Form 10-Q
period 1996-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 1996-06-19
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  April 30, 1996
                              --------------------------------------------------

                                       or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:  0-26236
                       ---------------------------------------------------------
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Missouri                                       37-1119387
- --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
 or organization                                           Identification No.)

 10100 "J" Street, Omaha, NE  68127
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

  402-331-4440
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                        /x/ Yes  / / No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                            / / Yes  / / No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

     871 shares

PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

     Reference is made to Exhibit 27 containing the Accountant's Compilation Report, dated May 24, 1996; Balance Sheets, dated April 30, 1996 of Professional Veterinary Products, Ltd. (the "Company"); Statements of Income for the Nine Months Ended April 30, 1996; Statements of Retained Earnings for Nine Months Ended April 30, 1996; Statements of Cash Flows for Nine Months Ended April 30, 1996; Notes to Financial Statements; and Schedule of Operating, General and Administrative Expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS PROFESSIONAL VETERINARY PRODUCTS, LTD. ("COMPANY")

REVENUES

     Net sales for the nine months ended April 30, 1996 were $49,678,424 compared to $46,660,790 for the nine month period ended April 30, 1995, an increase of 6.5%. Increased sales were due primarily to sales to new customers of the Company. Revenues from commissions and sales promotion, which were $846,249 and $531,766, respectively, for the nine months ended April 30, 1996, increased significantly from the same period in 1995 ($486,720 and $109,817, respectively for the nine months ended April 30, 1995). Revenues from commissions and sales promotions increased due to changes in manufacturers' sales programs, with increased emphasis on direct shipment by manufacturers, with payment of commissions and sales promotion fees to the Company. Total revenues increased from $47,323,756 for the nine months ended April 30, 1995, to $51,152,334 for the nine months ended April 30, 1996, an increase of 8.1%.

COST OF SALES

     The total cost of sales for the nine months ended April 30, 1996 were $46,895,915, up from $44,125,381 for the nine month period ended April 30, 1995, an increase of 6.3%. Vendor rebates, which are rebate incentives received by the Company from manufacturers and are deducted from the cost of sales, decreased from $1,837,418 for the nine months ended April 30, 1995 to $1,304,825 for the nine months ended April 30, 1996, primarily due to the timing of such rebates and decisions by manufacturers concerning issuance of rebates. Gross profit of $4,256,419 for the nine month period ended April 30, 1996, represented 8.32% of total revenues, an increase from 6.76% for the nine month period ended April 30, 1995.

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

     Operating, general and administrative expenses for the nine month period ended April 30, 1996 were $3,852,076, compared to $3,044,656 for the nine months ended April 30, 1995. The most significant portion of this increase came from the increase in employee salaries which increased from $1,090,480 for the nine months ended April 30, 1995 to $1,637,523 for the nine months ended April 30, 1996. This increase is attributable to the addition of new employees by the Company during the nine month period ended April 30, 1996.
In addition to the increase in employee salaries, employee-related taxes and benefits increased due to the increase in the number of employees. Other contributors to the increase in expenses included an increase in depreciation from $126,000 for the nine months ended April 30, 1995, to $235,782 for the nine months ended April 30, 1996. This increase in depreciation is due primarily to the acquisition of additional equipment during the nine month period ended April 30, 1996. Travel and promotion increased from $70,021 to $178,275, and sales promotion increased from $264,804 to $354,879. Marketing services decreased, however, from $368,287 to $74,097.


PROFESSIONAL VETERINARY PRODUCTS, LTD. BALANCE SHEETS

CURRENT ASSETS

     Total current assets of the Company increased from $10,919,505 as of April 30, 1995 to $12,274,183 as of April 30, 1996. A significant portion of this increase came from an increase in inventory which increased $1,071,658 from April 30, 1995 to April 30, 1996, resulting in total inventory of $8,224,467 as of April 30, 1996. Trade accounts receivable increased slightly from $3,488,477 to $3,606,099, with no allowance for doubtful accounts, which is based on the Company's historical experience with respect to bad debts.

PROPERTY AND EQUIPMENT

     The Company's value of property and equipment increased from $2,650,612 as of April 30, 1995 to $3,146,479 as of April 30, 1996 primarily as a result of the acquisition of additional equipment by the Company. The amount of accumulated depreciation has also increased as a result, with the net value after depreciation of $2,300,398, compared to $2,090,767 as of April 30, 1995.

OTHER ASSETS

     Other assets of the Company remained relatively stable at $232,263 as of April 30, 1996, compared to $241,533 as of April 30, 1995.

CURRENT LIABILITIES AND LONG TERM DEBT

     Total current liabilities increased from $8,952,736 as of April 30, 1995, to $10,037,019 as of April 30, 1996, primarily as a result of an increase in trade accounts payable (from $8,690,843 as of April 30, 1995 to $9,750,254 as of April 30, 1996) and accrued income taxes. Long term debt decreased from $1,435,982 as of April 30, 1995 to $1,379,500 as of April 30, 1996, as a result of the amortization of debt payments during the year. First Bank, Omaha, Nebraska, has provided the long term debt financing for the Company, which was in connection with the acquisition of its Omaha, Nebraska facility. First Bank also provides an operating line of credit of $2,000,000, of which none was outstanding as of April 30, 1996.

LIQUIDITY

     The current ratio of the Company (ratio of current assets to current liabilities) remained at 1.22 for April 30, 1995 and April 30, 1996. The ratio of total current assets to total current liabilities and long-term debt was 1.08 as of April 30, 1996. The Company's debt to asset ratio as of April 30, 1996 was 77.1% compared to 78.4% as of April 30, 1995, while the Company's debt to equity ratio as of April 30, 1996 was 3.4x, compared to 3.6x as of April 30, 1995. The

Company's total stockholders' equity and retained earnings increased from $2,863,087 as of April 30, 1995 to $3,390,325 as of April 30, 1996.

PART II - OTHER INFORMATION


ITEM 1 TO 5. OMITTED PURSUANT TO INSTRUCTIONS.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27: Financial Statements pursuant to Item 1, Part I, above.


                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 19, 1996                                    PROFESSIONAL VETERINARY
                                                 PRODUCTS, LTD.
                                                 (Registrant)


                                                      /s/ Dr. Lionel L. Reilly
                                                 ------------------------------
                                                 (Signature)
                                                 Dr. Lionel L. Reilly, President

                          MARVIN E. JEWELL & CO., P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS




                         Accountant's Compilation Report
                         ------------------------------



Board of Directors
          Professional Veterinary Products, Ltd.
                    Omaha, Nebraska


          We have compiled the accompanying balance sheets of Professional Veterinary Products, Ltd. as of April 30, 1996 and 1995, and the related statements of income, retained earnings, and cash flows for the nine months then ended, and accompanying schedule in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

          A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and schedule and, accordingly, we do no express an opinion or any other form of assurance on them.


                                   /s/ Marvin E. Jewell & Co., P.C.

Lincoln, Nebraska
     May 24, 1996

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.

                                 Balance Sheets

                             April 30, 1996 and 1995

                      ASSETS

Current assets:                                1996           1995
                                               ----           ----
   Cash                                   $    223,650          -
   Accounts receivable, trade, less
     allowance for doubtful accounts (0)     3,606,099      3,488,477
   Accounts receivable, stock                  211,967          -
   Accounts receivable, other                    8,000        278,219
   Inventory                                 8,224,467      7,152,809
                                            ----------     ----------
          Total current assets              12,274,183     10,919,505
                                            ----------     ----------
Property and equipment                       3,146,479      2,650,612
   Less accumulated depreciation               846,081        559,845
                                            ----------     ----------
                                             2,300,398      2,090,767
                                            ----------     ----------
Other assets:
   Organization expense less
     accumulated amortization
       $35 (1996), $15 (1995)                       65             85
   Loan origination fee less
     accumulated amortization
       $2,750 (1996), $1,100 (1995)              5,500          7,150
   Investments                                 226,698        234,298
                                            ----------     ----------
                                               232,262        241,533
                                            ----------     ----------
                                          $ 14,806,044     13,251,805
                                            ----------     ----------
                                            ----------     ----------

    LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:
   Bank overdraft                                -            105,593
   Current portion of long-term debt        $   56,482         51,766
   Accounts payable, trade                   9,750,254      8,690,843
   Accrued interest                             11,090         10,848
   Accrued expenses                             89,722         73,510
   Accrued income taxes                        129,471         20,076
                                            ----------     ----------
          Total current liabilities         10,037,019      8,952,736
                                            ----------     ----------
Long-term debt                               1,379,500      1,436,982
                                            ----------     ----------
Stockholders' equity:
   Common stock, no par value per share.
     Authorized 30,000 shares; issued
     and outstanding 871 shares (1996),
     760 shares (1995)                       2,540,000      2,207,000
   Retained earnings                           850,325        656,087
                                            ----------     ----------
                                             3,390,325      2,863,087
                                            ----------     ----------
                                          $ 14,806,844     13,251,805
                                            ----------     ----------
                                            ----------     ----------

See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.

                              Statements of Income

                    Nine months ended April 30, 1996 and 1995

                                             Amount                Percent
                                      -------------------       --------------
                                      1996           1995       1996      1995
                                      ----           ----       ----      ----

Revenues:
   Net sales                     $ 49,678,424     46,660,790     9.12      9.60
   Shipping                            54,863         50,771      .11       .11
   Commissions                        846,249        486,720     1.65      1.03
   Sales promotion                    531,766        109,817     1.04       .23
   Annual meeting reimbursement         6,961          8,734      .01       .02
   Miscellaneous                       34,071          6,924      .07       .01
                                   ----------     ----------   ------    ------
                                   51,152,334     47,323,756   100.00    100.00
                                   ----------     ----------   ------    ------
Cost of sales:
   Net purchases                   47,291,298     45,124,710    92.45     95.35
   Freight out                        909,442        838,089     1.78      1.77
   Less vendor rebates             (1,304,825)    (1,837,418)   (2.55)    (3.88)
                                   ----------     ----------   ------    ------
                                   46,895,918     44,125,301    91.68     93.24
                                   ----------     ----------   ------    ------
          Gross profit              4,256,419      3,198,378     8.32      6.76
                                   ----------     ----------   ------    ------
Operating, general and
   administrative expenses
   (Schedule)                       3,852,076      3,044,656     7.93      6.44
                                   ----------     ----------   ------    ------
          Operating income            404,343        153,719      .79       .32

Other income - Interest                92,574         69,156      .18       .15
                                   ----------     ----------   ------    ------
                                      496,917        222,875      .97       .47

Other expenses - Interest             115,219         72,866      .22       .15
                                   ----------     ----------   ------    ------
          Income before income
          taxes                       381,698        150,019      .78       .32

Income taxes                          157,783         57,658      .31       .12
                                   ----------     ----------   ------    ------
          Net income             $    223,945         92,361      .44       .20
                                   ----------     ----------   ------    ------
                                   ----------     ----------   ------    ------



See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.

                         Statements of Retained Earnings

                    Nine months ended April 30, 1996 and 1995



                                                          1996        1995
                                                       ---------   ---------
Balance at beginning of period                         $ 626,380    563,726

Net income                                               223,945     92,361
                                                       ---------   ---------

Balance at end of period                               $ 850,325    656,087
                                                       ---------   ---------
                                                       ---------   ---------


See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.

                            Statements of Cash Flows

                    Nine months ended April 30, 1996 and 1995



                                                                     1996                           1995
                                                          --------------------------      --------------------------
Cash flows from operating activities:
   Net income                                                               $ 223,945                        92,361
   Adjustments to reconcile net income
     to net cash provided (used) by
     operating activities:
       Depreciation and amortization                      $    237,031                       128,860
       Adjustments for working capital
       changes:
          (Increase) decrease in:
            Receivables                                     (1,226,638)                   (2,693,419)
            Inventories                                     (2,436,218)                   (2,006,117)
          Increase (decrease) in:
            Receivables                                      3,331,483                     3,799,566
            Inventories                                       (143,437)                     (103,981)
            Income taxes                                       140,921                        (1,839)
                                                          ------------                     ---------
               Total adjustments                                              (96,858)                     (876,930)
                                                                             --------                     ---------
               Net cash provided (used) by
                 operating activities                                         127,087                      (784,569)

Cash flows from financing activities:
   Purchase of property and equipment                         (461,173)                   (1,112,739)
   Subsidiary acquisition                                        -                           (25,000)
   Return of investment                                          7,500                         -
                                                          ------------                     ---------

               Net cash used by
                 investing activities                                        (453,573)                   (1,137,739)

Cash flows from financing activities:
   Net loan proceeds (reduction)                               (39,245)                    1,098,341
   Net proceeds from issuance of
     common stock                                              153,000                       333,000
   Loan origination fees                                         -                            (8,250)
                                                          ------------                     ---------
               Net cash provided by
                 financing activities                                         113,755                     1,423,111
                                                                             --------                     ---------
Net decrease in cash                                                         (212,731)                     (499,197)

Cash at beginning of period                                                   436,381                       393,804
                                                                             --------                     ---------
                                                                             --------                     ---------
Cash (deficit) at end of period                                             $ 223,650                      (105,693)
                                                                             --------                     ---------
                                                                             --------                     ---------
Supplementary disclosures of cash flow information:
   Interest paid                                                            $ 114,886                        64,604
                                                                             --------                     ---------
                                                                             --------                     ---------
   Income taxes paid                                                        $  16,832                        59,497
                                                                             --------                     ---------
                                                                             --------                     ---------



See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.

                          Notes to Financial Statements

                             April 30, 1995 and 1996

(1)  Organization and summary of significant accounting policies:

     Organization:
          Professional Veterinary Products, Ltd. was incorporated in the State of Missouri in 1982. The corporation was formed to buy, sell and warehouse pharmaceuticals and other veterinary related items. The purpose of the corporation is to act as a wholesale distributor primarily to shareholders. Shareholders are limited to the ownership of one share of stock and must be a licensed veterinarian or business entity comprised of licensed veterinarians.

     Summary of significant accounting policies:

          (a)  Basis of accounting:
                    The corporation uses the accrual method of accounting for financial statements and income tax purposes.

          (b)  Accounts receivable:
                    Accounts receivable are considered fully collectible, therefore, no allowance for doubtful accounts was recorded.

          (c)  Inventory:
                    Inventory is valued at the lower of cost or market on the first-in, first-out basis.

          (d)  Property and equipment and depreciation:
                    Property and equipment are stated at cost. For financial reporting purposes and income tax purposes, the company uses accelerated depreciation methods over the estimated useful lives of the assets.

          (e)  Cash and cash equivalent:
                    The corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          (f)  Amortization:
                    Organizational costs are being amortized over sixty months on a straight-line basis. Financing costs are being amortized over the term of the note on a straight-line basis. This amortization is included in interest expense in the income statement.

          (g)  Income taxes:
                    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. The amount of income taxes paid or payable for a year is determined by applying the provisions of the enacted tax law to the taxable income for that year.

(2) For the nine months ended April 30, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $1,464,800 (1996), $2,114,311 (1995).



See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.

                             April 30, 1996 and 1995


(3)  Property and equipment:

                                                               Book Value
                                         Accumulated       ------------------
                            Cost         Depreciation      1996          1995
                            ----         ------------      ----          ----
          Land          $    15,455           -            15,455         15,455
          Buildings       1,751,987        142,905      1,609,082      1,664,435
          Equipment       1,379,037        703,176        675,861        410,877
                          ---------      ---------      ---------      ---------

                        $ 3,146,479        846,081      2,300,398      2,090,767
                          ---------      ---------      ---------      ---------

(4)  Long-term debt:

                                                           1996           1995
                                                           ----           ----
          Note payable, bank,  8.75% interest         $ 1,435,982      1,487,748
          Less current portion due within one year        (56,482)       (81,766)
                                                        ---------      ---------

                                                      $ 1,379,500      1,435,982
                                                        ---------      ---------
                                                        ---------      ---------


          Monthly installments of principal and interest of $14,992 commencing February 1, 1995 with final installment and entire unpaid principal balance due on January 1, 2000. The loan may be prepaid with early redemption premiums of 3%, 2%, and 1% in years two, three, and four respectively. Principal payments of up to $150,000 will be accepted without prepayment penalty. Loan is collateralized by land and building.

          Total yearly payments of long-term debt are due as follows:


               1997                                   $    56,482
               1998                                        61,627
               1999                                        67,241
               2000                                     1,250,632
                                                        ---------

                                                      $ 1,435,982
                                                        ---------
                                                        ---------

(5)  Commitments and contingent liabilities - leases:

          July 21, 1994 the company entered into a lease with IBM Credit Corporation for the purpose of leasing related computer hardware. The lease minimum rentals are $3,339 per month. The lease expires July, 1997.

          October 3, 1995 the company entered into a lease with Nebraska Leasing Services, Inc. for the purpose of leasing a vehicle. The lease minimum rentals are $588.25 per month for a term of 36 months with a final rental installment of $20,000. The lease expires October 9, 1998.

          February 1, 1996 the company entered into a lease with Nebraska Leasing Services, Inc. for the purpose of leasing a vehicle. The lease minimum rentals are $431.36 per month for a term of 48 months with a final rental installment of $11,000. The lease expires February 1, 2000.


See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.

                             April 30, 1996 and 1995


(5)  Commitments and contingent liabilities - leases (continued):

          Minimum future obligations on operating leases in effect on April 30, 1996 are:


                                           Vehicle        Vehicle       Computer
                                            Lease          Lease        Hardware
                                           Expense        Expense       Expense
                                          --------       --------       --------
            Period ended April 30, 1997   $  7,059          5,176         40,068
            Period ended April 30, 1998      7,059          5,176         10,017
            Period ended April 30, 1999     23,529          5,176           -
            Period ended April 30, 2000       -            14,882           -
                                          --------       --------       --------

                                          $ 37,647         30,410         50,085
                                          --------       --------       --------
                                          --------       --------       --------

(6)  Transactions between Board of Directors, key employees and the company.

          Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended April 30, 1996 as follows:

            Members of the Board of Directors         $ 1,162,536
            Key employees                                   1,458
                                                        ---------

                                                      $ 1,163,996
                                                        ---------
                                                        ---------

(7)  Profit-sharing and 401-K retirement plans:

          The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $0 for the periods ended April 30, 1996 and 1995.

          The Company also provides a contributory 401-K retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 10% employee contribution with a 3% contribution. The total provision to the plan for the periods ended April 30, 1996 and 1995 were $27,047 and $21,666, respectively.


See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.

           Schedule of Operating, General and Administrative Expenses

                    Nine months ended April 30, 1996 and 1995

                                                     Amount                    Percent
                                                ----------------           ----------------
                                                1996        1995           1996        1995
                                                ----        ----           ----        ----
Salaries                                    $ 1,637,523   1,090,480        3.20        2.30
Director's fees                                  35,500        -            .08        -
Annual meeting                                   34,036      53,769         .07         .11
Convention and seminars                          40,419      24,115         .08         .06
Insurance                                       174,790     117,691         .34         .25
Life insurance                                    9,763       9,000         .02         .02
Office supplies and expense                      97,434      96,461         .19         .20
Operating supplies                              283,759     270,026         .55         .57
Equipment rent                                   47,248      48,887         .09         .10
Telephone                                        90,393      77,276         .18         .16
Utilities                                        36,167      31,516         .07         .07
Accounting fees                                  23,630      19,500         .05         .04
Legal fees                                       36,261      27,886         .07         .06
Taxes, payroll                                  137,186      87,862         .27         .19
Taxes, general                                   34,908      31,519         .07         .05
Repairs and maintenance                          54,802      37,301         .11         .08
Depreciation                                    235,782     126,000         .46         .27
Contract labor                                   99,943      85,297         .20         .18
Advertising                                      26,696      11,470         .05         .02
Postage                                          25,140      16,334         .05         .03
Travel and promotion                            178,275      70,021         .36         .13
Dues and subscriptions                            5,847      17,125         .01         .04
Profit-sharing and pension contribution          27,047      21,666         .05         .05
Sales promotion                                 354,879     264,804         .69         .86
Marketing services                               74,097     368,287         .14         .78
License and fees                                 15,621       6,999         .03         .01
Equipment maintenance                            17,860      36,264         .03         .09
Miscellaneous                                    17,071       5,400         .03         .01
                                              ---------   ---------        ----        ----

                                            $ 3,852,076   3,044,656        7.53        6.44
                                              ---------   ---------        ----        ----
                                              ---------   ---------        ----        ----


See accompanying notes to financial statements and accountant's compilation report.