Form 10-Q
period 1999-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 1999-12-15
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               For the quarterly period ended October 31, 1999; or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

           For the transition period from ___________ to ____________.

      Commission file number: pending (Securities Act file number: 333-86629)


                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
             (Exact name of registrant as specified in its charter)

        Nebraska                              5047                            37-1119387
(State or other jurisdiction of     (Primary Standard Industrial            (IRS Employer
incorporation or organization)      Classification Code Number)          Identification No.)

                            10077 South 134th Street
                              Omaha, Nebraska 68138
                                 (402) 331-4440
   (Address and telephone number of registrant's principal executive offices)

                                 10100 J Street
                              Omaha, Nebraska 68127
                                (Former Address)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes      [   ]    No       [ X ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                                OUTSTANDING AT SEPTEMBER 1, 1999
         -----                                --------------------------------
         Common Stock, $1.00 par value                          1,197

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED OCTOBER 31, 1999

PART I   FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS
                  Balance Sheets at October 31, 1999 and October 31, 1998
                  (unaudited) ...............................................3

                  Statements of Income for the three months ended
                  October 31, 1999 and October 31, 1998 (unaudited)..........5

                  Statements of Retained Earnings for the three months
                  ended October 31, 1999 and October 31, 1998 (unaudited)....6

                  Statements of Cash Flow for the three months ended October
                  31, 1999 and October 31, 1998 (unaudited) .................7

                  Notes to Financial Statements .............................8

                  Accountant's Compilation Report ..........................13

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                           FINANCIAL CONDITION AND RESULTS OF OPERATION ....14

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                           MARKET RISK .....................................15

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ........................................15

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ................15

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..........................17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......17

         ITEM 5.  OTHER INFORMATION ........................................18

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .........................18

                  SIGNATURES ...............................................18

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                                  Balance Sheet
                     October 31, 1999 and 1998 (unaudited)

                                     Assets

                                                                    1999                  1998
                                                                -----------            ----------
Current assets:
Cash                                                             $   26,678                 7,508
Accounts receivable, trade, less allowance
   for doubtful accounts (0)                                     21,714,128             8,931,950
Accounts receivable, stock                                           72,917                45,834
Accounts receivable, other                                          604,618                10,455
Inventory                                                        17,947,852            16,668,690
                                                                -----------           -----------

          Total current assets                                   40,366,193            25,664,437
                                                                -----------           -----------

Property and equipment                                            8,491,563             4,910,039
   Less accumulated depreciation                                  1,646,504             1,792,240
                                                                -----------           -----------
                                                                  6,845,059             3,117,799
                                                                -----------           -----------
Other assets:
   Organization expense less
        accumulated amortization of
             $34,107 (1999), $18,967 (1998)                         192,691               207,831
   Loan origination fee less
        accumulated amortization of
              $1,333 (1999), $6,875 (1998)                           18,667                 1,375
   Trademark, less accumulated
        amortization of
                $389 (1999), $-0- (1998)                              4,611                     -
   Investments                                                      143,850                     -
                                                                -----------           -----------


                                                                    359,819               209,206
                                                                -----------           -----------

                                                                $47,571,071             28,991,442
                                                                ===========           ===========

    See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                            Balance Sheet (continued)
                     October 31, 1999 and 1998 (unaudited)

                      Liabilities and Stockholders' Equity
                      ------------------------------------
Current liabilities:
    Bank overdraft                                             $  954,198               578,292
    Current portion of long-term debt                              75,014                76,985
    Notes payable, bank                                         1,768,877             2,755,000
    Notes payable, other                                           54,634                     -
    Accounts payable, trade                                    35,739,039            19,996,771
    Accrued interest                                               37,574                27,862
    Accrued expenses                                              234,882               143,945
    Accrued income taxes                                           94,559               115,484
                                                             ------------            ----------

          Total current liabilities                            38,958,777            23,694,339
                                                             ------------            ----------

Long-term debt                                                  3,924,986             1,205,245
                                                             ------------            ----------

Stockholders' equity:
   Common stock, no par value per share.
        Authorized 30,000 shares; issued and
        outstanding 1,211 shares (1999),
        1,053 shares (1998)                                     3,562,000             3,093,000
   Retained earnings                                            1,125,308               998,858
                                                             ------------            ----------

                                                                4,687,308             4,091,858
                                                             ------------            ----------

                                                             $ 47,571,071            28,991,442
                                                             ============            ==========

     See accompanying notes to financial statements and accountant's compilation report.

                               PROFESSIONAL VETERINARY PRODUCTS, LTD.
                                        Statements of Income
                       Three months ended October 31, 1999 and 1998 (unaudited)

                                                                AMOUNT                         PERCENT
                                                               --------                       ---------
                                                       1999                   1998         1999        1998
Revenues:
   Net Sales                                      $ 41,142,357            26,236,826       98.46       97.33
   Shipping                                             28,251                21,875         .07         .08
   Commissions                                         348,235               436,483         .83        1.62
   Sales promotion                                     261,869               223,072         .63         .83
   Annual meeting reimbursement                              -                16,609           -         .06
Miscellaneous                                            3,153                21,356         .01         .08
                                                  ------------            ----------      ------      ------

                                                    41,783,865            26,956,221      100.00      100.00
                                                  ------------            ----------      ------      ------

Cost of sales:
    Net purchases                                   38,536,377            24,958,457       92.23       92.58
    Freight out                                        768,440               533,272        1.84        1.98
    Less vendor rebates                               (842,903)             (723,083)      (2.02)      (2.68)
                                                  ------------            ----------      ------      ------

                                                    38,461,914            24,768,646       92.05       91.88
                                                  ------------            ----------      ------      ------

           Gross profit                              3,321,951             2,187,575        7.95        8.12
Operating, general and administrative
expenses
                                                     3,019,105             1,849,642        7.23        6.86
                                                  ------------            ----------      ------      ------

           Operating income                            302,846               337,933         .72        1.26

Other income - Interest                                 69,330                38,172         .17         .14
                                                  ------------            ----------      ------      ------

                                                       372,176               376,105         .89        1.40

Other expenses - Interest                               99,721                81,253         .24         .30
                                                  ------------            ----------      ------      ------

              Income before income taxes               272,455               294,852         .65        1.10

Income taxes                                           107,371               115,484         .25         .43
                                                  ------------            ----------      ------      ------

              Net income                             $ 165,084               179,368         .40         .67
                                                  ============            ==========      ======      ======

     See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         Statements of Retained Earnings
             Three months ended October 31, 1999 and 1998 (unaudited)

                                                          1999                  1998
                                                         ------                ------
Balance at beginning of period                        $  960,224               819,490

Net income                                               166,084               179,368
                                                      ----------               -------

Balance at end of period                              $1,125,308               998,858
                                                      ==========               =======

     See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                            Statements of Cash Flows
            Three months ended October 31, 1999 and 1998 (unaudited)

                                                                 1999                         1998
                                                                ------                       ------
Cash flows from operating activities:
   Net income                                                           $165,084                       179,368
   Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
          Depreciation and amortization                $  46,368                         66,216
          Adjustments for working capital
          changes:
            (Increases) decrease in:
                Receivables                          (11,180,520)                    (4,435,972)
                Inventories                           (5,360,620)                    (3,663,377)
            (Increase (decrease) in:
               Accounts payable                       17,562,256                      9,556,544
               Accrued expenses                       (1,024,544)                      (951,427)
            Income taxes                                  76,652                         73,044
                                                     ------------                   ------------

               Total adjustments                                         119,592                       645,028
                                                                         -------                       -------

               Net cash provided (used) by
                      operating activities                               284,676                       824,396

Cash flows from investing activities -
   Purchase of property and equipment                                 (3,850,732)                     (975,548)

Cash flows from financing activities:
   Net loan proceeds (reduction)                       1,410,273                        636,723
   Net proceeds from issuance of
      common stock                                       135,584                         53,500
                                                         -------                         ------
               Net cash provided (used) by
                      financing activities
                                                                       1,545,857                       690,223
                                                                       ---------                       -------

   Net increase (decrease) in cash                                    (2,020,199)                      539,071

   Cash (deficit) at beginning of period                               1,092,679                    (1,109,855)
                                                                       ---------

   Cash (deficit) at end of period                                    $ (927,520)                     (570,784)
                                                                      ==========                     =========

   Supplemental disclosure of cash flow information:

          Interest paid                                                  $84,760                        70,531
                                                                         =======                        ======

          Income taxes paid                                              $30,719                        42,440
                                                                         =======                        ======


     See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          Notes to Financial Statements
                            October 31, 1999 and 1998


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

         Summary of significant accounting policies:

                  (a)      Basis of accounting:
                               The corporation uses the accrual method of accounting for financial statement and income tax purposes.

                  (b)      Concentration of cash balances:
                               The Company's cash funds are located in a single financial institution. The amount on deposit at October 31, 1999 and 1998 exceeded the $100,000 federally insured limit.

                  (c)      Accounts receivable:
                               Management considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required.

                  (d)      Inventory:
                               Inventory is valued at the lower of cost or market on the first-in, first-out basis.

                  (e)      Property and equipment depreciation:
                               Property and equipment are stated at cost. For financial reporting purposes and income tax purposes, the company uses accelerated depreciation methods over the estimated useful lives of the assets.

See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                            October 31, 1999 and 1998

         (1)      Summary of significant accounting policies (continued):

                  (f)      Cash and cash equivalents:
                               The corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  (g)      Amortization:
                               Organizational costs are being amortized over sixty months on a straight-line basis.

                               Financing costs are being amortized over the term of the note on a straight-line basis. This amortization is included in interest expense in the income statement.

                               The intangible costs are being amortized over fifteen years on a straight-line basis.

                  (h)      Use of estimates:
                               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  (i)      Income taxes:
                             Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due. The amount of income taxes paid or payable for a year is determined by applying the provisions of the enacted tax law to the taxable income for that year.

(2) For the three months ended October 31, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $697,289 (1999), $722,120 (1998).

See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                            October 31, 1999 and 1998


(3)      Property and equipment:

                                                                  BOOK VALUE
                                       ACCUMULATED                ----------
                       COST            DEPRECIATION       1999                  1998
                       ----            ------------       ----                  ----
    Land               $   953,780              -              953,780               969,235
    Buildings            5,224,835              -            5,224,835             1,670,219
    Equipment            2,312,948      1,646,504              666,444               478,345
                         ---------      ---------              -------               -------
                       $ 8,491,563      1,646,504            6,845,059             3,117,799
                       ===========      =========            =========             =========


(4)      Long-term debt:

                                                                         1999                 1998
                                                                         ----                 ----
    Note payable, bank, 7.42% interest                                     $ 4,000,000                 -
    Note payable, bank, 8.25% interest                                               -         1,282,230
                                                                                               ---------
                                                                             4,000,000         1,282,230
                                                                             ---------
                       Less current portion due within one year                 75,014            76,985
                                                                                ------            ------
                                                                           $ 3,924,986         1,205,245
                                                                           ===========         =========


                Note payable, bank, 7.42% interest:
                    Monthly installments of principal and interest of $32,028 commencing January 1, 2000 with final installment and entire unpaid principal balance due on May 1, 2009. Loan is collateralized by land and building.

                Total yearly payments of long-term debt are due as follows:

            2000                                  $   75,014
            2001                                      96,339
            2002                                     103,735
            2003                                     111,700
            2004                                     120,275
            2005 - 2009                            3,492,937
                                                  ----------
                                                  $4,000,000


(5) Commitments and contingent liabilities - leases:

              On February 1, 1996, the company entered into a lease with Nebraska Leasing Services, Inc. for the purpose of leasing a vehicle. The lease minimum rentals are $431.36 per month for a term of 48 months with a final rental installment of $11,000. The lease expires February 1, 2000.

See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                            October 31, 1999 and 1998

              On July 28, 1997, the company entered into a lease with IBM Credit Corporation for the purpose of leasing related computer hardware. The lease minimum rentals are $6,541 per month. The lease expires July 30, 2002.

              On February 4, 1998, the company entered into a lease with Nebraska Leasing Services, Inc. for the purpose of leasing a vehicle. The lease minimum rentals are $649.92 per month for a term of 36 months with a final rental installment of $19,500. The lease expires January 4, 2001.

              On February 18, 1998, the company entered into a lease with Nebraska Leasing Services, Inc. for the purpose of leasing a truck. The lease minimum rentals are $451.13 per month for a term of 36 months with a final rental installment of $12,000. The lese expires January 18, 2001.

              On August 14, 1998, the company entered into a lease with IBM Credit Corporation for the purpose of leasing related computer hardware. The lease minimum rentals are $3,107 per month for a term of 48 months. The lease expires August 14, 2002.

              On August 31, 1999, the company entered into a lease with IOS Capital for the purpose of leasing four copiers. The lease minimum rentals are $1,216 per month for a term of 48 months. The lease expires August 31, 2003.

              On September 1, 1999, the company entered into a lease with US Bancorp Leasing & Financial for the purpose of leasing two forklifts. The lease minimum rentals are $1,189 per month for a term of 48 months. The lease expires September 10, 2003.

              On October 7, 1999, the company entered into a lease with Neopost Leasing for the purpose of leasing a postage meter. The lease minimum rentals are $687.22 per quarter for a term of 60 months. The lease expires October 7, 2004.

              On October 10, 1999, the company entered into a lease with US Bancorp Leasing & Financial for the purpose of leasing 50 warehouse scanners. The lease minimum rentals are $6,225 per month for a term of 36 months. The lease expires October 8, 2002.

See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                            October 31, 1999 and 1998

           Minimum future obligations on operating leases in effect on October 31, 1999 are:

           Period ended October 31, 2000                      $ 177,781
           Period ended October 31, 2001                        170,137
           Period ended October 31, 2002                        134,742
           Period ended October 31, 2003                         17,681
           Period ended October 31, 2004                          1,374
                                                              ---------
                                                              $ 501,715
                                                              =========


(6) Transactions between Board of Directors, key employees and the company.

           Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended October 31 as follows:

                                                                                1999                  1998
                                                                                ----                  ----
                   Members of the Board of Directors                                $ 792,993              687,868
                   Key employees                                                        7,618                  756
                                                                                        -----                  ---
                                                                                    $ 800,611              688,624
                                                                                    =========              =======


(7) Profit-sharing and 401-K retirement plans:

              The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $0 for the period ended October 31, 1999 and 1998.

              The Company also provides a contributory 401-K retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 10% employee contribution with a 3% contribution. The total provision to the plan for the period ended October 31, was $30,629 for 1999 and $25,658 for 1998.

See accountant's compilation report.

                          [MARVIN E. JEWELL & CO., P.C.
                          Certified Public Accountants
                                   Letterhead]


                         ACCOUNTANT'S COMPILATION REPORT


Board of Directors
Professional Veterinary Products, Ltd.
Omaha, Nebraska

                  We have compiled the accompanying balance sheets of Professional Veterinary Products, Ltd. as of October 31, 1999 and 1998, and the related statements of income, retained earnings, and cash flows for the three months then ended, and accompanying schedule in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

                  A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and schedule and, accordingly, we do no express an opinion or any other form of assurance on them.



Lincoln, Nebraska
December 1, 1999

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERSTIONS

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements relate primarily to working capital and the expansion of our operations to accommodate sales growth. We maintain significant inventory levels to fulfill our operating commitment to our customers. Historically, we have financed our cash requirements primarily from short-term bank borrowings and cash from operations.

     Net cash provided by operating activities of $824,396 for the period ending October 1998 was primarily attributable to increases of $4,435,972 in accounts receivable and $3,663,377 in inventories. These were partially offset by an increase of $9,556,544 in accounts payable. Net cash provided by operating activities of $284,676 for the period ending October 1999 was primarily attributable to an increase of $11,180,520 in accounts receivable and $5,360,620 in inventories. These were partially offset by an increase of $17,562,256 in accounts payable.

     Net cash used by investing activities of $975,548 for the period ending October 1998 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $3,850,732 for the period ending October 1999 was primarily attributable to investments in property and equipment.

     Net cash provided by financing activities of $690,223 for the period ending October 1998 was primarily attributable to increases of $636,723 in loan proceeds and $53,500 from net proceeds from the issuance of common stock. Net cash provided by financing activities of $1,545,857 for the period ending October 1999 was primarily attributable to increases of $1,410,273 in loan proceeds and $135,584 from net proceeds from the issuance of common stock.

RESULTS OF OPERATIONS

     Three months ended October 31, 1999 as compared to the three months ended October 31, 1998:

     Net sales for the period ending October 31, 1999 increased by 56.8% or $14.9 million. Sales for the period totaled $41.1 million compared to $26.2 million for the same period the previous year. The growth was attributable to increased sales to existing veterinary shareholders and the addition of new shareholders. During the period 23 veterinary practices became shareholders of the Company. On October 31, 1999 the Company had 1211 shareholders.

     Gross profits for the period ending October 31, 1999 increased by $1.1 million to $3.3 million compared to $2.2 million for the same period the previous year. Gross profit as a percentage of total revenues was 8.0% in the period compared to 8.1% in the same period the previous year.

     Operating, general and administrative expenses for the period ending October 31, 1999 increased by $1.2 million to $3.0 million in the period compared to $1.8 million for the same period the previous year. Such operating, general and administrative expenses as a percentage of total revenues for the period was 7.2% in the period compared to 6.9% in the same period the previous year.


ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .80 percentage points (a 10% change from the average interest rate as of October 31, 1999), assuming no change in the Company's outstanding balance under the line of credit (approximately $1,768,877 as of October 31, 1999), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $141,150.


                                     PART II
                                OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

     The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)   Recent Sales of Unregistered Securities:

     A list of the securities sold by the Company between May 1996 and June 1999 and which were not registered under the Securities Act was included in
Part II of the Registration Statement filed with the Securities and Exchange Commission on September 7, 1999, as part of the Company's Form S-1 (SEC Registration No. 333-86629), as amended, and is incorporated herein by reference. The following is a list of additional securities sold by the Company through September 1st. All securities were exempt from registration pursuant to a No-Action Letter issued by the Securities and Exchange Commission on July 12, 1996.

                                    TITLE                                     AMT      DATE      PRICE    DISCOUNTS OR
                                                                                                          COMMISSIONS
  Vicky L. Soles, D.V.M., New Freeport, Pennsylvania                           1      July-99    $3000             $0
  Salt Plains Veterinary Services, P.C., Cherokee, Oklahoma                    1      July-99    $3000             $0
  Scott King, D.V.M., Grey Summit, Missouri                                    1      July-99    $3000             $0
  Greg Steck, D.V.M., Centertown, Missouri                                     1      July-99    $3000             $0
  Brocksmith Veterinary Associates, Inc., Vincennes, Indiana                   1      July-99    $3000             $0
  Mark A. Williams, D.V.M., Batesville, Arkansas                               1      July-99    $3000             $0
  Jim W. Harvey, D.V.M., Okeechobee, Florida                                   1      July-99    $3000             $0
  Blockhouse Creek Animal Hospital, P.C., Cedar Park, Texas                    1      July-99    $3000             $0
  Wilhite Equine Services, L.L.C., Raymore, Missouri                           1      July-99    $3000             $0
  Spring Mill Veterinary Service, Mitchell, Indiana                            1      July-99    $3000             $0
  Hereford Veterinary Clinic, Hereford, Texas                                  1      July-99    $3000             $0
  Gulf Coast Veterinary Surgery, P.C., Houston, Texas                          1      July-99    $3000             $0
  Dennis Greg Harris, D.V.M., Chapel Hill, Tennessee                           1      Aug-99     $3000             $0
  Russell R. Bloom, D.V.M., Helena, Montana                                    1      Aug-99     $3000             $0
  Republican Valley Veterinary Clinic, St. Francis, Kansas                     1      Aug-99     $3000             $0
  Snodgrass Veterinary Medical Center, Inc., Bowling Green, KY                 1      Aug-99     $3000             $0
  Feeder Creek Veterinary Services, Inc., Millerspost, Ohio                    1      Aug-99     $3000             $0
  Town & Country Animal Clinic, P.C., Lakeview, Michigan                       1      Aug-99     $3000             $0
  Ronald G. Helvey, D.V.M., Mountain Home, Arkansas                            1      Aug-99     $3000             $0
  Arther M. Strohbehn, D.V.M., Council Bluffs, Iowa                            1      Aug-99     $3000             $0
  Ravan B. Inc., Quitman, Texas                                                1      Aug-99     $3000             $0
  Randall Mims, D.V.M., Okeechobee, Florida                                    1      Aug-99     $3000             $0
  Charles Neumann, D.V.M., Hastings, Nebraska                                  1      Aug-99     $3000             $0
  Tony M. Forshey, D.V.M., Archbold, Ohio                                      1      Aug-99     $3000             $0
  Battenkill Veterinary Bovine, PC, Middle Falls, New York                     1      Aug-99     $3000             $0
  Cat Care Clinic, P.C., Indianapolis, Indiana                                 1      Sept-99    $3000             $0
  Melvin G. Dewey, D.V.M., Peoria, Illinois                                    1      Sept-99    $3000             $0
  William W. Somerville, D.V.M., Clinton, Indiana                              1      Sept-99    $3000             $0
  All For Pets Veterinary Clinic, PA, Cabot, Arkansas                          1      Sept-99    $3000             $0
  Eddie C. Clayton, D.V.M., Crockett, Texas                                    1      Sept-99    $3000             $0
  Tim Knott, D.V.M., Arthur, Nebraska                                          1      Sept-99    $3000             $0
  Linton Veterinary Clinic, Linton, Indiana                                    1      Sept-99    $3000             $0
  Plateau Veterinary Services, Inc., Enumclaw, Washington                      1      Sept-99    $3000             $0
  Racikac, Inc., Cape Coral, Florida                                           1      Sept-99    $3000             $0


                                    TITLE                                     AMT      DATE      PRICE    DISCOUNTS OR
                                                                                                          COMMISSIONS
  Gene Greliner, D.V.M., Loose Creek, Missouri                                 1      Sept-99    $3000             $0
  Greenhaven Animal Clinic, PC, San Jose, Illinois                             1      Sept-99    $3000             $0
  Arlyn Scherbenske, D.V.M., Steele, North Dakota                              1      Sept-99    $3000             $0
  Edwin D. Bracken, Jr., D.V.M., Martinburg, Pennsylvania                      1      Sept-99    $3000             $0
  Animal Health Associates, Inc.                                               1      Sept-99    $3000             $0
  James Mayer, D.V.M., Radcliff, Kentucky                                      1      Sept-99    $3000             $0
  Robert Haynes, D.V.M., Junction City, Kansas                                 1      Sept-99    $3000             $0
  Colin Kirkegaard, D.V.M., Mitchell, South Dakota                             1      Sept-99    $3000             $0
  Timber Creek Animal Hospital, Inc., Pittsfield, Illinois                     1      Sept-99    $3000             $0
  Jeff Byers, D.V.M., Loudonville, Ohio                                        1      Sept-99    $3000             $0
  Phillips Kinslow, D.V.M., Lebanon, Tennessee                                 1      Sept-99    $3000             $0
  New Salem Veterinary Clinic, P.C., New Salem, North Dakota                   1      Sept-99    $3000             $0
  Unionville Equine Associates, P.C., Oxford, Pennsylvania                     1      Sept-99    $3000             $0
  Chisholm Trail Animal Hospital, P.A., Wichita, Kansas                        1      Sept-99    $3000             $0
  Elk County Veterinary Services, Inc., Howard, Kansas                         1      Sept-99    $3000             $0
  Power Genetics Veterinary Services, Holbrook, Nebraska                       1      Sept-99    $3000             $0
  Larry R. Brash, D.V.M., Rutland, North Dakota                                1      Sept-99    $3000             $0


     (d)   Use of Proceeds:

     On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. The offering was not commenced during the reporting period because printing of the prospectus was not complete.

     A reasonable estimate for the amount of expenses incurred in connection with the issuance and distribution of our common stock was $123,417, including the SEC registration fee, Blue Sky filing fees and expenses, printing expenses, legal fees, and miscellaneous expenses. None of these expenses represented a direct or indirect payment to directors, officers, persons owning 10% or more of any class of our common stock.

ITEM 3:    DEFAULTS UPON SENIOR SECURITES

                 None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)   The Company held its Annual Shareholders' Meeting on August 20,
           1999.

     (b)   The shareholders voted the elect the entire slate of directors:

                                  Name                        Votes For          Votes Against        Abstentions
                  Dr. Mark A. Basinger                           624                   0                  551
                  Dr. Raymond C. Ebert, II                       624                   0                  551
                  Dr. Fred G. Garrison                           624                   0                  551
                  Dr. Kenneth R. Liska                           624                   0                  551
                  Dr. Wayne E. Rychnovsky                        624                   0                  551
                  Dr. Timothy P. Trayer                          624                   0                  551
                  Dr. Russ R. Weston                             624                   0                  551
                  Dr. Michael L. Whitehair                       624                   0                  551


         (c) The Amended and Restated Articles of Incorporation and Bylaws were voted on and approved by the shareholders to change the par value of the common stock to $1.00 and to permit the Company to become a Nebraska corporation and to pay dividends. There were 624 votes for, no votes against, 551 abstentions and no broker non-votes.

ITEM 5:    OTHER INFORMATION

                 None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                 27.   Financial Data Schedule

           (b)   REPORTS ON FORM 8-K

                 The Company filed no current reports on Form 8-K during the quarter ended October 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: December 15, 1999              By:   /s/  Dr. Lionel L. Reilly
                                                -------------------------------
                                                Dr. Lionel L. Reilly, President