Form 10-Q
period 2000-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2000-03-15
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

         For the quarterly period ended January 31, 2000; or

[  ]     Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934.

         For the transition period from ___________ to ____________.

                        Commission file number: 000-26326

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

         Yes      [ X ]    No       [   ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


         CLASS                                                OUTSTANDING AT JANUARY 31, 2000
         -----                                                -------------------------------
         Common Stock, $1.00 par value                                          1,254


                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED JANUARY 31, 2000


PART I   FINANCIAL INFORMATION                                                                     PAGE
         ITEM 1.  FINANCIAL STATEMENTS

                           Balance Sheets at January 31, 2000 and January 31, 1999
                           (unaudited) .........................................................   3

                           Statements of Income for the six months ended January
                           31, 2000 and January 31, 1999 (unaudited) ...........................   5

                           Statements of Retained Earnings for the six months ended
                           January 31, 2000 and January 31, 1999 (unaudited) ...................   6

                           Statements of Cash Flow for the six months ended
                           January 31, 2000 and January 31, 1999 (unaudited) ...................   7

                           Notes to Financial Statements .......................................   8

                           Accountant's Compilation Report .....................................  14

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION .................................  15

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES .....................................  16
                  ABOUT MARKET RISK

PART II  OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS ............................................................  16

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ....................................  16

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..............................................  17

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY ..................................  17
                  HOLDERS

         ITEM 5.  OTHER INFORMATION ...........................................................   17

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................................   17

                  SIGNATURES ..................................................................   18


                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                                  Balance Sheet
                      January 31, 2000 and 1999 (unaudited)

                                     Assets


                                                                          2000                  1999
                                                                          ----                  ----
Current assets:
Cash                                                                       $   259,756                 7,897
Accounts receivable, trade, less allowance
   for doubtful accounts (0)                                                18,022,603             9,225,281
Accounts receivable, rebate                                                (4,099,630)           (1,934,989)
Accounts receivable, stock                                                      76,250                51,876
Accounts receivable, other                                                   1,858,196                 9,108
Inventory                                                                   43,924,586            18,346,051
                                                                            ----------            ----------
          Total current assets                                              60,041,761            25,705,224
                                                                            ----------            ----------

Property and equipment                                                       8,733,026             4,934,844
   Less accumulated depreciation                                               660,525             1,858,265
                                                                             ---------             ---------
                                                                             8,072,501             3,076,579
                                                                             ---------             ---------
Other assets:
   Organization expense less
        accumulated amortization
             $37,885 (2000), $22,741 (1999)                                    188,913               204,053
    Loan origination fee less
         accumulated amortization
              $1,833 (2000), $7,287 (1999)                                      18,167                   963
    Trademark, less accumulated
          amortization
                $472 (2000), $139 (1999)                                         4,528                 4,861
     Investments                                                               143,850               143,850
                                                                               -------               -------

          Total other assets                                                   355,458               353,727
                                                                               -------               -------

                                                                           $68,469,720            29,135,530
                                                                           ===========            ==========


See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                            Balance Sheet (continued)
                      January 31, 2000 and 1999 (unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  2000                  1999
                                                                                  ----                  ----

Current liabilities:
    Bank overdraft                                                         $   -                      75,129
    Notes payable bank                                                       8,147,753             5,105,000
    Notes payable, other                                                        54,634                93,850
    Current portion of long-term debt                                          319,409             1,263,574
    Accounts payable, trade                                                 49,354,513            17,721,454
    Accrued interest                                                            87,920                25,891
    Accrued expenses                                                           112,029               112,425
    Accrued income taxes                                                       212,085               271,128
                                                                               -------            ----------

          Total current liabilities                                         58,288,343            24,668,451
                                                                            ----------            ----------

Long-term debt                                                               5,073,296               -
                                                                             ---------            ----------

Stockholders' equity:
   Common stock, $1 par value per share.
        Authorized 30,000 shares; issued and
        outstanding 1,254 shares (2000),
        1,084 shares (1999)                                                      1,254                 1,084
   Paid-in capital                                                           3,689,746             3,178,916
                                                                                                   ---------
   Retained earnings                                                         1,417,081             1,287,079
                                                                          ------------            ----------

                                                                             5,108,081             4,467,079
                                                                          ------------            ----------

                                                                          $ 68,469,720            29,135,530
                                                                          ============            ==========


See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                              Statements of Income
             Six months ended January 31, 2000 and 1999 (unaudited)


                                                            AMOUNT                           PERCENT
                                                            ------                           -------
                                                  2000                  1999             2000        1999
                                                  ----                  ----             ----        ----

Revenues:
   Gross sales                                    $ 84,027,336            55,246,109      103.09      100.53
   Less Rebate                                     (4,099,630)           (1,934,989)      (5.03)      (3.52)
                                                   -----------           -----------      ------      ------
   Net Sales                                        79,927,706            53,311,120       98.06       97.01
   Shipping                                             58,808                47,877         .07         .09
   Commissions                                         762,812               933,457         .94        1.70
   Sales promotion                                     755,472               622,991         .92        1.13
   Annual meeting reimbursement                           -                   16,609          -          .03
   Miscellaneous                                         6,484                21,669         .01         .04
                                                         -----                ------         ---         ---

                                                    81,511,282            54,953,723      100.00      100.00
                                                    ----------            ----------      ------      ------

Cost of sales:

    Net purchases                                   77,381,604            50,752,370       94.93       92.35
    Freight out                                      1,644,893             1,082,247        2.02        1.97
    Less - Vendor rebates                          (5,026,242)           (1,793,562)      (6.16)      (3.26)
                                                   -----------           -----------      ------      ------

                                                    74,000,255            50,041,055       90.79       91.06
                                                    ----------            ----------       -----       -----

           Gross profit                              7,511,027             4,912,668        9.21        8.94

Operating, general and administrative
expenses                                             6,612,342             4,072,511        8.11        7.41
                                                   -----------           -----------      ------      ------

           Operating income                            898,685               840,157        1.10        1.53

Other income (expense) -
        Interest income                                148,784                84,500         .18         .15
        Interest expense                             (286,667)             (148,440)       (.35)       (.27)
        Loss on disposal of assets                    (43,460)               -             (.05)         -
                                                      --------             ---------       -----       -----

                                                     (181,343)              (63,940)       (.22)       (.12)
                                                     ---------              --------       -----       -----

              Income before income taxes               717,342               776,217         .88        1.41

Income taxes                                           260,485               308,628         .32         .56
                                                       -------               -------         ---         ---

          Net income                                 $ 456,857               467,589         .56         .85
                                                      =========              =======         ===         ===


See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         Statements of Retained Earnings
             Six months ended January 31, 2000 and 1999 (unaudited)


                                                                      2000                1999
                                                                      ----                ----
Balance at beginning of period                                $  960,224                  819,490

Net income                                                       456,857                  467,589
                                                                 -------                  -------

Balance at end of period                                      $1,417,081                1,287,079
                                                              ==========                =========


See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                            Statements of Cash Flows
                   Six months ended January 31, 2000 and 1999


                                                                 2000                         1999
                                                                 ----                         ----
Cash flows from operating activities:
   Net income                                                           $456,857                       467,589
   Adjustments to reconcile net income
       to net cash (used) by
       operating activities:
          Depreciation and amortization               $  198,709                        136,570
          Loss on disposal of assets                      43,460                        -
          Adjustments for working capital
            changes:
            (Increases) decrease in:
                Receivables                          (4,642,943)                    (2,792,967)
                Inventories                         (31,337,354)                    (5,340,738)
          Increase (decrease) in:
               Accounts payable                       31,177,730                      7,281,227
               Accrued expenses                      (1,097,051)                      (984,918)
              Income taxes                               194,178                        228,688
                                                         -------                        -------

               Total adjustments                                     (5,463,271)                   (1,472,138)
                                                                     -----------                   -----------

                  Net cash used by
                      operating activities                           (5,006,414)                   (1,004,549)

Cash flows from investing activities -
   Purchase of property and equipment
          and leasehold improvements                 (5,385,030)                    (1,000,353)
    Proceeds from disposal of assets                     115,417                        -
    Purchase of trademark                               -                               (5,000)
    Purchase of investments                             -                             (143,850)
                                                    ------------                      ---------

               Net cash used by
                 investing activities                                (5,269,613)                   (1,149,203)

Cash flows from financing activities:
   Net loan proceeds                                   9,181,854                      3,061,917
   Net proceeds from issuance of
      common stock                                       261,250                        134,458
                                                         -------                       --------

               Net cash provided by
                      financing activities

                                                                       9,443,104                     3,196,375
                                                                       ---------                     ---------

   Net increase (decrease) in cash                                    (832, 923)                     1,042,623

   Cash at beginning of period                                         1,092,679                   (1,109,855)
                                                                       ---------                   -----------

   Cash (overdraft) at end of period                                    $259,756                      (67,232)
                                                                        ========                      ========

   Supplemental Disclosures:
          Interest paid                                                 $221,360                       139,689
                                                                        ========                       =======

            Income taxes paid                                            $66,307                        79,940
                                                                         =======                        ======


See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          Notes to Financial Statements
                            January 31, 2000 and 1999

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

                  (b)      Concentration of cash balances:
                               The Company's cash funds are located in a single financial institution. The amount on deposit at January 31, 2000 and 1999 exceeded the $100,000 federally insured limit.

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

See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                            January 31, 2000 and 1999

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

(2)      For the six months ended January 31, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $4,099,630 (2000), $1,934,989 (1999).

See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                            January 31, 2000 and 1999

(3)      Property and equipment:

                                                                                             Book Value
                                                          Accumulated             ----------------------------------
                                          Cost            Depreciation            2000                  1999
                                          ----            ------------            ----                  ----
                Land                       $  953,780               -                  953,780               969,225
                Buildings                   5,407,364              38,172            5,369,192             1,656,504
                Equipment                   2,371,882             622,353            1,749,529               450,850
                                            ---------             -------            ---------               -------
                                          $ 8,733,026             660,525            8,072,501             3,076,579
                                          ===========             =======            =========             =========


(4)      Long-term debt:


                                                                                     2000                 1999
                                                                                     ----                 ----
                Note payable, bank, 7.42% interest                                     $ 3,992,705           -
                Note payable, bank, 8.66% interest                                       1,400,000           -
                Note payable, bank, 8.75% interest                                         -               1,263,574
                                                                                       -----------         ---------
                                                                                         5,392,705         1,263,574
                                   Less current portion due within one year              (319,409)       (1,263,574)
                                                                                         ---------       -----------
                                                                                       $ 5,073,296           -
                                                                                       ===========       ===========


                Note payable, bank, 7.42% interest:
                    Monthly installments of principal and interest of $32,028 with final installment and entire unpaid principal balance due on May 1, 2009. Loan is collateralized by land and building.

                Note payable, bank, 8.66% interest:
                    Monthly installments of principal and interest of $29,032 until January, 2005. This note is secured by all business assets.

                Total yearly payments of long-term debt are due as follows:


                    2001                                                                                  $  319,409
                    2002                                                                                     353,838
                    2003                                                                                     384,749
                    2004                                                                                     418,376
                    2005                                                                                     454,879
                    2006 - 2009                                                                            3,461,454
                                                                                                           ---------

                                                                                                          $5,392,705
                                                                                                          ==========


See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                            January 31, 2000 and 1999

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

              On February 18, 1998, the company entered into a lease with Nebraska Leasing Services, Inc. for the purpose of leasing a truck. The lease minimum rentals are $451.13 per month for a term of 36 months with a final rental installment of $12,000. The lease expires January 18, 2001.

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

See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                            January 31, 2000 and 1999

(5)      Commitments and contingent liabilities - leases: (continued)

              On October 10, 1999, the company entered into a lease with US Bancorp Leasing & Financial for the purpose of leasing 50 warehouse scanners. The lease minimum rentals are $6,225 per month for a term of 36 months. The lease expires October 8, 2002.

              On November 10, 1999, the company entered into a lease with U.S. Bancorp Leasing & Financial for the purpose of leasing a warehouse floor scrubber. The lease minimum rentals are $306 per month for a term of 60 months. The lease expires October 10, 2003.

              On November 30, 1999, the company entered into a lease with IBM Credit Corporation for the purpose of leasing IBM maintenance. The lease minimum lease payments are $1,675 per month for a term of 36 months. The lease expires October 31, 2002.

              Minimum future obligations on operating leases in effect on January 31, 2000 are:


              Period ended January 31, 2001                                    $ 259,861
              Period ended January 31, 2002                                      246,217
              Period ended January 31, 2003                                      161,391
              Period ended January 31, 2004                                       21,122
              Period ended January 31, 2005                                        1,374
                                                                               ---------
                                                                               $ 689,965
                                                                               ---------
                                                                               ---------


(6) Transactions between Board of Directors, key employees and the company.

              Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended January 31 as follows:


                                                                                2000                  1999
                                                                                ----                  ----
                   Members of the Board of Directors                              $ 1,637,298            1,329,408
                   Key employees                                                        7,909                  781
                                                                                        -----                  ---

                                                                                   $1,645,207            1,330,189
                                                                                   ==========            =========


See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                            January 31, 2000 and 1999

(7) Profit-sharing and 401-K retirement plans:

              The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $0 for the period ended January 31, 2000 and 1999.

              The Company also provides a contributory 401-K retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 10% employee contribution with a 3% contribution. The total provision to the plan was $55,659 and $44,409 for the period ended January 31, 2000 and 1999, respectively.

See accountant's compilation report.

                          [MARVIN E. JEWELL & CO., P.C.
                          Certified Public Accountants
                                   Letterhead]

                         ACCOUNTANT'S COMPILATION REPORT

Board of Directors
Professional Veterinary Products, Ltd.
Omaha, Nebraska

                  We have compiled the accompanying balance sheets of Professional Veterinary Products, Ltd. as of January 31, 2000 and 1999, and the related statements of income, retained earnings, and cash flows and accompanying schedule for the six months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

                  A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and schedule and, accordingly, we do not express an opinion or any other form of assurance on them.

                                   /s/ Marvin E. Jewell & Co., P.C.

Lincoln, Nebraska
February 29, 2000

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

         Net cash provided by operating activities of $1,004,549 for the period ending January 1999 was primarily attributable to increases of $2,792,967 in accounts receivable and $5,340,738 in inventories. These were partially offset by an increase of $7,281,227 in accounts payable. Net cash provided by operating activities of $5,006,414 for the period ending January 2000 was primarily attributable to an increase of $4,642,943 accounts receivable and $31,337,354 in inventories. These were partially offset by an increase of $31,177,730 in accounts payable.

         Net cash used by investing activities of $1,149,203 for the period ending January 1999 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $5,269,613 for the period ending January 2000 was primarily attributable to investments in property and equipment.

         Net cash provided by financing activities of $3,169,375 for the period ending January 1999 was primarily attributable to increases of $3,061,917 in loan proceeds and $134,458 from net proceeds from the issuance of common stock. Net cash provided by financing activities of $9,443,104 for the period ending January 2000 was primarily attributable to increases of $9,181,854 in loan proceeds and $261,250 from net proceeds from the issuance of common stock.

RESULTS OF OPERATIONS

         Six months ended January 31, 2000 as compared to the six months ended January 31, 1999:

         Net sales for the period ending January 31, 2000 increased by 49.9% or $26.6 million. Sales for the period totaled $79.9 million compared to $53.3 million for the same period the previous year. The growth was attributable to increased sales to existing veterinary shareholders and the addition of new shareholders. During the period 66 veterinary practices became shareholders of the Company. On January 31, 2000 the Company had 1,254 shareholders.

         Gross profits for the period ending January 31, 2000 increased by $2.6 million to $7.5 million compared to $4.9 million for the same period the previous year. Gross profit as a percentage of total revenues was 9.2% in the period compared to 9.0% in the same period the previous year.

         Operating, general and administrative expenses for the period ending January 31, 2000 increased by $2.5 million to $6.6 million in the period compared to $4.1 million for the same period the previous year. Such operating, general and administrative expenses as a percentage of total revenues for the period was 8.1% in the period compared to 7.4% in the same period the previous year.

ITEM 3:           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

         The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .825 percentage points (a 10% change from the average interest rate as of January 31, 2000), assuming no change in the Company's outstanding balance under the line of credit (approximately $8,147,753 as of January 31, 2000), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $67,219.

                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)      Use of Proceeds:

         On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. The offering commenced on November 1, 1999 in the states of Alaska, Arizona, Colorado, Delaware, Georgia, Idaho, Illinois, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Mississippi, Missouri, Montana, New Hampshire, New York, North Carolina,

North Dakota, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Utah, Virginia, Washington, West Virginia, Wisconsin, and Wyoming; on November 8, 1999 in the states of Connecticut, Iowa, Nebraska and New Jersey; on November 12, 1999 in the state of Oklahoma; on November 17, 1999 in the state of Indiana; on November 23, 1999 in the state of Maryland; on November 30, 1999 in the state of Minnesota; on December 30, 1999 in the state of Tennessee; on January 3, 2000 in the state of Ohio; on January 11, 2000 in the states of Alabama and Maine; and on January 18, 2000 in the state of Vermont. Through January 31, 2000, 66 shares of common stock have been sold for an aggregate offering price of $198,000 and one share of common stock has been redeemed by the Company, due to the shareholder's death, for $3000.

         There have been no changes since the last reporting period in the amount or payment of the expenses incurred in connection with the issuance and distribution of our common stock, with the exception of $3636.56 in additional legal expenses.

Accordingly, a total reasonable estimate of the amount of expenses is $127,053.56.

         The net offering proceeds to the Company after deducting the total expenses are $70,946.44 as of January 31, 2000.

ITEM 3:  DEFAULTS UPON SENIOR SECURITES

                           None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                           None.

ITEM 5:  OTHER INFORMATION

                           None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF
                           REGULATION S-K

                           27.      Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                           The Company filed no current reports on Form 8-K during the quarter ended January 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    March 15, 2000             By:      /s/ Dr. Lionel L. Reilly
                                             ------------------------
                                                 Dr. Lionel L. Reilly, President