Form 10-Q
period 2000-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2000-06-14
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended April 30, 2000; or

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

     Yes /X/   No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                              Outstanding at April 30, 2000
     -----                              -----------------------------
     Common Stock, $1.00 par value                   1307

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED APRIL 30, 2000

                                                                                PAGE
PART I    FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Balance Sheets at April 30, 2000 and April 30, 1999
               (unaudited) ..................................................    3

               Statements of Income for the nine months ended April
               30, 2000 and April 30, 1999 (unaudited) ......................    5

               Statements of Retained Earnings for the nine months
               ended April 30, 2000 and April 30, 1999 (unaudited) ..........    6

               Statements of Cash Flow for the nine months ended
               April 30, 2000 and April 30, 1999 (unaudited) ................    7

               Notes to Financial Statements ................................    8

               Accountant's Compilation Report ..............................   14

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION .................   15

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK ............................................   16

PART II   OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS ............................................   16

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ....................   16

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ..............................   17

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS ......................................................   17

     ITEM 5.   OTHER INFORMATION ............................................   17

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .............................   17

               SIGNATURES ...................................................   17

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                                 Balance Sheets
                       April 30, 2000 and 1999 (unaudited)

                                     Assets

                                                       2000              1999
                                                   -----------        ----------
Current assets:
Cash                                               $    27,812         1,232,487
Accounts receivable, trade, less allowance
   for doubtful accounts (0)                        19,544,007        12,793,618
Accounts receivable, rebate                         (4,990,149)       (3,276,011)
Accounts receivable, stock                              82,084            52,709
Accounts receivable, other                              15,180             8,855
Inventory                                           38,242,624        14,528,763
                                                   -----------        ----------

          Total current assets                      52,921,558        25,340,421
                                                   -----------        ----------

Property and equipment                               8,473,838         3,289,491
     Less accumulated depreciation                     787,525         1,586,252
                                                   -----------        ----------
                                                     7,686,313         1,703,239
                                                   -----------        ----------
Other assets:
     Organization expense less
        accumulated amortization
           $41,664 (2000), $26,544 (1999)              185,134           200,254
     Loan origination fee less
        accumulated amortization
           $2,333 (2000), $333 (1999)                   17,667            19,667
     Trademark, less accumulated
        amortization
           $556 (2000), $222 (1999)                      4,444             4,778
     Investments                                       143,850           143,850
                                                   -----------        ----------

          Total other assets                           351,095           368,549
                                                   -----------        ----------

                                                   $60,958,966        27,412,209
                                                   ===========        ==========

See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                           Balance Sheets (continued)
                       April 30, 2000 and 1999 (unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       2000             1999
                                                   -----------       ----------
Current liabilities:
     Bank overdraft                                $ 2,039,336              -
     Notes payable, bank                             3,665,402          955,000
     Notes payable, other                                  -             93,850
     Current portion of long-term debt                 332,107              -
     Accounts payable, trade                        44,558,102       21,147,394
     Accrued interest                                   82,435            7,031
     Accrued expenses                                  150,142          176,180
     Accrued income taxes                               95,482          338,982
                                                   -----------       ----------

          Total current liabilities                 50,923,006       22,718,437
                                                   -----------       ----------

Long-term debt                                       4,988,315              -
                                                   -----------       ----------

Stockholders' equity:
     Common stock, $1 par value per share
        Authorized 30,000 shares; issued and
        outstanding 1,307 shares (2000),
        1,118 shares (1999)                              1,307            1,118
     Paid-in capital                                 3,848,693        3,281,882
     Retained earnings                               1,197,645        1,410,772
                                                   -----------       ----------

                                                     5,047,645        4,693,772
                                                   -----------       ----------

                                                   $60,958,966       27,412,209
                                                   ===========       ==========

See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                              Statements of Income
              Nine months ended April 30, 2000 and 1999 (unaudited)

                                                       Amount                           Percent
                                         -------------------------------          -------------------
                                             2000                1999              2000         1999
                                         ------------         ----------          ------       ------
Revenues:
     Gross sales                         $126,860,966         88,851,977          102.31       100.95
     Less Rebate                           (4,990,149)        (3,276,011)          (4.02)       (3.72)
                                         ------------         ----------          ------       ------
     Net Sales                            121,870,817         85,575,966           98.29        97.23
     Shipping                                  88,711             97,420             .07          .11
     Commissions                              900,491          1,250,157             .73         1.42
     Sales promotion                        1,124,333          1,049,187             .90         1.19
     Annual meeting reimbursement                 -               16,609             -            .02
     Miscellaneous                              7,076             22,309             .01          .03
                                         ------------         ----------          ------       ------

                                          123,991,428         88,011,648          100.00       100.00
                                         ------------         ----------          ------       ------
Cost of sales:
     Net purchases                        117,347,941         81,655,340           94.64        92.78
     Freight out                            2,590,753          1,773,804            2.09         2.02
     Less vendor rebates                   (7,207,412)        (3,024,826)          (5.81)       (3.44)
                                         ------------         ----------          ------       ------

                                          112,731,282         80,404,318           90.92        91.36
                                         ------------         ----------          ------       ------

     Gross profit                          11,260,146          7,607,330            9.08         8.64

Operating, general and
administrative expenses                    10,482,743          6,775,297            8.45         7.70
                                         ------------         ----------          ------       ------

     Operating income                         777,403            832,033             .63          .94
                                         ------------         ----------          ------       ------

Other income (expense):
     Interest income                          245,229            140,447             .20          .16
     Interest expense                        (574,869)          (223,178)           (.46)        (.25)
     Gain (loss) on sale of
        property and equipment                (43,460)           237,212            (.04)         .27
                                         ------------         ----------          ------       ------

                                             (373,100)           154,481            (.30)         .18
                                         ------------         ----------          ------       ------

     Income before income taxes               404,303            986,514             .33         1.12

Income taxes                                  166,882            395,232             .14          .45
                                         ------------         ----------          ------       ------

     Net income                          $    237,421            591,282             .19          .67
                                         ============         ==========          ======       ======

See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         Statements of Retained Earnings
              Nine months ended April 30, 2000 and 1999 (unaudited)

                                                      2000             1999
                                                   ----------       ---------
Balance at beginning of period                     $  960,224         819,490

Net income                                            237,421         591,282
                                                   ----------       ---------

Balance at end of period                           $1,197,645       1,410,772
                                                   ==========       =========

See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                            Statements of Cash Flows
                    Nine months ended April 30, 2000 and 1999

                                                                 2000                               1999
                                                                 ----                               ----
Cash flows from operating activities:
     Net income                                                          $    237,421                             591,282
     Adjustments to reconcile net income
        to net cash provided (used) by
        operating activities:
          Depreciation and amortization                $    330,071                             265,200
          Gain (loss) on sale of property                    43,460                            (237,212)
          Adjustments for working capital
             changes:
          (Increases) decrease in:
               Receivables                               (3,430,812)                         (5,020,029)
               Inventories                              (25,655,392)                         (1,523,450)
          Increase (decrease) in:
               Accounts payable                          26,381,319                          10,707,167
               Accrued expenses                          (1,064,423)                           (940,023)
               Income taxes                                  77,575                             296,542
                                                       ------------                          ----------

                    Total adjustments                                      (3,318,202)                         (3,548,195)
                                                                         ------------                          ----------

                    Net cash provided (used) by
                       operating activities                                (3,080,781)                          4,139,477

Cash flows from investing activities:
     Purchase of property and equipment                  (5,125,842)                         (1,411,475)
     Purchase of trademark                                      -                                (5,000)
     Purchase of investments                                    -                              (143,850)
     Proceeds from sale of property                         115,417                           1,878,222
                                                       ------------                          ----------

          Net cash provided (used) by
             investing activities                                          (5,010,425)                            317,897

Cash flows from financing activities:
     Net loan proceeds (reduction)                        4,572,586                          (2,351,657)
     Net proceeds from issuance of
        common stock                                        414,417                             236,625
                                                       ------------                          ----------

          Net cash provided by
             financing activities                                           4,987,003                          (2,115,032)
                                                                         ------------                          ----------

     Net increase (decrease) in cash                                       (3,104,203)                          2,342,342

     Cash (deficit) at beginning of period                                  1,092,679                          (1,109,855)
                                                                         ------------                          ----------

     Cash (deficit) at end of period                                     $  2,011,524                           1,232,487
                                                                         ============                          ==========

     Supplementary disclosures of cash
        flow information:
          Interest paid                                                  $    515,047                             233,287
                                                                         ============                          ==========

          Income taxes paid                                              $     89,307                              98,690
                                                                         ============                          ==========

See accompanying notes to financial statements and accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          Notes to Financial Statements
                             April 30, 2000 and 1999

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

          (b)  Concentration of cash balances:
                    The Company's cash funds are located in a single financial institution. The amount on deposit at April 30, 2000 and 1999 exceeded the $100,000 federally insured limit.

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

See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                             April 30, 2000 and 1999

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

(2) For the nine months ended April 30, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $4,990,149 (2000), $3,276,011 (1999).


See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                             April 30, 2000 and 1999


(3)  Property and equipment:

                                                                        Book Value
                                                  Accumulated     ------------------------
                                      Cost        Depreciation      2000           1999
                                   ----------     ------------    ---------      ---------
               Land                $  953,780            -          953,780        953,780
               Buildings            4,675,527         71,172      4,604,355        346,087
               Equipment            2,844,531        716,353      2,128,178        403,372
                                   ----------        -------      ---------      ---------
                                   $8,473,838        787,525      7,686,313      1,703,239
                                   ==========        =======      =========      =========


(4)  Long-term debt:

                                                                                    2000
                                                                                -----------
               Note payable, bank, 7.42% interest                               $ 3,972,160
               Note payable, bank, 8.66% interest                                 1,348,262
                                                                                -----------
                                                                                  5,320,422
                              Less current portion due within one year             (332,107)
                                                                                -----------
                                                                                $ 4,988,315
                                                                                ===========

               Note payable, bank, 7.42% interest:
                    Monthly installments of principal and interest of $32,028 with final installment and entire unpaid principal balance due on May 1, 2009. Loan is collateralized by land and building.

               Note payable, bank, 8.66% interest:
                    Monthly installments of principal and interest of $29,032 until January, 2005. This note is secured by all business assets.

               Total yearly payments of long-term debt are due as follows:


               2001                                                             $  332,107
               2002                                                                361,112
               2003                                                                392,664
               2004                                                                426,914
               2005                                                                376,596
               2006 - 2009                                                       3,431,029
                                                                                ----------

                                                                                $5,320,422
                                                                                ==========


See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                             April 30, 2000 and 1999

(5)  Commitments and contingent liabilities - leases:

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


See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                             April 30, 2000 and 1999

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

               On February 15, 2000, the company entered into a lease with Chrysler Financial Company, LLC for the purpose of leasing a van. The lease minimum lease payments are $415.71 per month for a term of 36 months. The lease expires February 15, 2003.

               On April 1, 2000, the company entered into a lease with P & L Capital Corp., Inc. for the purpose of leasing 11 laptop computers. The lease minimum lease payments are $1,627.43 per month for a term of 24 months. The lease expires March 31, 2002.

               On April 27, 2000, the company entered into a lease with Chrysler Financial Company, LLC for the purpose of leasing a vehicle. The lease minimum rentals are $668.52 per month for a term of 36 months. The lease expires April 27, 2003.

               Minimum future obligations on operating leases in effect on April 30, 2000 are:

               Period ended April 30, 2001                                      $282,817
               Period ended April 30, 2002                                       277,129
               Period ended April 30, 2003                                       119,752
               Period ended April 30, 2004                                        12,989
               Period ended April 30, 2005                                           688
                                                                                --------
                                                                                $693,375
                                                                                ========


See accountant's compilation report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
                             April 30, 2000 and 1999


(6)  Transactions between Board of Directors, key employees and the company.

               Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended April 30 as follows:

                                                               2000            1999
                                                            ----------      ---------
                    Members of the Board of Directors       $2,425,372      2,012,101
                    Key employees                                9,063          4,143
                                                            ----------      ---------

                                                            $2,434,435      2,016,244
                                                            ==========      =========


(7)  Profit-sharing and 401-K retirement plans:

               The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $0 for the period ended April 30, 2000 and 1999.

               The Company also provides a contributory 401-K retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 10% employee contribution with a 3% contribution. The total provision to the plan was $88,816 and $68,052 for the period ended April 30, 2000 and 1999, respectively.


See accountant's compilation report.

                          [MARVIN E. JEWELL & CO., P.C.
                          Certified Public Accountants
                                   Letterhead]


                         ACCOUNTANT'S COMPILATION REPORT


Board of Directors
Professional Veterinary Products, Ltd.
Omaha, Nebraska

          We have compiled the accompanying balance sheets of Professional Veterinary Products, Ltd. as of April 30, 2000 and 1999, and the related statements of income, retained earnings, and cash flows and accompanying schedule for the nine months then ended, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants.

          A compilation is limited to presenting in the form of financial statements information that is the representation of management. We have not audited or reviewed the accompanying financial statements and schedule and, accordingly, we do not express an opinion or any other form of assurance on them.


                                   /s/ Marvin E. Jewell & Co., P.C.


Lincoln, Nebraska
May 22, 2000

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERSTIONS

LIQUIDITY AND CAPITAL RESOURCES

          Our capital requirements relate primarily to working capital, the expansion of our operations to accommodate sales growth. We maintain significant inventory levels to fulfill our operating commitment to our customers. Historically, we have financed our cash requirements primarily from short-term bank borrowings and cash from operations.

          Net cash provided by operating activities of $4,139,477 for period ending April 1999 was primarily attributable to increases of $5,020,029 in accounts receivable and $1,523,450 in inventories. These were partially offset by an increase of $10,707,167 in accounts payable. Net cash used by operating activities of $3,080,781 for period ending April 2000 was primarily attributable to an increase of $3,430,812 in accounts receivable and $25,655,392 in inventories. These were partially offset by an increase of $26,381,319 in accounts payable.

          Net cash provided by investing activities of $317,897 for period ending April 1999 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $5,010,425 for period ending April 2000 was primarily attributable to investments in property and equipment.

          Net cash used by financing activities of $2,115,032 for period ending April 1999 was primarily attributable to reduction of $2,351,657 in loan proceeds and $236,625 from net proceeds from issuance of common stock. Net cash provided by financing activities of $4,987,003 period ending April 2000 was primarily attributable to increases of $4,572,586 in loan proceeds and $414,417 from net proceeds from issuance of common stock.

RESULTS OF OPERATIONS

          Nine months ended April 30, 2000 as compared to the nine months ended April 30, 1999:

          Net sales for the period ending April 30, 2000 increased by 42.4% or $36.3 million. Net sales for the period totaled $121.9 million compared to $85.6 million for the same period the previous year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the period 53 veterinary practices became shareholders of the Company. On April 30, 2000 there were 1307 shareholders of the company.

          Gross profit for the period ending April 30, 2000 increased by $3.7 million to $11.3 million compared to $7.6 million for the same period the previous year. Gross profit as a percentage of total revenues was 9.1% in the period compared to 8.6% in the same period the previous year.

     Operating, general and administrative expenses for the period ending April 30, 2000 increased by $3.7 million to $10.5 million in the period compared to $6.8 million for the same period the previous year. Such operating, general and administrative expenses as a percentage of total revenues for the period was 8.5% vs. 7.7% in the same period the previous year.


ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .875 percentage points (a 10% change from the interest rate as of April 30, 2000), assuming no change in the Company's outstanding balance under the line of credit (approximately $3,665,402 as of April 30, 2000), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $32,072.


                                     PART II
                                OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d)  Use of Proceeds:

     On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. The offering commenced in California on February 25, 2000 and in Florida on March 3, 2000. Through April 30, 2000, 119 shares of common stock have been sold for an aggregate offering price of $357,000.

     The net offering proceeds to the Company after deducting the total expenses are $229,946.44 as of April 30, 2000.


ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5:   OTHER INFORMATION

               None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

               27.  Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               The Company filed no current reports on Form 8-K during the quarter ended April 30, 2000.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: June 14, 2000                By:  /s/ Dr. Lionel L. Reilly
                                             -----------------------------------
                                             Dr. Lionel L. Reilly, President