Form 10-K
period 2000-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2000-10-27
CIK 947425

                                       UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                         FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended July 31, 2000; or

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

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
           Securities Registered Pursuant to Section 12(g) of the Act:
                     Common Stock, par value $1.00 per share
                                (Title of Class)

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

        Yes   /X/        No   / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.    / /

        As of September 30, 2000, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $4,134,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2000, 1,386 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the definitive Proxy Statement for the Registrant's 2000 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2000 are incorporated by reference in Items 10, 11, 12 and 13 of
Part III of this Annual Report on Form 10-K.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          INDEX TO 10-K FOR THE ANNUAL
                           PERIOD ENDED JULY 31, 2000


PART I
        ITEM 1.       BUSINESS ............................................................. 1

        ITEM 2.       PROPERTIES ........................................................... 4

        ITEM 3.       LEGAL PROCEEDINGS .................................................... 4

        ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .................. 4

PART II
        ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS .................................................. 5

        ITEM 6.       SELECTED FINANCIAL DATA .............................................. 5

        ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATION ................................... 6

        ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .......... 10

        ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ......................... 10

        ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
                      FINANCIAL DISCLOSURE ................................................ 10

PART III
        ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ...................... 10

        ITEM 11.      EXECUTIVE COMPENSATION .............................................. 10

        ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT .......................................................... 11

        ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...................... 11

PART IV
        ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                      ON FORM 8-K ......................................................... II-1

        SIGNATURES ........................................................................ II-3

                                           PART I

ITEM 1. BUSINESS

        The Company is a leading wholesale distributor of animal health products to practicing veterinarians. The Company also offers a broad array of prescription, non-prescription and sundry items to assist veterinarians in their practice. The Company does not sell pet foods. A small quantity of feed additive type products are sold by the Company.

        The Company distributes approximately 18,000 different items including biologicals, pharmaceuticals, parasiticides, instruments and equipment. Routinely some 11,000 items are inventoried for immediate shipment. The balance of items are either drop-shipped from the manufacturer to the customer or are special order items.

        As of July 31, 2000, the Company had 1,381 shareholder veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the South. No shareholder/customer represented more than 1% of the Company's total revenues during the past fiscal year.

        Due to the geographical location of the majority of its shareholders nearly 65% of the Company's gross sales are related to products used for the treatment and/or prevention of diseases in food animals. The balance of product sales are for the treatment and/or prevention of diseases in companion animals and equine.

        The Company primarily sells branded products as marketed by the major animal health manufacturers and suppliers. The Company does not currently private label any products, but would consider a private label product agreement if there was a decisive competitive advantage for doing such.

        The Company's business strategy is to be the leading supplier of animal health products to veterinary clinics by offering a complete assortment of items at competitive prices which are supported by superior levels of customer service. The Company believes that this strategy provides it with a competitive advantage by combining the broad product selection with everyday low prices and support from very efficient operations. The shareholder veterinary clinics are able to lower their product acquisition costs, which both increases profitability and gives them a competitive market advantage.

        The Company has heavily invested in electronic information systems to maximize efficiencies. All phases of the transactional process are electronically driven. The Company believes this advanced electronic technology will assist in earlier adoption of electronic commerce through the internet by both its customers and suppliers.

VALUE-ADDED SERVICES

        The Company offers its customers and suppliers a comprehensive menu of value-added services. These services allow individual customers various selections based on their individual needs. The Company manages a database of all transactions so that its customers may maximize their participation in promotions frequently offered by suppliers. The customer is periodically apprised, either by phone or mailings, of their level of participation in these promotions. This promotional tracking service gives the customer the option to maximize their participation in a promotion which can ultimately increase their profitability and allow them to more effectively compete in certain markets.

        The Company has developed a multi-day inventory management and purchasing techniques seminar for its customers. This seminar is held at the Company's headquarters. The customer is trained to better use the Company's resources and also be increasingly efficient in managing their product and inventory activities.

        The Company has Electronic Data Interchange (EDI) capability which provides the supplier with product sales and movement. The supplier is able to monitor sales activities, advertising effectiveness and market trends in an efficient manner. The Company also assists the manufacturer in the design of effective promotions. The historical transactional database and the promotional tracking service are unique tools to assist the manufacturer in tailoring effective promotions.

REBATES TO SHAREHOLDERS

        The Company and its shareholders are in a contractual relationship evidenced in the Company's Articles of Incorporation which requires that all sales of Company products to Company shareholders be at no more than 5% over the cost of the Company as determined by the Company's certified public accountant. Based on this requirement, the Company's certified public accounting firm annually makes a determination of the Company's product costs. This valuation of product costs is then multiplied by 105% and compared to the Company's product sales. Amounts in excess of the 105% computation are overcharges which are then rebated back to shareholders by credit memo. Such rebates are made on a pro rata basis to shareholders, based on the aggregate amount of products purchased by each shareholder during the year for which the rebate is made. Rebates are included in the Company's financial statements and are netted against sales on the Company's income statement/balance sheet.

THE ANIMAL HEALTH INDUSTRY

        A national veterinary organization lists over 22,000 veterinary practices in the United States. There are some 45,000 veterinarians practicing in the various disciplines of veterinary medicine. This survey indicated nearly 71% of the veterinarians in private clinical practice predominately specialize in companion animal medicine.

        The U.S. animal health manufacturer sales of biologicals, pharmaceuticals, insecticides and other packaged goods was over $4.0 billion for 1999. This segment of business in which the Company participates is intended to meet the product and supply needs of the private clinical practice.

        Sundry items such as collars, leashes, cages, books, aquatic supplies and equine tack are primarily sold through retail pet supply outlets. These products typically are not purchased from veterinary practices. The Company makes a few of these items available; however, annual sales are very minimal.

        Consolidation is a primary force reshaping the animal health industry. Sales by the top ten animal health product manufacturers account for over 75% of the U.S. market. At this time, the top five U.S. animal health product companies have a market share that exceeds 50% of the total animal health business.

        Livestock production continues the consolidation spiral that started a number of years ago. Agribusiness integrators continue to build larger livestock raising facilities. Improved management systems coupled with new preventative products have resulted in an ongoing reduction in food animal product sales for the past several years. There also has been a loss of market share in several key product groups due to generic competition. The generic products generally sell for lower prices which causes a pricing deflation in the market.

        The companion animal market is experiencing considerable growth. Several new therapeutic and preventative products have contributed to most of this increased sales volume. Nutraceuticals (nutritional pharmaceuticals) have an increasing presence in the companion animal market. During the past five years companion animal product sales have grown from 25% to 40% of the total U.S. market.

COMPETITION

         Distribution of animal health products is characterized by either "ethical" or "OTC" channels of product movement. Ethical distribution is defined as those sales of goods to licensed veterinarians for use in their professional practice. Many of these products are prescription and must only be sold to a licensed professional. OTC (over-the-counter) distribution is the movement of non-prescription goods to the animal owner and the end user. Many of these products will also be purchased by the licensed veterinarian for professional use or for resale to their client.

        There are numerous ethical distribution companies operating in the same geographical regions as the Company and competition in this distribution industry is intense. Most of the competitors generally offer a similar range of products at prices often comparable to the Company's. The Company seeks to distinguish itself from its competitors by offering a higher level of customer service as well as having its principal customers also as its shareholders/owners. In addition to competition from other distributors, the Company also faces existing and potentially increased competition from manufacturers and suppliers who distribute some percentage of their products directly to veterinarians. Although the Company competes against direct sales by manufacturers and suppliers, it is often able to compete with such direct sales by adding new value-added services and pricing differentiation.

        The Company's customers, licensed practicing veterinarians, compete with the OTC distributors for the sale of products to the animal owner. Several large OTC distributors sell products directly to the large agribusiness integrator or the livestock owner. Pet food and supplies are sold by a highly fragmented industry which includes supermarkets, discount stores and other mass merchandisers, specialty pet stores, direct mail houses and veterinarians. The Company does not sell products directly to the animal owner and therefore does not compete with its customer for the sale of such product.

        The role of the animal health distributor has changed dramatically during the last decade. Successful distributors have shifted from a selling mentality to providing products and services in a consultative environment. Declining profit margins typify current financial trends. Currently there is an over capacity in the animal health distribution network, although there have been few animal health distributor mergers or acquisitions. The Company believes it must continue to add value to the distribution channel, and reduce the redundancies that exist, while removing unnecessary costs associated with product movement.

GOVERNMENT REGULATION

        Both state and federal government agencies regulate the distribution of certain animal health products. The Company is subject to regulation by the U.S. Department of Agriculture, the Food and Drug Administration and the Drug Enforcement Administration. Several State Boards of Pharmacy require the Company to be licensed in their state for the sale of animal health products within their jurisdiction. Each state (as well as certain cities and counties) requires the Company to collect sales taxes/use taxes on differing types of animal health products.

        The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

ENVIRONMENTAL CONSIDERATIONS

        The Company does not manufacture, re-label or in any way alter the composition or packaging of products. All products are distributed in compliance with the relevant rules and regulations as approved by various State and Federal Regulatory Agencies. The Company's distribution business practices create no impact on the environment.

EMPLOYEES

        As of September 30, 2000 the Company had 173 employees. The Company is not subject to any collective bargaining agreements and has not experienced any work stoppages. The Company considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

        The Company owns its building, which contains nearly 100,000 square feet of open warehouse space and 30,000 square feet of finished office area. The building is a new facility the Company constructed and completed in late 1999 and is located on 9.6 acres of land in a newly developed industrial subdivision of Omaha, Nebraska. The latest in technology was incorporated into the design of the new facility to maximize distribution efficiencies. The building is subject to a first and second mortgage held by US Bank.

ITEM 3. LEGAL PROCEEDINGS

        The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders during the quarter ended July 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        There is no established public trading market for the Company's common stock. Ownership of the Company's stock is limited to licensed, practicing veterinarians (or businesses comprised of veterinarians such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold or transferred, except back to the Company at the same $3,000 price. On July 31, 2000, there were 1,381 record holders of the Company's common stock.

        The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company's business and therefore does not currently anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

        The historical selected financial data set forth below for the five years ended July 31, 2000 are derived from the Company's Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto.

                                      FISCAL YEARS
STATED IN DOLLARS                          1996         1997         1998         1999           2000
                                           ----         ----         ----         ----           ----
STATEMENT OF DATA

REVENUES                              $67,999,340  $80,938,835  $94,245,375  $122,253,200   $178,547,153
Cost of goods sold                     62,103,482   73,701,533   85,261,574   111,875,873    161,934,175
Gross profit                            5,895,858    7,237,302    8,983,801    10,377,327     16,612,978
Operating, general and                  5,794,348    7,077,385    8,725,912    10,366,843     15,202,927
administrative expenses
Operating income                          101,510      159,917      257,889        10,484      1,410,051
Other income                              120,787      125,256      161,205       486,355        372,795
Other expenses                           (148,291)    (208,407)    (244,111)      263,198        905,880
Income before income taxes                 74,006       76,766      174,983       233,641        876,966
Income taxes                               28,469       30,736       73,440        92,907        320,367
Net income                                $45,537      $46,030     $101,543      $140,734       $556,599
Net income per share:
Basic earnings per share                   $50.30       $47.65       $96.89       $118.46        $403.04
Basic common shares outstanding               906          966        1,048         1,188          1,381
used in the calculation

SUPPLEMENTAL OPERATING DATA
Net cash provided by (used in)          ($320,149)   ($647,441) ($2,115,978)   $1,863,413    ($5,691,783)
operating activities
Net cash provided by (used in)           (610,821)    (194,181)    (442,604)   (1,033,443)    (6,676,998)
investing activities
Net cash provided by (used in)            745,938      721,767    1,317,233     1,372,564     10,877,188
financing activities


                                       FISCAL YEARS
STATED IN DOLLARS                          1996         1997         1998         1999           2000
                                           ----         ----         ----         ----           ----
BALANCE SHEET DATA

Working capital                        $2,106,023   $2,456,944   $2,698,906   $1,052,710     $1,975,467
Total Assets                           12,859,118   14,175,862   20,007,753   28,358,152     59,700,070
Total long-term obligations             1,364,594    1,301,609    1,225,089            0      6,013,631
**Total short-term borrowings             557,726    1,062,985    3,285,273    4,413,238      8,216,400
Shareholder equity                      3,136,917    3,542,947    3,891,490    4,453,224      5,588,823

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY FROM THOSE INDICATED IN SUCH FORWARD-LOOKING STATEMENTS. THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

        The Company was chartered on August 2, 1982 as a Missouri corporation. Since January 1, 1983 the Company has operated from various facilities in Omaha, Nebraska. The Company shareholders approved Amended and Restated Articles of Incorporation at the Company's 1999 Annual Meeting to permit the Company to become a Nebraska corporation. The Company surrendered its Missouri charter and became a Nebraska corporation on September 22, 1999. The Company's fiscal year begins on August 1 and concludes on July 31 of the following year.

        The Company is one of the largest distributors of animal health products to veterinarians who practice food animal medicine in the United States. The Company was founded in 1982 by veterinarians whose primary interests were "food animal" related. The changing trends of veterinary medicine has resulted in a gradual shift toward the sale of more "companion animal" products.

        The Company's sales have increased from $62.6 million in fiscal year 1995 to $174.8 million in fiscal year 2000, and the Company expects this trend of increases in sales to continue. The Company will continue our strategy of supporting the food animal veterinarian with a broad range of products and value-added services. However, sales in the food animal sector are subject to very low margins. In view of the increasing maturity of the food animal market the Company must continue to look for future growth in the companion animal sector.

        Historically companion animal product related transactions have enjoyed higher margins than sales of food animal products. However, as competition increases in the companion animal sector it is likely that margins will begin to erode. The Company believes there is likely to be consolidation of the many small privately owned veterinary clinics, which will result in an increasing number of larger veterinary practice business units. As a result, the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.

        There are two major types of transactions that affect the flow of products to the Company's customers. Traditional "buy/sell" transactions account for approximately ninety percent of the Company's business. In this type of transaction the customer places an order with the Company, which is then picked, packed, shipped, invoiced to the customer, followed by payment from the customer to the Company. There are several product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product.

        A second transaction model used by the Company is termed the "agency agreement". Under this approach, the Company receives orders for products from its customer. The Company transmits the order to the manufacturer who then picks, packs, ships, invoices and collects payment from the customer. The Company receives a commission payment for soliciting the order as well as other customer service activities. The Company's operating expenses associated with this type of sale may be lower than the traditional buy/sell transaction. Agency selling allows the manufacturer and the Company to immediately react to market conditions. This arrangement allows the manufacturer to establish and standardize price of its products in the market. This current information often is used by the Company and the various manufacturers to develop data based marketing programs.

        The mode of selling products to veterinarians is dictated by the manufacturer. There has been a recent slight shift away from agency agreements returning to the traditional buy/sell transactional business model.

        Product returns from the Company's customers and to the Company's suppliers occur in the ordinary course of business. The Company extends to its customers the same return of goods policies as extended to the Company by the various manufacturers. The Company does not believe its operations will be adversely impacted due to the return of products.

RESULTS OF OPERATIONS

        The following discussion is based upon the historical results of operation for fiscal 1998, 1999 and 2000.

FISCAL 1998 COMPARED TO FISCAL 1997:

        Net sales for the year ending July 31, 1998 increased by 15.7% or $12.3 million for the year. Sales for the year totaled $90.6 million compared to $78.3 million for the previous fiscal year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the year 82 veterinary practices became shareholders of the Company. On July 31, 1998 there were 1,048 shareholders of the Company.

        Gross profit increased by $1.8 million to $9.0 million compared to $7.2 million for the previous fiscal year. Gross profit as a percentage of total revenues were 9.5% in fiscal 1998 compared to 9.0% in fiscal 1997.

        Operating, general and administrative expenses increased by $1.6 million to $8.7 million compared to $7.1 million for the previous fiscal year. Such operating, general and administrative expenses as a percentage of total revenues fiscal 1998 was 9.3% vs. 8.7% in fiscal 1997.

FISCAL 1999 COMPARED TO FISCAL 1998:

        Net sales for the fiscal year ending July 31, 1999 increased by 31.0% or $28.1 million. Sales for the 1999 fiscal year totaled $118.7 million compared to $90.6 million for the previous fiscal year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the year 140 veterinary practices became shareholders of the Company. On July 31, 1999 there were 1,188 shareholders of the Company.

        Gross profit increased by $1.4 million to $10.4 million compared to $9.0 million for the previous fiscal year. Gross profit as a percentage of total revenues was 8.5% in fiscal 1999 compared to 9.5% in fiscal 1998.

        Operating, general and administrative expenses increased by $1.6 million to $10.3 million in fiscal year 1999 compared to $8.7 million for the previous year. Such operating, general and administrative expenses as a percentage of total revenues fiscal 1999 was 8.5% vs. 9.3% in fiscal 1998.

FISCAL 2000 COMPARED TO FISCAL 1999:

        Net sales for the fiscal year ending July 31, 2000 increased by 47.2% or $56.0 million. Sales for the 2000 fiscal year totaled $174.8 million compared to $118.8 million for the previous fiscal year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the year 193 veterinary practices became shareholders of the Company. On July 31, 2000 there were 1,381 shareholders of the Company.

        Gross profit increased by $6.2 million to $16.6 million compared to $10.4 million for the previous fiscal year. Gross profit as a percentage of total revenues was 9.3% in fiscal 2000 compared to 8.5% in fiscal 1999.

        Operating, general and administrative expenses increased by $4.8 million to $15.2 million in fiscal year 2000 compared to $10.4 million for the previous year. Such operating, general and administrative expenses as a percentage of total revenues fiscal 2000 was 8.5% vs. 8.5% in fiscal 1999.

SEASONALITY IN OPERATING RESULTS

        The Company's quarterly sales and operating results have varied significantly in the past and will likely continue to do so in the future. Historically, the Company's sales are seasonal with peak sales in the late spring and early fall. The cyclical nature is directly tied to the significant amount of business the Company does in the livestock sector. Product use cycles are directly related to certain medical procedures performed by veterinarians on livestock during the late spring and early fall.

        In the last few years the Company has been selling more companion animal related products. These products tend to have a seasonal nature which minimally overlaps the livestock business cycles. The net result is a reduction of the cyclical seasonal nature of the business. Minimizing the cyclical nature of the Company's business has allowed for more efficient utilization of all resources.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's capital requirements relate primarily to working capital, the expansion of our operations to accommodate sales growth. The Company maintains significant inventory levels to fulfill our operating commitment to its customers. Historically, the Company has financed its cash requirements primarily from short-term bank borrowings and cash from operations.

        For the fiscal year ending July 1997, net cash used by operating activities of $647,441 was primarily attributable to increases of $525,777 in accounts receivable and $1,207,904 in inventories. These were partially offset by an increase of $492,484 in accounts payable. Net cash used by operating activities of $2,115,978 in fiscal year ending July 1998 was primarily attributable to increases of $1,493,853 in accounts receivable and $4,473,791 in inventories. These were partially offset by an increase of $2,594,480 in accounts payable. Net cash provided by operating activities of $1,863,413 in fiscal year ending July 1999 was primarily attributable to an increase of $6,631,793 in accounts receivable. It was partially offset by increases of $418,081 in inventories and $7,736,556 in accounts payable. In the fiscal year ending July 2000, net cash used by operating activities of $5,691,783 was primarily attributable to increases of $10,430,441 in accounts receivable and $15,839,475 in inventories. These were partially offset by an increase of $19,058,909 in accounts payable.

        Net cash used by investing activities of $194,181 in fiscal year ending July 1997 was primarily attributable to investments in property and equipment. In the fiscal year ending July 1998, net cash used by investing activities of $442,604 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $1,033,443 in fiscal year ending July 1999 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $6,676,998 in fiscal year ending July 2000 was primarily attributable to investments in property and equipment.

        In the fiscal year ending July 1997, net cash provided by financing activities of $721,767 was primarily attributable to increases of $500,000 in loan proceeds and $279,493 from net proceeds from issuance of common stock. Net cash provided by financing activities of $1,317,233 in fiscal year ending July 1998 was primarily attributable to increases of $1,035,913 in loan proceeds and $281,320 from net proceeds from issuance of common stock. Net cash provided by financing activities of $1,372,564 in fiscal year ending July 1999 was primarily attributable to increases of $1,012,731 in loan proceeds and $359,833 from net proceeds from issuance of common stock. In the fiscal year ending July 2000, net cash provided by financing activities of $10,877,188 was primarily attributable to increases of $10,236,396 in loan proceeds and $640,792 from net proceeds from issuance of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

        The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .925 percentage points (a 10% change from the interest rate as of July, 31, 2000), assuming no change in the Company's outstanding balance under the line of credit (approximately $8,216,400 as of July 31, 2000), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $76,002.


ITEM 8. FINANCIAL STATEMENTS

        See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Consolidated Financial Statements, and the notes thereto, and the financial statement schedules filed as part of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLSOURE

        There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                  PART III

        Incorporated by reference in Items 10 to 13 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after July 31, 2000.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

        Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Proposal: Election of Directors", "Information About Directors and Executive Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2000.

ITEM 11. EXECUTIVE COMPENSATION

        Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled "Information About Directors and Executive Officers -- Executive Compensation", of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        No stockholder of the Company is a beneficial owner of more than five percent of the Company's common stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the "Information About Directors and Executive Officers--Certain Transactions" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2000.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE INCLUDED IN THIS REPORT AT THE PAGE NUMBERS
INDICATED:


        (1)    Financial Statements and Schedules:                              Page No.
               Independent Auditor's Reports .....................................F-1
               Balance Sheets at July 31, 2000 and July 31, 1999 .................F-3
               Statements of Income for the year ended July 31, 2000
                      July 31, 1999 and July 31, 1998 ............................F-5
               Statements of Retained Earnings for the year ended
                      July 31, 2000, July 31, 1999 and July 31, 1998 .............F-6
               Statements of Cash Flow for the year ended July 31, 2000,
                      July 31, 1999 and July 31, 1998 ............................F-7
               Notes to Financial Statements .....................................F-8
               Schedule of Operating, General and Administrative
                      Expenses ...................................................F-16


        (2)    Supplemental Financial Statement Schedules

        All supplemental schedules are omitted because of the absence of conditions under which they are required or because the information is shown in the Financial Statements or notes thereto.

                          [MARVIN E. JEWELL & CO., P.C.
                          Certified Public Accountants
                                   Letterhead]


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
        Professional Veterinary Products, Ltd.
               Omaha, Nebraska



        We have audited the accompanying balance sheets of Professional Veterinary Products, Ltd., a Nebraska corporation, as of July 31, 2000 and 1999, and the related statements of income, retained earnings, cash flows and accompanying schedule for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. as of July 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            /s/ Marvin E. Jewell & Co., P.C.


Lincoln, Nebraska
September 20, 2000

                          [MARVIN E. JEWELL & CO., P.C.
                          Certified Public Accountants
                                   Letterhead]


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
        Professional Veterinary Products, Ltd.
               Omaha, Nebraska




        We have audited the accompanying balance sheets of Professional Veterinary Products, Ltd., a Nebraska corporation, as of July 31, 1999 and 1998, and the related statements of income, retained earnings, cash flows and accompanying schedule for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. as of July 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




                                            /s/ Marvin E. Jewell & Co., P.C.


Lincoln, Nebraska
September 22, 1999

                           PROFESSIONAL VETERINARY PRODUCTS, LTD.
                                       Balance Sheets
                                   July 31, 2000 and 1999


                                   Assets

Current assets:                                     2000              1999
                                                ------------      ------------
Cash                                            $          -         1,092,679
Accounts receivable, trade, less allowance        26,749,894        14,839,192
   for doubtful accounts (0)
Accounts receivable, rebate                       (6,114,343)       (4,889,037)
Accounts receivable, stock                            77,709           139,501
Accounts receivable, other                           933,116         1,188,071
Inventory                                         28,426,707        12,587,232
                                                ------------      ------------
          Total current assets                    50,073,083        24,957,638
                                                ------------      ------------
Property and equipment                             8,640,410         4,640,831
   Less accumulated depreciation                     896,198         1,604,504
                                                ------------      ------------
                                                   7,744,212         3,036,327
                                                ------------      ------------
Other assets:
   Organization expense less
        Accumulated amortization
             $45,444 (2000), $30,322 (1999)          181,354           196,476
    Loan origination fee less
         Accumulated amortization
              $2,833 (2000), $833 (1999)              17,167            19,167
    Trademark, less accumulated
          Amortization
               $639 (2000), $306 (1999)                4,361             4,694
     Investments                                   1,643,850           143,850
     Cash value life insurance                        30,077                 -
     Deferred income tax                               5,966                 -
                                                ------------      ------------
                                                   1,882,775           364,187
                                                ------------      ------------
                                                $ 59,700,070        28,358,152
                                                ============      ============


See accompanying notes to financial statements and independent auditor's report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                           Balance Sheets (continued)
                             July 31, 2000 and 1999


                      Liabilities and Stockholders' Equity
                      ------------------------------------

                                                     2000             1999
                                                 ------------     ------------
Current liabilities:
    Bank overdraft                               $    398,914                -
    Notes payable, bank                             8,216,400        4,319,388
    Notes payable, other                                    -           93,850
    Current portion of long-term debt                 419,603                -
    Accounts payable, trade                        37,235,692       18,176,783
    Accrued interest                                  110,611           22,613
    Accrued expenses                                  525,505          547,887
    Accrued wages                                     611,097          484,462
    Accrued profit-sharing                            347,861          242,038
    Accrued income taxes                              231,933           17,907
                                                 ------------     ------------
          Total current liabilities                48,097,616       23,904,928
                                                 ------------     ------------
Long-term debt                                      6,013,631                -
                                                 ------------     ------------
Stockholders' equity:
   Common stock, $1 par value per share
        Authorized 30,000 shares; issued and
        Outstanding 1,381 shares (2000),                1,381            1,188
        1,188 shares (1999)
   Paid-in capital                                  4,070,619        3,491,812
   Retained earnings                                1,516,823          960,224
                                                 ------------     ------------
                                                    5,588,823        4,453,224
                                                 ------------     ------------
                                                 $ 59,700,070       28,358,152
                                                 ============     ============


See accompanying notes to financial statements and independent auditor's report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                              Statements of Income
                          July 31, 2000, 1999 and 1998


                                                    AMOUNT                                   PERCENT
                                                    ------                                   -------
                                  2000               1999              1998         2000       1999      1998
                                  ----               ----              ----         ----       ----      ----
Revenues:
   Gross sales                $  180,905,421       123,649,623        94,206,241    101.32    101.14     99.96
   Less Rebate                    (6,114,343)       (4,889,037)       (3,565,009)    (3.42)    (4.00)    (3.78)
                              --------------    --------------    --------------    ------    ------    ------
   Net Sales                     174,791,078       118,760,595        90,641,232     97.90     97.14     96.18
   Shipping                          119,373           101,435            82,252       .07       .08       .09
   Commissions                     1,325,276         1,630,808         1,778,811       .74      1.33      1.89
   Sales promotion                 2,272,181         1,716,677         1,699,629      1.27      1.41      1.80
   Annual meeting                          -            16,609            12,055         -       .02       .01
    reimbursement
   Miscellaneous                      39,245            27,076            31,399       .02       .02       .03
                              --------------    --------------    --------------    ------    ------    ------
                                 178,547,153       122,253,200        94,245,375    100.00    100.00    100.00
                              --------------    --------------    --------------    ------    ------    ------
Cost of sales:
    Net purchases                168,625,655       114,061,177        86,689,358     94.45     93.30     91.98
    Freight out                    3,627,670         2,451,266         1,974,411      2.03      2.00      2.09
    Less vendor rebates          (10,319,150)       (4,636,570)       (3,402,195)    (5.78)    (3.79)    (3.60)
                              --------------    --------------    --------------    ------    ------    ------
                                 161,934,175       111,875,873        85,261,574     90.70     91.51     90.47
                              --------------    --------------    --------------    ------    ------    ------
           Gross profit           16,612,978        10,377,327         8,983,801      9.30      8.49      9.53
Operating, general and
administrative expenses
(Schedule)
                                  15,202,927        10,366,843         8,725,912      8.51      8.48      9.26
                              --------------    --------------    --------------    ------    ------    ------
           Operating income        1,410,051            10,484           257,889       .79       .01       .27
                              --------------    --------------    --------------    ------    ------    ------
Other income (expense):
        Interest income              372,795           249,143           161,205       .21       .20       .17
        Interest expense            (862,420)         (263,198)         (244,111)     (.49)     (.22)     (.25)
        Gain (loss) on sale
        of Property and
        equipment                    (43,460)          237,212                 -      (.02)      .20         -
                              --------------    --------------    --------------    ------    ------    ------
                                    (533,085)          223,157           174,983      (.03)      .18       .19
                              --------------    --------------    --------------    ------    ------    ------
        Income before income
          taxes                      876,966           233,641           174,983       .49       .19       .19
Income taxes                         320,367            92,907            73,440       .18       .08       .08
                              --------------    --------------    --------------    ------    ------    ------
          Net income          $      556,599           140,734           101,543       .31       .11       .11
                              ==============    ==============    ==============    ======    ======    ======


See accompanying notes to financial statements and independent auditor's report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         Statements of Retained Earnings
                 Fiscal year ended July 31, 2000, 1999 and 1998

                                           2000               1999             1998
                                           ----               ----             ----
Balance at beginning of year                 $960,224         819,490          717,947
Net income                                    556,599         140,734          101,543
                                           ----------         -------          -------
Balance at end of year                     $1,516,823         960,224          819,490
                                           ==========         =======          =======

See accompanying notes to financial statements and independent auditor's report.

                           PROFESSIONAL VETERINARY PRODUCTS, LTD.
                                  Statements of Cash Flows
                       Fiscal year ended July 31, 2000, 1999 and 1998

                                                  2000                      1999                       1998
                                                  ----                      ----                       ----
Cash flows from operating activities:
   Net income                                           $   556,599                  140,734                    101,543
   Adjustments to reconcile net income
      to net cash provided (used) by
      operating activities:
         Depreciation and amortization    $    443,108                   287,814                    412,543
         Gain (loss) on sale of property        43,460                  (237,212)                         -
         Adjustments for working capital
            Changes:
            (Increases) decrease in:
               Receivables                 (10,430,441)               (6,631,793)                (1,493,853)
               Inventories                 (15,839,475)                  418,081                 (4,472,791)
               Cash value life insurance       (30,077)                   -                          -
               Deferred income tax              (5,966)                   -
         Increase (decrease) in:
            Accounts payable                19,058,909                 7,736,566                  2,594,480
            Accrued expenses                   298,074                   173,766                    701,196
            Income taxes                       214,026                   (24,533)                    41,904
                                            ----------                ----------                 ----------

             Total adjustments                           (6,248,382)                1,722,679                 (2,217,521)
                                                         ----------                ----------                 ----------
               Net cash provided (used) by
                  operating activities                   (5,691,783)                1,863,413                 (2,115,978)

Cash flows from investing activities:

   Purchase of property and equipment       (5,292,415)               (2,762,815)                  (442,604)
   Purchase of trademark                        -                         (5,000)                         -
   Purchase of investments                  (1,500,000)                 (143,850)                         -
   Proceeds from sale of property              115,417                 1,878,222                          -
                                            ----------                ----------                 ----------
            Net cash provided (used) by
                  investing activities                   (6,676,998)               (1,033,433)                  (442,604)

Cash flows from financing activities:
   Net loan proceeds (reduction)            10,236,396                 1,012,731                  1,035,913
   Net proceeds from issuance of
      Common stock                             640,792                   359,833                    281,320
                                            ----------                ----------                 ----------
             Net cash provided by
                  Financing activities                   10,877,188                 1,372,564                  1,317,233
                                                         ----------                ----------                 ----------

   Net increase (decrease) in cash                       (1,491,593)                2,202,534                 (1,241,349)
   Cash (deficit) at beginning of period                  1,092,679                (1,109,855)                   131,494
                                                         ----------                ----------                 ----------
   Cash (deficit) at end of period                      $  (398,914)                1,092,679                 (1,109,855)
                                                        ===========                ==========                 ==========

   Supplementary disclosures of cash
      Flow information:
            Interest paid                               $   774,421                   257,725                    238,851
                                                        ===========                ==========                 ==========

            Income taxes paid                           $   106,162                   117,440                     31,536
                                                        ===========                ==========                 ==========

See accompanying notes to financial statements and independent auditor's report.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          Notes to Financial Statements
              (Information with respect to July 31, 2000 and 1999)




(1)     Organization and summary of significant accounting policies:


        Organization:
               Professional Veterinary Products, Ltd. was incorporated in the State of Missouri in 1982. The corporation was domesticated in Nebraska on September 22, 1999. The corporation was formed to buy, sell and warehouse pharmaceuticals and other veterinary related items. The purpose of the corporation is to act as a wholesale distributor primarily to shareholders. Shareholders are limited to the ownership of one share of stock and must be a licensed veterinarian or business entity comprised of licensed veterinarians.

        Summary of significant accounting policies:

               (a)    Basis of accounting:
                          The corporation uses the accrual method of accounting for financial statement and income tax purposes.

               (b)    Concentration of cash balances:
                          The Company's cash funds are located in a single financial institution. The amount on deposit at July 31, 2000 and 1999 exceeded the $100,000 federally insured limit.

               (c)    Accounts receivable:
                          Management considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required.

               (d)    Inventory:
                          Inventory is valued at the lower of cost or market on the first-in, first-out basis.

               (e)    Property and equipment depreciation:
                          Property and equipment are stated at cost. Major additions are capitalized and depreciated over their estimated useful lives. For financial reporting purposes, the Company uses the straight-line method and for income tax purposes, the Company uses accelerated depreciation methods.

See independent auditor's report.

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

               (i)    Income taxes:
                          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences related primarily to depreciable assets (use of difference depreciation methods and lives for financial statement and income tax purposes), and Uniform Capitalization Rules Code Sec. 263A (capitalization of direct and indirect costs associated with resale activities). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income.

(2)     For the fiscal year ending July 31, 2000, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $6,114,343 (2000), $4,889,037
                (1999).

(3)     Property and equipment:

                                                                         Book Value
                                                Accumulated              ----------
                            Cost               Depreciation       2000               1999
                            ----               ------------       ----               ----
          Land              $    953,780                  -            953,780            953,780
          Buildings            4,715,527             78,175          4,637,352          1,684,221
          Equipment            2,971,103            818,023          2,153,080            398,326
                            ------------       ------------       ------------       ------------
                            $  8,640,410            896,198          7,744,212          3,036,327
                            ============       ============       ============       ============

(4)     Investments - Non Marketable:

        The Company has invested in AAHA Services Corp., of which they own 20%.
           The remaining 80% is owned by American Animal Hospital Association
           (AAHA). AAHA operates AAHA Services Corp. without regard to the views of Professional Veterinary Products, Ltd. The investment is, therefore, carried at cost.

        The Company has invested in Agri-Laboritories, Ltd., of which they own
           5%. The investment is carried at cost.

                                                            2000                  1999
                                                            ----                  ----
          Investment in AAHA Services Corp.             $  1,500,000              -
          Investment in Agri-Laboratories, Inc.              143,850              143,850
                                                        ------------         ------------
                                                        $  1,643,850              143,850
                                                        ============         ============

(5)     Cash surrender value of life insurance:

        The Company owns insurance policies on the Chief Executive Officer. The total face value of the policies on the life of the Chief Executive Officer was $385,000 at July 31, 2000 and 1999.

(6)     Income taxes:

        The Company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at July 31 are as follows (computed at the statutory rate 34%):

                                                                     2000
                                                                     ----
        Noncurrent deferred tax asset -
           Inventory overhead costs
              Capitalized for tax purposes                          $47,600

        Noncurrent deferred tax liability -
           Accumulated depreciation                                 (41,634)
                                                                   --------

        Net noncurrent deferred tax asset
          Per financials                                             $5,966
                                                                   ========

        Reconciliation:
           Taxes currently payable                                 $326,333
           Net noncurrent deferred tax asset                         (5,966)
                                                                   --------

            Income tax provision per financials                    $320,367
                                                                   ========

(7)     Long-term debt:

                                                                         2000             1999
                                                                         ----             ----
             Note payable, bank, 7.42% interest                         $ 3,950,442                -
             Note payable, bank, 9.10% interest                           1,192,534                -
             Note payable, bank, 8.66% interest                           1,290,258                -
                                                                        -----------       ----------
                                                                          6,433,234                -
                         Less current portion due within one year          (419,603)               -
                                                                        -----------       ----------
                                                                        $ 6,013,631                -
                                                                        ===========       ==========

             Note payable, bank, 7.42% interest:
                 Monthly installments of principal and interest of $32,028 commencing January 1, 2000 with final installment and entire unpaid principal balance due on June 1, 2009. Loan is collateralized by land and building.

             Note payable, bank, 9.10% interest:
                 Monthly installments of principal and interest of $15,352 commencing July 1, 2000 with a final installment and entire unpaid principal balance due on June 1, 2005. Loan is collateralized by land and building.

             Note payable, bank, 8.66% interest:
                 Monthly installments of principal and interest of $29,032 commencing February 1, 2000 with a final installment and entire unpaid principal balance due on January 1, 2005. Loan is collateralized by all business assets.

             Total yearly payments of long-term debt are due as follows:

                                  Note Payable    Note Payable    Note Payable           Total
                                   bank, 7.42%     bank, 9.10%     bank, 8.66%
                                      interest        interest        interest
                                  ------------    ------------    ------------    ------------
                 2001               $   94,384          78,945         246,274         419,603
                 2002                  101,631          86,437         268,469         456,537
                 2003                  109,434          94,639         292,663         496,736
                 2004                  117,836         103,620         319,038         540,494
                 2005                  126,883         828,893         163,814       1,119,590
                 2006 - 2020         3,400,274               -               -       3,400,274
                                  ------------    ------------    ------------    ------------

                                    $3,950,442       1,192,534       1,290,258       6,433,234
                                  ============    ============    ============    ============

        The maximum amount available on the revolving line of credit is $15,000,000. The balances due on this line of credit were $8,216,400 and $2,000,000 for 2000 and 1999 respectively. The interest rate as of July 31, 2000 was 9.25% or .25% under the Index.

        All the above loan agreements are with US Bank. These loans are collateralized by substantially all of the assets of the Company.

        These loan agreements contain certain covenants to related financial ratios. Covenant relating interest bearing debt to tangible net worth has been waived by the bank for July 31, 2000.

(8)     Commitments and contingent liabilities - leases:

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

           On August 31, 1999, the company entered into a lease with IOS Capital for the purpose of leasing two copiers. The lease minimum rentals are $1,216 per month for a term of 48 months. The lease expires August 31, 2003.

           On September 1, 1999, the company entered into a lease with US Bancorp Leasing & Financial for the purpose of leasing two forklifts. The lease minimum rentals are $1,189 per month for a term of 48 months. The lease expires August 1, 2003.

           On October 7, 1999, the company entered into a lease with Neopost Leasing for the purpose of leasing a postage meter. The lease minimum rentals are $687 per quarter for a term of 5 years. The lease expires February 7, 2005.

           On October 10, 1999, the company entered into a lease with US Bancorp Leasing for the purpose of leasing 50 scanners. The lease minimum rentals are $6,255 per month for a term of 36 months. The lease expires September 10, 2002.

           On November 10, 1999, the company entered into a lease with U.S. Bancorp Leasing for the purpose of leasing a floor scrubber. The lease minimum rentals are $306 per month for a term of 48 months. The lease expires October 10, 2003.

           On November 30, 1999, the company entered into a lease with IBM Credit Corp for the purpose of leasing IBM Service Suite Maintenance. The lease minimum lease rentals are $1,675 per month for a term of 36 months. The lease expires November 30, 2002.

           On November 30, 1999, the company entered into a lease with IOS Capital for the purpose of leasing related copier parts. The lease minimum lease rentals are $164 per month for a term of 60 months. The lease expires November 30, 2004.

           On February 15, 2000, the company entered into a lease with Chrysler Financial for the purpose of leasing a van. The lease minimum lease payments are $416 per month for a term of 36 months. The lease expires February 15, 2003.

           On March 6, 2000, the company entered into a lease with IBM Credit Corp for the purpose of leasing computer hardware. The lease minimum rentals are $6,193 per month for a term of 36 months. The lease expires February 6, 2003.

           On March 1, 2000, the company entered into a lease with P & L Capital Corp for the purpose of leasing 11 laptop computers. The lease minimum lease payments are $1,627 per month for a term of 24 months. The lease expires February 1, 2002.

           On April 27, 2000, the company entered into a lease with Chrysler Financial for the purpose of leasing a vehicle. The lease minimum rentals are $669 per month for a term of 36 months. The lease expires April 27, 2003.

        Minimum future obligations on operating leases in effect on July 31, 2000 are:

                                  Year ended      Year ended      Year ended      Totals
                                 July 31, 2001   July 31, 2002   July 31, 2003
                                 -------------   -------------   -------------    -------------
        Computer hardware             $ 78,492          78,792         -                156,984
        expense
        Vehicle lease expense           14,707        -                -                 14,707
        Computer hardware               37,284          37,284           3,108           77,676
        expense
        Copier lease expense            14,592          14,592          14,592           43,776
        Forklift lease expense          14,268          14,268          14,268           42,804
        Postage meter lease              2,748           2,748           2,748            8,244
        expense
        Scanner lease expense           75,060          75,060          12,510          162,630
        Equipment lease expense          3,672           3,672           3,672           11,016
        Computer maintenance            20,100          20,100           6,700           46,900
        expense
        Copier lease expense             1,968           1,968           1,968            5,904
        Vehicle lease expense            4,992           4,992           2,912           12,896
        Computer hardware               74,316          74,316          43,351          191,983
        expense
        Computer hardware               19,524          11,389         -                 30,913
        expense
        Vehicle lease expense            8,028           8,028           6,021           22,077
                                         -----           -----           -----           ------

                                      $369,751         346,909         111,850          828,510
                                      ========         =======         =======          =======

(9)     Transactions between Board of Directors, key employees and the company.

           Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended July 31 as follows:

                                                                  2000              1999
                                                                  ----              ----
                Members of the Board of Directors                 $3,237,383        2,843,718
                Key employees                                          9,172            5,563
                                                                  ----------        ---------
                                                                  $3,246,555        2,849,281
                                                                  ==========        =========

(10)    Profit-sharing and 401-K retirement plans:

           The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $347,861 for 2000 and $242,038 for 1999.

           The Company also provides a contributory 401-K retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 15% employee contribution with a 3% contribution. The total provision to the plan was $114,593 and $88,849 for the years ended July 31, 2000 and 1999, respectively.

                           PROFESSIONAL VETERINARY PRODUCTS, LTD.
                 Schedule of Operating, General and Administrative Expenses

                          Years ended July 31, 2000, 1999 and 1998

                                        Amount                                  Percent
                                      -------                                  ---------
                                 Years Ended July 31,                    Years Ended July 31,
                                ---------------------                   ---------------------
                            2000            1999            1998         2000     1999      1998
                            ----            ----            ----         ----     ----      ----
Salaries                   $ 6,646,651      4,745,347       4,107,946      3.72     3.88    4.36
Directors' fees                 47,750         34,250          30,750       .03      .03     .03
Annual meeting                  13,980         44,940          39,582       .01      .04     .04
Convention and                  84,293         89,557          53,377       .05      .07     .07
seminars
Insurance                      554,694        393,077         291,761       .31      .32     .30
Life Insurance                  12,065         15,681          15,875       .01      .01     .02
Office supplies and            835,752        325,345         289,608       .47      .27     .30
expense
Operating supplies           1,126,498        815,023         545,764       .63      .67     .58
Equipment rent                 356,213        234,983         192,541       .20      .19     .20
Telephone                      285,714        212,562         155,783       .16      .17     .17
Utilities                       91,524         50,988          49,743       .05      .04     .05
Accounting fees                 43,451         33,330          28,770       .02      .03     .03
Legal fees                     100,089         94,326          46,524       .06      .08     .05
Taxes, payroll                 437,242        316,736         261,996       .24      .26     .28
Taxes, general                 150,433         51,397          46,748       .08      .04     .05
Repairs and                    373,436        252,345         101,492       .21      .21     .11
maintenance
Depreciation                   425,653        269,760         395,758       .24      .22     .42
Amortization                    15,453         15,440          15,134       .01      .01     .02
Contract labor                 125,237         23,515          44,903       .07      .02     .05
Advertising                      9,050          5,754           7,764       .01      .01     .01
Postage                         71,671         51,345          35,447       .04      .04     .04
Travel and                     393,054        347,062         272,043       .22      .28     .29
promotion
Dues and                        41,377         26,014          19,456       .02      .02     .02
subscriptions
Profit sharing and             462,454        330,887         318,670       .26      .27     .34
pension contribution
Sales promotion              1,522,922        993,836         936,201       .85      .81     .99
Bank fees                      587,184        402,980         297,323       .33      .33     .32
Equipment                      217,533         52,227          45,559       .11      .04     .05
maintenance
Bad debts                       14,586          3,784               -       .01      .01       -
Miscellaneous                  156,968        134,352          79,394       .09      .11     .07
                           -----------     ----------       ---------      ----     ----    ----
                           $15,202,927     10,366,843       8,725,912      8.51     8.48    9.26
                           ===========     ==========       =========      ====     ====    ====

See accompanying notes to financial statements and independent auditor's report.

        (3)    Exhibits


               REGULATION S-K                              DOCUMENT
               EXHIBIT NUMBER
                   3.1          Articles of Incorporation of Professional
                                Veterinary Products, Ltd. (1)

                   3.2          Bylaws of Professional Veterinary Products,
                                Ltd. (1)

                   4.1          Certificate of Professional Veterinary Products,
                                Ltd. (1)

                   4.2          Article V of the Articles of Incorporation of
                                Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)

                   4.3          Article II of the Bylaws of Professional
                                Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)

                   5.1          Form of Opinion of Baird, Holm, McEachen,
                                Pedersen, Hamann & Strasheim (2)

                   10.1         Warranty Deed for real estate at 10100 J Street,
                                Omaha, Nebraska from Professional Veterinary
                                Products, Ltd. to Duane E. and Barbara G.
                                Miller (1)

                   10.2         Warranty Deed for real estate at 10077 South
                                134th Street, Omaha, Nebraska from Hilltop
                                Industrial Park to Professional Veterinary
                                Products, Ltd. (1).

                   10.3         Lease of building located at 10100 J Street,
                                Omaha, Nebraska between Professional Veterinary
                                Products, Ltd. and Duane E. and Barbara G.
                                Miller (1).

                   10.4         Construction Agreement for building at 10077
                                South 134th Street, Omaha, Nebraska between
                                Professional Veterinary Products, Ltd. and Mudra
                                Construction, Ltd. (1).

                   10.5         Sales Agency Agreement between Professional
                                Veterinary Products, Ltd. and Bayer Corporation
                                (1).

                   10.6         Sales Agency Agreement between Professional
                                Veterinary Products, Ltd. and Merial LLC (1).

                   10.7         Select Distributors Marketing Agreement between
                                Professional Veterinary Products, Ltd. and the
                                Animal Health Group of Pfizer, Inc. (1).

                   10.8         Supply and Distribution Agreement between
                                Professional Veterinary Products, Ltd. and
                                Schering-Plough Animal Health Corporation (1).

                   10.9         Distributor Agreement between Professional
                                Veterinary Products, Ltd. and The Upjohn Company
                                (1).

                   10.10        Distribution Agreement between Professional
                                Veterinary Products, Ltd. and Fort Dodge Animal
                                Health (1).

                   10.11        Purchase and Sale Agreement between Professional
                                Veterinary Products, Ltd., AAHA Services
                                Corporation and American Animal Hospital
                                Association (3).*

                   11.1         Statement re Computation of Per Share Earnings
                                (3).

                   12.1         Statement re Computation of Ratios (3).

                   15.1         Letter re Unaudited Interim Financial
                                Information (1).

                   23.1         Consent of Marvin E. Jewell & Co., P.C. (3).




                   23.2         Form of consent of Baird, Holm, McEachen,
                                Pedersen, Hamann & Strasheim (1).

                   24.1         Power of Attorney executed by Michael Whitehair
                                (3).

                   24.2         Power of Attorney executed by Russ Weston (3).

                   24.3         Power of Attorney executed by Timothy Trayer
                                (3).

                   24.4         Power of Attorney executed by Kenneth Liska (3).

                   24.5         Power of Attorney executed by Wayne Rychnovsky
                                (3).

                   24.6         Power of Attorney executed by Raymond Ebert II
                                (3).

                   24.7         Power of Attorney executed by Mark Basinger (3).

                   24.8         Power of Attorney executed by Fred Garrison (3).

                   27.1         Financial Data Schedule (3).

                   99.1 No Action letter issued by Securities and Exchange Commission on July 12, 1996 (1).

        (1) Previously filed as exhibits to the Form S-1 Registration Statement filed on September 7, 1999.
        (2)    Previously filed as exhibits to the Pre-effective
               Amendment No. 1 to the Form S-1 Registration Statement filed on October 19, 1999.
        (3)    Filed herewith.

        (*) Portions of this exhibit have been redated pursuant to a request for confidential treatment which is currently being reviewed by the Securities and Exchange Commission.

               All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)     REPORTS OF FORM 8-K

        No reports on Form 8-K were filed during the fourth quarter.

                                         SIGNATURES

        Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Date:  October 27, 2000





                                    PROFESSIONAL VETERINARY PRODUCTS, LTD.


                                    By:   /s/ LIONEL L. REILLY
                                       -----------------------------------
                                          Lionel L. Reilly



        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                      SIGNATURE                                  CAPACITY

                      /s/ LIONEL L. REILLY                       President
                      ------------------------
                      Lionel L. Reilly


                      /s/ NEAL B. SODERQUIST                     Chief Financial Officer
                      ------------------------
                      Neal B. Soderquist


                             *                                   Director
                      ------------------------
                      Mark A. Basinger


                             *                                   Director
                      ------------------------
                      Raymond C. Ebert II


                             *                                   Director
                      ------------------------
                      Fred G. Garrison




                             *                                   Director
                      ------------------------
                      Kenneth R. Liska


                             *                                   Director
                      ------------------------
                      Wayne E. Rychnovsky


                             *                                   Director
                      ------------------------
                      Timothy P. Trayer


                             *                                   Director
                      ------------------------
                      Russ R. Weston


                             *                                   Director
                      ------------------------
                      Michael L. Whitehair


        *By:          /s/ LIONEL L. REILLY
                      ------------------------
                             Lionel L. Reilly
                             AS: ATTORNEY-IN-FACT
