Form 10-Q
period 2000-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2000-12-15
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended October 31, 2000; or

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

     Yes /X/   No / /


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     Class                              Outstanding at October 31, 2000
     -----                              -------------------------------
     Common Stock, $1.00 par value                1,395

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED OCTOBER 31, 2000


                                                                                     PAGE
PART I    FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS
               Balance Sheets at October 31, 2000 and October 31, 1999
               (unaudited) ........................................................  3

               Statements of Income for the three months ended
               October 31, 2000 and October 31, 1999 (unaudited) ..................  5

               Statements of Retained Earnings for the three months ended
               October 31, 2000 and October 31, 1999 (unaudited) ..................  6

               Statements of Cash Flow for the three months ended
               October 31, 2000 and October 31, 1999 (unaudited) ..................  7

               Notes to Financial Statements ......................................  8

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATION .......................  17

     ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
               ABOUT MARKET RISK ..................................................  18

PART II   OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS ..................................................  18

     ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS ..........................  18

     ITEM 3.   DEFAULTS UPON SENIOR SECURITIES ....................................  19

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
               HOLDERS ............................................................  19

     ITEM 5.   OTHER INFORMATION ..................................................  19

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ...................................  19

     SIGNATURES ...................................................................  19

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                                  Balance Sheet
                      October 31, 2000 and 1999 (unaudited)

                                     Assets


                                                                 2000              1999
                                                                 ----              ----
Current assets:
     Cash                                                    $    28,680             26,678
     Accounts receivable, trade, less allowance
       for doubtful accounts (0)                              29,722,365         22,411,417
     Accounts receivable, rebate                                (857,587)          (627,289)
     Accounts receivable, stock                                   57,709             72,917
     Accounts receivable, other                                  637,462            604,618
     Inventory                                                23,194,286         17,947,852
                                                             -----------       ------------

          Total current assets                                52,782,915         40,366,193
                                                             -----------       ------------

Property and equipment                                         8,666,759          8,491,563
     Less accumulated depreciation                             1,018,299          1,646,504
                                                             -----------       ------------
                                                               7,648,460          6,845,059
                                                             -----------       ------------
Other assets:
     Organization expense less
       accumulated amortization of
       $49,223 (2000), $34,107 (1999)                            177,577            192,691
     Loan origination fee less
       accumulated amortization of
       $3,333 (2000), $1,333 (1999)                               16,667             18,667
     Trademark, less accumulated
       amortization of
       $727 (2000), $389 (1999)                                    4,278              4,611
     Investments                                               1,643,850            143,850
     Cash value life insurance                                    30,077                 --
                                                             -----------       ------------

                                                               1,872,449            359,819
                                                             -----------       ------------

                                                             $62,303,824         47,571,071
                                                             ===========       ============

                 See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                            Balance Sheet (continued)
                      October 31, 2000 and 1999 (unaudited)


                                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                   2000             1999
                                                                   ----             ----
Current liabilities:
 Bank overdraft                                             $ 1,503,645          954,198
 Notes payable, bank                                          5,232,460        1,768,877
 Notes payable, other                                                 -           54,634
 Current portion of long-term debt                              391,217           75,014
 Accounts payable, trade                                     42,708,388       35,739,039
 Accrued interest                                                92,211           37,574
 Accrued wages                                                   78,759                -
 Accrued expenses                                               179,115          234,882
 Accrued income taxes                                           181,796           94,559
                                                           ------------       ----------

   Total current liabilities                                 50,367,591       38,958,777
                                                           ------------       ----------

Long-term debt                                                5,943,283        3,924,986
                                                           ------------       ----------
Deferred income taxes                                            14,417               -
                                                           ------------       ----------

Stockholders' equity:
 Common stock, $1 par value per share.
   Authorized 30,000 shares; issued and
   Outstanding 1,395 (2000),                                      1,395            1,211
   1,211 shares (1999)                                        4,112,605        3,560,789
 Paid-in Capital
 Retained earnings                                            1,864,533        1,125,308
                                                           ------------       ----------

                                                              5,978,533        4,687,308
                                                           ------------       ----------

                                                           $ 62,303,824       47,571,071
                                                           ============       ==========

                 See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                              Statements of Income
            Three months ended October 31, 2000 and 1999 (unaudited)


                                                            AMOUNT                         PERCENT
                                                            ------                         -------
                                                  2000                1999           2000      1999
                                                  ----                ----           ----      ----
Revenues:
 Gross sales                                      $ 50,180,424        41,839,646     100.17   100.12
 Less rebate                                          (857,587)         (697,289)     (1.71)   (1.66)
                                                  ------------        ----------     ------   ------
 Net sales                                          49,322,837        41,142,357      98.46    98.46
 Shipping                                               63,464            28,251        .13      .07
 Commissions                                           355,386           348,235        .71      .83
 Sales promotion                                       340,169           261,869        .68      .63
 Miscellaneous                                          12,713             3,153        .02      .01
                                                  ------------        ----------     ------   ------

                                                    50,094,569        41,783,865     100.00   100.00
                                                  ------------        ----------     ------   ------

Cost of sales:
 Net purchases                                      46,445,058        38,536,377      92.71    92.23
 Freight out                                         1,068,932           768,440       2.13     1.84
 Less vendor rebates                                (1,259,942)         (842,903)     (2.51)   (2.02)
                                                  ------------        ----------     ------   ------

                                                    46,254,048        38,461,914      92.33    92.05
                                                  ------------        ----------     ------   ------

   Gross profit                                      3,840,521         3,321,951       7.67     7.95


Operating, general and administrative
expenses                                             3,086,235         3,019,105       6.16     7.23
                                                  ------------        ----------     ------   ------

   Operating income                                    754,286           302,846       1.51      .72

Other income (expense):
 Interest income                                       110,220            69,330        .21      .17
 Interest expense                                     (311,936)          (99,721)      (.62)    (.24)
 Gain (loss) on sale of equipment                       (2,560)                -       (.01)       -
                                                  ------------        ----------     ------   ------

   Income before income
   taxes                                               550,010           272,455       1.09      .65

Income taxes                                           202,300           107,371        .40      .25
                                                  ------------        ----------     ------   ------

   Net income                                        $ 347,710           165,084        .69      .40
                                                  ============        ==========     ======   ======

                       See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         Statements of Retained Earnings
            Three months ended October 31, 2000 and 1999 (unaudited)


                                                           2000                  1999
                                                           ----                  ----
Balance at beginning of period                        $ 1,516,823                960,224
Net income                                                347,710                165,084
                                                      -----------              ---------
Balance at end of period                              $ 1,864,533              1,125,308
                                                      ===========              =========

                 See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                            Statements of Cash Flows
                  Three months ended October 31, 2000 and 1999


                                                            2000                               1999
                                                            ----                               ----
Cash flows from operating activities:
 Net income                                                              $ 347,710                          165,084
 Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
   Depreciation and amortization                       $ 135,015                             46,368
   (Gain) loss on disposition of property                  2,560                                  -
                                                                                        -----------
   Deferred income taxes                                  20,383                                  -
                                                                                        -----------
   Adjustments for working capital
   changes:
   (Increase) decrease in:
     Receivables                                      (7,913,573)                       (11,180,520)
     Inventories                                       5,232,421                         (5,360,620)
   Increase (decrease) in:
     Accounts payable                                  5,472,696                         17,562,256
     Accrued expenses                                 (1,244,989)                        (1,024,544)
     Income taxes payable                                (50,137)                            76,652
                                                      ----------                        -----------

     Total adjustments                                                   1,654,376                          119,592
                                                                         ---------                          -------

     Net cash provided by
     operating activities                                                2,002,086                          284,676

Cash flows from investing activities -
 Purchase of property and equipment                                        (37,463)                      (3,850,732)

Cash flows from financing activities:
 Net loan proceeds (reduction)                        (3,082,674)                         1,410,273
 Net proceeds from issuance of
 common stock                                             42,000                            135,584
                                                      ----------                        -----------
     Net cash provided (used) by
     financing activities
                                                                        (3,040,674)                       1,545,857
                                                                        ----------                      ------------

 Net decrease in cash                                                   (1,076,051)                      (2,020,199)

 Cash (deficit) at beginning of period                                    (398,914)                       1,092,679
                                                                     -------------                      ------------

 Cash (deficit) at end of period                                     $  (1,474,965)                         (927,520)
                                                                     -------------                      ------------

 Supplemental disclosure of cash flow information:

     Interest paid                                                   $     330,336                           84,760
                                                                     =============                      ===========

     Income taxes paid                                               $     232,054                           30,719
                                                                     =============                      ===========

                 See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          Notes to Financial Statements
             (Information with respect to October 31, 2000 and 1999)


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

               (b)  Concentration of cash balances:
                         The Company's cash funds are located in a single financial institution. The amount on deposit at October 31, 2000 and 1999 exceeded the $100,000 federally insured limit.

               (c)  Accounts receivable:
                         Management considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required.

               (d)  Inventory:
                         Inventory is valued at the lower of cost or market on the first-in, first-out basis.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to October 31, 2000 and 1999)

(1)       Summary of significant accounting policies (continued):

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

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to October 31, 2000 and 1999)

(1)       Summary of significant accounting policies (continued):

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

(2)       For the three months ended October 31, 2000, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $857,587 (2000), $697,289 (1999).

(3)       Property and equipment:


                                                                                          BOOK VALUE
                                                          ACCUMULATED                     ----------
                                          COST            DEPRECIATION               2000                 1999
                                          ----            ------------               ----                 ----
                Land                 $   953,780              -                       953,780               953,780
                Buildings              4,715,527             107,648                4,607,879             5,224,835
                Equipment              2,997,452             910,651                2,086,801               666,444
                                     -----------          ----------                ---------             ---------
                                     $ 8,666,759           1,018,299                7,648,460             6,845,059
                                     ===========          ==========                =========             =========

(4)       Investments - Non Marketable:

          The Company has invested in AAHA Services Corp., of which they own
               20%. The remaining 80% is owned by American Animal Hospital Association (AAHA). AAHA operates AAHA Services Corp. without regard to the views of Professional Veterinary Products, Ltd. The investment is, therefore, carried at cost.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
              (Information with respect to October, 2000 and 1999)


(4)       Investments - Non Marketable (continued):

          The Company has invested in Agri-Laboratories, Ltd., of which they own 5%. The investment is carried at cost.


                                                                        2000                  1999
                                                                        ----                  ----
         Investment in AAHA Services Corp.                            $ 1,500,000               -
         Investment in Agri-Laboratories, Ltd.                            143,850            143,850
                                                                      -----------           --------
                                                                      $ 1,643,850            143,850
                                                                      ===========           ========

(5)       Cash surrender value of life insurance:

          The Company owns insurance policies on the Chief Executive Officer. The total face value of the policies on the life of the Chief Executive Officer was $385,000 at October 31, 2000.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to October 31, 2000 and 1999)

(6)      Income taxes:
         The Company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at October 31, 2000 are as follows (computed at the statutory rate 34%):


                                                                       2000
                                                                       ----
         Deferred income taxes:
         Noncurrent deferred tax asset -
          Inventory overhead costs
          capitalized for tax purposes                              $  47,600

         Noncurrent deferred tax liability -
          Accumulated depreciation                                    (62,017)
                                                                    ---------

         Net noncurrent deferred tax asset (liability) per
         financials 10/31/00                                          (14,417)

         Deferred tax asset (liability) 7/31/00                         5,966
                                                                    ---------

         Deferred tax expense                                          20,383

         Taxes currently payable                                      181,917
                                                                    ---------


         Income tax provision per financials                        $ 202,300
                                                                    =========

(7)       Long-term debt:


                                                                                           2000                1999
                                                                                           ----                ----
                Note payable, bank, 7.42% interest                                       $ 3,929,138          4,000,000
                Note payable, bank, 9.10% interest                                         1,174,072                  -
                Note payable, bank, 8.66% interest                                         1,231,290                  -
                                                                                         -----------          ---------
                                                                                           6,334,500          4,000,000
                                        Less current portion due within one year            (391,217)           (75,014)
                                                                                         -----------          ---------
                                                                                         $ 5,943,283          3,924,986
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

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to October 31, 2000 and 1999)

(7)       Long-term debt (continued):
               Note payable, bank, 9.10% interest:
                    Monthly installments of principal and interest of $15,352 commencing July 1, 2000 with a final installment and entire unpaid principal balance due on June 1, 2005. Loan is collateralized by land and building.

               Note payable, bank, 8.66% interest:
                    Monthly installments of principal and interest of $29,032 commencing February 1, 2000 with a final installment and entire unpaid principal balance due on January 1, 2005. Loan is collateralized by all business assets.

               Total yearly payments of long-term debt are due as follows:


                                                     NOTE               NOTE                NOTE              TOTAL
                                                   PAYABLE           PAYABLE             PAYABLE              -----
                                               BANK, 7.42%       BANK, 9.10%         BANK, 8.66%
                                              ------------       -----------         -----------
                                                  INTEREST          INTEREST            INTEREST
                                                  --------          --------            --------
                    2001                       $    87,744             73,689             229,784           391,217
                    2002                           102,757             87,690             272,296           462,743
                    2003                           110,646             96,011             296,837           503,494
                    2004                           119,141            105,122             323,588           547,851
                    2005                           128,288            115,097             108,785           352,170
                    2006 - 2020                  3,380,562            696,463                  -          4,077,025
                                               -----------            -------           ---------         ---------

                                               $ 3,929,138          1,174,072           1,231,290         6,334,500
                                               ===========          =========           =========         =========

          The maximum amount available on the revolving line of credit is $15,000,000. The balances due on this line of credit were $5,232,460 and $1,768,877 for 2000 and 1999 respectively. The interest rate as of October 31, 2000 was 9.25% or .25% under the Index.

          All the above loan agreements are with US Bank. These loans are collateralized by substantially all of the assets of the Company.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to October 31, 2000 and 1999)

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

               On November 10, 1999, the company entered into a lease with US Bancorp Leasing for the purpose of leasing a floor scrubber. The lease minimum rentals are $306 per month for a term of 48 months. The lease expires October 10, 2003.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to October 31, 2000 and 1999)

(8)       Commitments and contingent liabilities - leases (continued):

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

               On October 1, 2000, the company entered into a lease with US Bancorp Leasing for the purpose of leasing five forklifts. The lease minimum rentals are $2,572 per month for a terms of 60 months. The lease expires September 1, 2005.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to October 31, 2000 and 1999)

(8)       Commitments and contingent liabilities - leases: (continued)

          Minimum future obligations on operating leases in effect on October 31, 2000 are:

              Period ended October 31, 2001                   $ 387,250
              Period ended October 31, 2002                     340,789
              Period ended October 31, 2003                      95,419
              Period ended October 31, 2004                      35,576
              Period ended October 31, 2005                      29,830
                                                              ---------

                                                              $ 888,864
                                                              =========

(9)       Transactions between Board of Directors, key employees and the company.

               Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended October 31, 2000 as follows:


                                                                  2000            1999
                                                                  ----            ----
                   Members of the Board of Directors              $ 964,623       792,993
                   Key employees                                        216         7,618
                                                                  ---------       -------
                                                                  $ 964,839       800,611
                                                                  =========       =======

(10)      Profit-sharing and 401-K retirement plans:

               The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $0 for the period ended October 31, 2000 and 1999.

               The Company also provides a contributory 401-K retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 15% employee contribution with a 3% contribution. The total provision to the plan for the period ended October 31 was $35,001 (2000), $30,629 (1999).

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements relate primarily to working capital and the expansion of our operations to accommodate sales growth. We maintain significant inventory levels to fulfill our operating commitment to our customers. Historically, we have financed our cash requirements primarily from short-term bank borrowings and cash from operations.

     Net cash provided by operating activities of $284,676 for period ending October 31, 1999 was primarily attributable to increases of $11,180,520 in accounts receivable and $5,360,620 in inventories. These were partially offset by an increase of $17,562,256 in accounts payable. Net cash provided by operating activities of $2,002,086 for period ending October 31, 2000 was primarily attributable to an increase of $7,913,573 in accounts receivable. These were partially offset by an increase of $5,232,421 in inventories and $5,472,696 in accounts payable.

     Net cash used by investing activities of $3,850,732 for period ending October 31, 1999 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $37,463 for period ending October 31, 2000 was primarily attributable to investments in property and equipment.

     Net cash provided by financing activities of $1,545,857 for period ending October 31, 1999 was primarily attributable to increases of $1,410,273 in loan proceeds and $135,584 from net proceeds from issuance of common stock. Net cash used by financing activities of $3,040,674 period ending October 31, 2000 was primarily attributable to reduction of $3,082,674 in loan proceeds and increase of $42,000 from net proceeds from issuance of common stock.

RESULTS OF OPERATIONS

     Three months ended October 31, 2000 as compared to the three months ended October 31, 1999:

     Total revenues for the period ending October 31, 2000 increased by 19.9% or $8.3 million. Total revenues for the period totaled $50.1 million compared to $41.8 million for the same period the previous year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the period 14 veterinary practices became shareholders of the Company. On October 31, 2000 there were 1,395 shareholders of the Company.

     Gross profit for the period ending October 31, 2000 increased by $519 thousand to $3.8 million compared to $3.3 million for the same period the previous year. Gross profit as a percentage of total revenues was 7.7% in the period compared to 8.0% in the same period the previous year.

     Operating, general and administrative expenses for the period ending October 31, 2000 increased by $67 thousand to $3.1 million in the period compared to $3.0 million for the same period the previous year. Such operating, general and administrative expenses as a percentage of total revenues for the period was 6.2% vs. 7.2% in the same period the previous year.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .925 percentage points (a 10% change from the interest rate as of October 31, 2000), assuming no change in the Company's outstanding balance under the line of credit (approximately $5,232,460 as of October 31, 2000), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $48,400.

                                     PART II
                                OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d)  Use of Proceeds:

     On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. Through October 31, 2000, 207 shares of common stock have been sold for an aggregate offering price of $621,000.

     There have been no changes since the last reporting period in the amount or payment of the expenses incurred in connection with the issuance and distribution of our common stock. Accordingly, a total reasonable estimate of the amount of expenses is $127,053.56.

     The net offering proceeds to the Company after deducting the total expenses are $493,946.44 as of October 31, 2000.

ITEM 3:   DEFAULTS UPON SENIOR SECURITES

               None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5:   OTHER INFORMATION

               None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

               27.  Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               The Company filed no current reports on Form 8-K during the quarter ended October 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: December 15, 2000            By: /s/ Dr. Lionel L. Reilly, President