Form 10-K/A
period 2000-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2001-02-15
CIK 947425

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

                    FOR THE FISCAL YEAR ENDED JULY 31, 2000;
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM ______________ TO ______________ .

                       COMMISSION FILE NUMBER: 000-26326

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.

             (Exact name of Registrant as specified in its charter)

          NEBRASKA
(State or other jurisdiction
             of                            5047                        37-1119387
      Incorporation or         (Primary Standard Industrial           (IRS Employer
        organization)           Classification Code Number)        Identification No.)

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    The Undersigned Registrant hereby amends the following item of its Annual Report on Form 10-K for the year ended July 31, 2000, as set forth below.

Part IV.

    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

        (a)(3) Exhibits

            10.11  Purchase and Sale Agreement between Professional Veterinary
                   Products, Ltd., AAHA Services Corporation and American
                   Animal Hospital Association.

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    Date: February 15, 2001.

                                                  PROFESSIONAL VETERINARY PRODUCTS, LTD.

                                                  By:               /s/ LIONEL L. REILLY
                                                       ----------------------------------------------
                                                                      Lionel L. Reilly

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                          SIGNATURE                                             CAPACITY
                          ---------                                             --------
                     /s/ LIONEL L. REILLY
            --------------------------------------            President
                       Lionel L. Reilly

                    /s/ NEAL B. SODERQUIST
            --------------------------------------            Chief Financial Officer
                      Neal B. Soderquist

                              *
            --------------------------------------            Director
                       Mark A. Basinger

                              *
            --------------------------------------            Director
                     Raymond C. Ebert II

                              *
            --------------------------------------            Director
                       Fred G. Garrison

                              *
            --------------------------------------            Director
                       Kenneth R. Liska

                              *
            --------------------------------------            Director
                     Wayne E. Rychnovsky

                              *
            --------------------------------------            Director
                      Timothy P. Trayer

                              *
            --------------------------------------            Director
                        Russ R. Weston

                              *
            --------------------------------------            Director
                     Michael L. Whitehair

*By:                  /s/ LIONEL L. REILLY
             --------------------------------------
                        Lionel L. Reilly
                      AS: ATTORNEY-IN-FACT