Form 10-Q
period 2001-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2001-03-16
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q


|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended January 31, 2001; or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

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

      Yes   |X|   No    |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      CLASS                               OUTSTANDING AT JANUARY 31, 2001
      -----                               -------------------------------
      Common Stock, $1.00 par value                    1,435

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED JANUARY 31, 2001

PART I      FINANCIAL INFORMATION                                           PAGE

      ITEM 1.     FINANCIAL STATEMENTS
                  Balance Sheets at January 31, 2001 and January 31, 2000
                  (unaudited)................................................ 3

                  Statements of Income for the six months ended January 31,
                  2001 and January 31, 2000 (unaudited) ..................... 5

                  Statements of Retained Earnings for the six months ended
                  January 31, 2001 and January 31, 2000 (unaudited) ......... 6

                  Statements of Cash Flow for the six months ended January 31,
                  2001 and January 31, 2000 (unaudited) ..................... 7

                  Notes to Financial Statements.............................. 8

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION............... 17

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES................... 18
                  ABOUT MARKET RISK

PART II     OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS.......................................... 18

      ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.................. 18

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES............................ 19

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                  HOLDERS.................................................... 19

      ITEM 5.     OTHER INFORMATION.......................................... 19

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K........................... 19

                  SIGNATURES................................................. 20

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:     FINANCIAL STATEMENTS

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                                  Balance Sheet
                      January 31, 2001 and 2000 (unaudited)

                                     Assets

Current assets:                                   2001             2000
                                                  ----             ----
   Cash                                       $     209,630        259,756
   Accounts receivable, trade, less allowance
      for doubtful accounts (0)                  22,223,102     18,022,603
   Accounts receivable, rebate                   (2,990,859)    (4,099,630)
   Accounts receivable, stock                        75,418         76,250
   Accounts receivable, other                        13,301      1,858,196
   Inventory                                     42,614,725     43,924,586
   Prepaid income taxes                              10,238             --
                                              -------------   ------------

          Total current assets                   62,155,555     60,041,761
                                              -------------   ------------

Property and equipment                            8,773,950      8,733,026
   Less accumulated depreciation                  1,155,634        660,525
                                              -------------   ------------
                                                  7,618,316      8,072,501
                                              -------------   ------------
Other assets:
   Organization expense less
        accumulated amortization of
             $53,001 (2001), $37,885 (2000)         173,799        188,913
   Loan origination fee less
        accumulated amortization of
             $3,833 (2001), $1,833 (2000)            16,167         18,167
   Trademark, less accumulated
        amortization of
             $806 (2001), $472 (2000)                 4,194          4,528
   Investments                                    1,643,850        143,850
   Cash value life insurance                         30,077             --
                                              -------------   ------------

          Total other assets                      1,868,087        355,458
                                              -------------   ------------
                                              $  71,641,958     68,469,720
                                              =============   ============

                 See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                            Balance Sheet (continued)
                      January 31, 2001 and 2000 (unaudited)


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
                                                         2001            2000
                                                         ----            ----
Current liabilities:
    Notes payable, bank                               $ 9,787,054      8,147,753
    Notes payable, other                                       --         54,634
    Current portion of long-term debt                     437,200        319,409
    Accounts payable, trade                            49,236,465     49,354,513
    Accrued interest                                       96,037         87,920
    Accrued wages                                          99,418             --
    Accrued expenses                                       90,284        112,029
    Accrued income taxes                                       --       212,085
                                                      -----------    -----------

          Total current liabilities                    59,746,458     58,288,343
                                                      -----------    -----------

Long-term debt                                          5,796,395      5,073,296
                                                      -----------    -----------
Deferred income taxes                                      36,341             --
                                                      -----------    -----------

Stockholders' equity:
    Common stock, $1 par value per share
        Authorized 30,000 shares; issued and
        Outstanding 1,435 (2001),                           1,435          1,254
        1,254 shares (2000)                             4,232,565      3,689,746
    Paid-in capital                                     1,828,764      1,417,081
                                                      -----------    -----------
    Retained earnings                                   6,062,764      5,108,081
                                                      -----------    -----------


                                                      $71,641,958     68,469,720
                                                      ===========    ===========



                 See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                              Statements of Income
             Six months ended January 31, 2001 and 2000 (unaudited)


                                                   Amount                     Percent
                                                   ------                     -------
                                          2001             2000            2001      2000
                                          ----             ----            ----      ----
Revenues:
   Gross sales                         $ 97,828,881      84,027,336       101.70    103.09
   Less rebate                           (2,990,859)     (4,099,630)       (3.11)    (5.03)
                                       ------------      ----------       ------    ------
   Net sales                             94,838,022      79,927,706        98.59     98.06
   Shipping                                  81,882          58,808          .09       .07
   Commissions                              588,423         762,812          .61       .94
   Sales promotion                          666,468         755,472          .69       .92
   Miscellaneous                             21,037           6,484          .02       .01
                                       ------------      ----------       ------    ------

                                         96,195,832      81,511,282       100.00    100.00

Cost of sales:
    Net purchases                        90,383,899      77,381,604        93.96     94.93
    Freight out                           2,184,622       1,644,893         2.27      2.02
    Less vendor rebates                  (4,208,730)     (5,026,242)       (4.38)    (6.16)
                                       ------------      ----------       ------    ------

                                         88,359,791      74,000,255        91.85     90.79
                                       ------------      ----------       ------    ------

       Gross profit                       7,836,041       7,511,027         8.15      9.21


Operating, general and
administrative expenses                   7,007,297       6,612,342         7.29      8.11
                                       ------------      ----------       ------    ------

       Operating income                     828,744         898,685          .86      1.10

Other income (expense):
    Interest income                         252,940         148,784          .26       .18
    Interest expense                       (570,792)       (286,667)        (.59)     (.35)
    Gain (loss) on sale of assets            (2,561)        (43,460)          --      (.05)
                                       ------------      ----------       ------    ------
                                           (320,413)       (181,343)        (.33)     (.22)
                                       ------------      ----------       ------    ------
       Income before income taxes           508,331         717,342          .53       .88

Income taxes                                196,390         260,485           --       .32
                                       ------------      ----------       ------    ------

       Net income                      $    311,941         456,857          .53       .56
                                       ============      ==========       ======    ======




                 See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         Statements of Retained Earnings
             Six months ended January 31, 2001 and 2000 (unaudited)

                                        2001         2000
                                        ----         ----
Balance at beginning of period          $1,516,823      960,224
Net income                                 311,941      456,857
                                        ----------   ----------
Balance at end of period                $1,828,764    1,417,081
                                        ==========   ==========



                 See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                            Statements of Cash Flows
                   Six months ended January 31, 2001 and 2000

                                                  2001                          2000
                                                  ----                          ----
Cash flows from operating activities:
  Net income                                              $    311,941                       456,857
  Adjustments  to reconcile net income
    to net cash used by
    operating activities:
      Depreciation and amortization       $    276,712                       198,709
      Loss on disposal of assets                 2,561                        43,460

      Deferred income taxes                     42,307                            --
                                                                        ------------
        Adjustments for working capital
        changes:
        (Increase) decrease in:
           Receivables                       2,325,414                    (4,642,943)
           Inventories                     (14,188,018)                  (31,337,354)
         Increase (decrease) in:
           Accounts payable                 12,000,773                    31,177,730
           Accrued expenses                 (1,309,335)
                                                                          (1,097,051)
           Income taxes payable               (242,171)                      194,178
                                          ------------                  ------------

              Total adjustments                             (1,091,757)                   (5,463,271)
                                                          ------------                  ------------

              Net cash provided by                             779,816                    (5,006,414)
                operating activities

Cash flows from investing activities:
  Purchase of property and equipment
    and leasehold improvements                (144,655)                   (5,385,030)
Proceeds from disposal of assets                    --                       115,417
                                          ------------                  ------------

              Net cash used by                                (144,655)                   (5,269,613)
                investing activities


Cash flows from financing activities:
  Net loan proceeds                          1,371,015                     9,181,854
  Net proceeds from issuance of
    common stock                               162,000                       261,250
                                          ------------                  ------------
              Net cash provided by                           1,533,015                     9,443,104
                financing activities                      ------------                  ------------

  Net increase (decrease) in cash                              608,544                      (832,923)

  Cash (overdraft) at beginning of                            (398,914)                    1,092,679
          period                                          ------------                  ------------

  Cash at end of period                                   $    209,630                       259,756
                                                          ============                  ============

  Supplemental Disclosures:
           Interest paid                                  $    585,366                       221,360
                                                          ============                  ============
           Income taxes paid                              $    402,220                        66,307
                                                          ============                  ============

                 See accompanying notes to financial statements.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          Notes to Financial Statements
             (Information with respect to January 31, 2001 and 2000)



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

            (b)   Concentration of cash balances:
                     The Company's cash funds are located in a single financial institution. The amount on deposit at January 31, 2001 and 2000 exceeded the $100,000 federally insured limit.

            (c)   Accounts receivable:
                     Management considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required.

            (d)   Inventory:
                     Inventory is valued at the lower of cost or market on the first-in, first-out basis.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to January 31, 2001 and 2000)



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

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to January 31, 2001 and 2000)

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

(2) For the six months ended January 31, 2001, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $2,990,859 (2001), $4,099,630 (2000).


(3)      Property and equipment:

                                                              Book Value
                                       Accumulated            ----------
                            Cost      Depreciation        2001           2000
                            ----      ------------        ----           ----
           Land          $   953,780        -             953,780        953,780
           Buildings       4,715,527        137,120     4,578,407      5,369,192
           Equipment       3,104,643      1,018,514     2,086,129      1,749,529
                         -----------  -------------     ---------      ---------
                         $ 8,773,950      1,155,634     7,618,316      8,072,501
                         ===========  =============     =========      =========

(4)   Investments - Non Marketable:

      The Company has invested in AAHA Services Corp., of which they own 20%.
         The remaining 80% is owned by American Animal Hospital Association
         (AAHA). AAHA operates AAHA Services Corp. without regard to the views of Professional Veterinary Products, Ltd. The investment is, therefore, carried at cost.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to January 31, 2001 and 2000)

(4)   Investments - Non Marketable (continued):

      The Company has invested in Agri-Laboratories, Ltd., of which they own less than 5%. The investment is carried at cost.

                                                    2001               2000
                                                    ----               ----
      Investment in AAHA Services Corp.           $ 1,500,000            -
      Investment in Agri-Laboratories, Ltd.           143,850            143,850
                                                  -----------         ----------
                                                  $ 1,643,850            143,850
                                                  ===========         ==========


(5)   Cash surrender value of life insurance:

      The Company owns insurance policies on the Chief Executive Officer. The total face value of the policies on the life of the Chief Executive Officer was $385,000 at January 31, 2001.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to January 31, 2001 and 2000)


(6)   Income taxes:
      TheCompany's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at January 31, 2001 are as follows (computed at the statutory rate 34%):

      Deferred income taxes:
      Noncurrent deferred tax asset -
         Inventory overhead costs
            capitalized for tax purposes              $  47,600

      Noncurrent deferred tax liability -
         Accumulated depreciation                       (83,941)
                                                      ---------

      Net noncurrent deferred tax asset
      (liability) per financials 1/31/01                (36,341)

      Deferred tax asset (liability) 7/31/00              5,966
                                                      ---------

      Deferred tax expense                               42,307

      Taxes currently payable                           154,083
                                                      ---------

      Income tax provision per financials             $ 196,390
                                                      =========


(7)   Long-term debt:

                                                            2001          2000
                                                            ----          ----
           Note payable, bank, 7.42% interest             $ 3,907,422    3,992,705
           Note payable, bank, 9.10% interest               1,155,173           --
           Note payable, bank, 8.66% interest               1,171,000    1,400,000
                                                          -----------    ---------
                                                            6,233,595    5,392,705
              Less current portion due within one year       (437,200)    (319,409)
                                                          -----------    ---------
                                                          $ 5,796,395    5,073,296
                                                          ===========    =========

           Note payable, bank, 7.42% interest:
              Monthly installments of principal and interest of $32,028 commencing January 1, 2000 with final installment and entire unpaid principal balance due on June 1, 2009. Loan is collateralized by land and building.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to January 31, 2001 and 2000)


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

           Total yearly payments of long-term debt are due as follows:

                           NOTE         NOTE         NOTE        TOTAL
                        PAYABLE      PAYABLE      PAYABLE        -----
                    BANK, 7.42%  BANK, 9.10%  BANK, 8.66%
                       INTEREST     INTEREST     INTEREST
                       --------     --------     --------
       2002          $   97,688       82,490      257,022      437,200
       2003             105,187       90,319      280,184      475,690
       2004             113,263       98,889      305,436      517,588
       2005             121,959      108,273      328,358      558,590
       2006             131,323      118,547           --      249,870
       2007 - 2020    3,338,002      656,655           --    3,994,657
                     ----------   ----------   ----------   ----------

                     $3,907,422    1,155,173    1,171,000    6,233,595
                     ==========   ==========   ==========   ==========

      The maximum amount available on the revolving line of credit is $15,000,000. The balances due on this line of credit were $9,787,054 and $8,147,753 for 2001 and 2000 respectively. The interest rate as of January 31, 2001 was 8.75% or .25% under the Index.

      All the above loan agreements are with US Bank. These loans are collateralized by substantially all of the assets of the Company.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to January 31, 2001 and 2000)


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

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to January 31, 2001 and 2000)


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

         On January 23, 2001, the company entered into a lease with P & L Capital Corp., Inc. for the purpose of leasing 3 Dell laptop computers. The lease minimum rentals are $394 per month for a term of 24 months. The lease expires January 1, 2003.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                    Notes to Financial Statements (continued)
             (Information with respect to January 31, 2001 and 2000)


(8)   Commitments and contingent liabilities - leases: (continued)

      Minimum future obligations on operating leases in effect on January 31, 2001 are:

         Period ended January 31, 2002                $ 390,225
         Period ended January 31, 2003                  289,172
         Period ended January 31, 2004                   63,777
         Period ended January 31, 2005                   35,248
         Period ended January 31, 2006                   21,260
                                                      ---------

                                                      $ 799,682
                                                      =========


(9)   Transactions between Board of Directors, key employees and the company.


         Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended January 31, 2001 as follows:

                                                     2001            2000
                                                     ----            ----
             Members of the Board of Directors      $ 1,436,316      1,637,298
             Key employees                                  463          7,909
                                                    -----------      ---------
                                                    $ 1,436,779      1,645,207
                                                    ===========      =========

(10)  Profit-sharing and 401-K retirement plans:

         The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $0 for the period ended January 31, 2001 and 2000.

         The Company also provides a contributory 401-K retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 15% employee contribution with a 3% contribution. The total provision to the plan for the period ended January 31 was $62,664 (2001), $55,659 (2000).

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

      Net cash used by operating activities of $5,006,414 for period ending January 31, 2000 was primarily attributable to increases of $4,642,943 in accounts receivable and $31,337,354 in inventories. These were partially offset by an increase of $31,177,730 in accounts payable. Net cash used by operating activities of $779,816 for period ending January 31, 2001 was primarily attributable to an increase of $14,188,018 in inventories. These were partially offset by an increase of $12,000,773 in accounts payable and a decrease of $2,325,414 in accounts receivable.

      Net cash used by investing activities of $5,269,613 for period ending January 31, 2000 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $144,655 for period ending January 31, 2001 was primarily attributable to investments in property and equipment.

      Net cash provided by financing activities of $9,443,104 for period ending January 31, 2000 was primarily attributable to increases of $9,181,854 in loan proceeds and $261,250 from net proceeds from issuance of common stock. Net cash provided by financing activities of $1,533,015 period ending January 31, 2001 was primarily attributable to increases of $1,371,015 in loan proceeds and $162,000 from net proceeds from issuance of common stock.

RESULTS OF OPERATIONS

      Six months ended January 31, 2001 as compared to the six months ended January 31, 2000:

      Total revenues for the period ending January 31, 2001 increased by 18.0% or $14.7 million. Total revenues for the period totaled $96.2 million compared to $81.5 million for the same period the previous year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the period 54 veterinary practices became shareholders of the Company. On January 31, 2001 there were 1,435 shareholders of the Company.

      Gross profit for the period ending January 31, 2001 increased by $325 thousand to $7.8 million compared to $7.5 million for the same period the previous year. Gross profit as a percentage of total revenues was 8.2% in the period compared to 9.2% in the same period the previous year.

      Operating, general and administrative expenses for the period ending January 31, 2001 increased by $395 thousand to $7.0 million in the period compared to $6.6 million for the same period the previous year. Such operating, general and administrative expenses as a percentage of total revenues for the period was 7.3% vs. 8.1% in the same period the previous year.

ITEM 3:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

      The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .875 percentage points (a 10% change from the interest rate as of January 31, 2001), assuming no change in the Company's outstanding balance under the line of credit (approximately $9,787,054 as of January 31, 2001), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $85,637.


                                     PART II
                                OTHER INFORMATION

ITEM 1:     LEGAL PROCEEDINGS

      The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:     CHANGES IN SECURITIES AND USE OF PROCEEDS

      (d)   Use of Proceeds:

      On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. Through January 31, 2001, 247 shares of common stock have been sold for an aggregate offering price of $741,000.

      There have been no changes since the last reporting period in the amount or payment of the expenses incurred in connection with the issuance and distribution of our common stock. Accordingly, a total reasonable estimate of the amount of expenses is $127,053.56.

      The net offering proceeds to the Company after deducting the total expenses are $613,946.44 as of January 31, 2001.


ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a)   The Company held its Annual  Shareholders'  Meeting on December 8,
            2000.

      (b) The shareholders voted the elect the following two (2) Class I Directors to serve until the 2003 Annual Meeting of shareholders and until their successors are elected.

                       Name              Votes For   Votes Against Abstentions
            Dr. Chester L. Rawson           733            0            4
            Dr. Amy Lynne Hinton            731            2            4


ITEM 5:     OTHER INFORMATION

                  None.

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                  None.

            (b)   REPORTS ON FORM 8-K

                  The Company filed no current reports on Form 8-K during the quarter ended January 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      Date: March 16, 2001          By: /s/ Dr. Lionel L. Reilly, President
                                        -----------------------------------