Form 10-Q/A
period 2001-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2001-05-10
CIK 947425

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-Q/A


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

        Yes  [X]   No  [ ]


        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


        Class                                 Outstanding at January 31, 2001
        -----                                 -------------------------------
        Common Stock, $1.00 par value                      1,435

           EXPLANATORY NOTE: PURPOSE OF THIS AMENDMENT ON FORM 10-Q/A

This Form 10-Q/A amends Item 1 and Item 2 of the Company's quarterly report on Form 10-Q for the period ended January 31, 2001 (the "Original Form 10-Q") filed with the Securities and Exchange Commission on March 16, 2001. The purpose of this Form 10-Q/A is to restate the Company's second quarter financial information. Subsequent to the issuance of the Company's financial statements in the Original Form 10-Q, we discovered errors in the financial statements. After correcting the errors, the Company's gross profit increased by $28,200 and the Company's net income increased by $18,341.

For the purposes of this Form 10-Q/A, and in accordance with Rule 12b-5 under the Securities Act of 1934, as amended, the Company has amended and restated in its entirety each item of the Original Form 10-Q which has been affected by the
restatement.   Except for Item 1 and Item 2 of Part I, no other information in the Original Form 10-Q is amended by this Form 10-Q/A.


                        INDEX TO 10-Q FOR THE QUARTERLY
                         PERIOD ENDED JANUARY 31, 2001

PART I  FINANCIAL INFORMATION                                             PAGE

     ITEM 1.    FINANCIAL STATEMENTS
                Balance Sheets at January 31, 2001 and January 31, 2000
                (unaudited) .............................................    2

                Statements of Income for the six months ended January
                31, 2001 and January 31, 2000 (unaudited) ...............    4

                Statements of Retained Earnings for the six months ended
                January 31, 2001 and January 31, 2000 (unaudited) .......    5

                Statements of Cash Flow for the six months ended January
                31, 2001 and January 31, 2000 (unaudited) ...............    6

                Notes to Financial Statements ...........................    7

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION ............   16

     SIGNATURES .........................................................   17


                                    PART I
                             FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                                 Balance Sheet
                     January 31, 2001 and 2000 (unaudited)

                                    Assets


Current assets:                                               2001            2000
                                                          -----------     -----------
   Cash                                                   $   209,630         259,756
   Accounts receivable, trade, less allowance for
     doubtful accounts (0)                                 22,223,102      18,022,603
   Accounts receivable, rebate                             (2,420,859)     (4,099,630)
   Accounts receivable, stock                                  75,418          76,250
   Accounts receivable, other                                  13,301       1,858,196
   Inventory                                               42,614,725      43,924,586
   Prepaid income taxes                                           379               -
                                                          -----------     -----------

          Total current assets                             62,715,696      60,041,761
                                                          -----------     -----------

Property and equipment                                      8,773,950       8,733,026
   Less accumulated depreciation                            1,155,634         660,525
                                                          -----------     -----------
                                                            7,618,316       8,072,501
                                                          -----------     -----------
Other assets:
   Organization expense less accumulated amortization
     of $53,001 (2001), $37,885 (2000)                        173,799         188,913
   Loan origination fee less accumulated amortization
     of $3,833 (2001), $1,833 (2000)                           16,167          18,167
   Trademark, less accumulated amortization of $806
     (2001), $472 (2000)                                        4,194           4,528
   Investments                                              1,643,850         143,850
   Cash value life insurance                                   30,077               -
                                                          -----------     -----------

          Total other assets                                1,868,087         355,458
                                                          -----------     -----------

                                                          $72,202,099      68,469,720
                                                          ===========     ===========

                See accompanying notes to financial statements.

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                           Balance Sheet (continued)
                     January 31, 2001 and 2000 (unaudited)



                     Liabilities and Stockholders' Equity
                     ------------------------------------

                                                         2001            2000
                                                     -----------      ----------
Current liabilities:
    Notes payable, bank                              $ 9,787,054       8,147,753
    Notes payable, other                                       -          54,634
    Current portion of long-term debt                    437,200         319,409
    Accounts payable, trade                           49,778,265      49,354,513
    Accrued interest                                      96,037          87,920
    Accrued wages                                         99,418               -
    Accrued expenses                                      90,284         112,029
    Accrued income taxes                                       -         212,085
                                                     -----------      ----------

        Total current liabilities                     60,288,258      58,288,343
                                                     -----------      ----------

Long-term debt                                         5,796,395       5,073,296
                                                     -----------      ----------
Deferred income taxes                                     36,341               -
                                                     -----------      ----------

Stockholders' equity:
    Common stock, $1 par value per share.
        Authorized 30,000 shares; issued and
        outstanding 1,435 (2001),                          1,435           1,254
        1,254 shares (2000)                            4,232,565       3,689,746
    Paid-in capital                                    1,847,105       1,417,081
                                                     -----------      ----------
    Retained earnings                                  6,081,105       5,108,081
                                                     -----------      ----------

                                                     $72,202,099      68,469,720
                                                     ===========      ==========


                See accompanying notes to financial statements.

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                             Statements of Income
            Six months ended January 31, 2001 and 2000 (unaudited)

                                                                 Amount                           Percent
                                                    ------------------------------        --------------------
                                                        2001               2000             2001         2000
                                                    -----------         ----------         ------       ------
Revenues:
   Gross sales                                      $97,828,881         84,027,336         101.10       103.09
   Less rebate                                       (2,420,859)        (4,099,630)         (2.50)       (5.03)
                                                    -----------         ----------         ------       ------
   Net sales                                         95,408,022         79,927,706          98.60        98.06
   Shipping                                              81,882             58,808            .08          .07
   Commissions                                          588,423            762,812            .61          .94
   Sales promotion                                      666,468            755,472            .69          .92
   Miscellaneous                                         21,037              6,484            .02          .01
                                                    -----------         ----------         ------       ------
                                                     96,765,832         81,511,282         100.00       100.00
                                                    -----------         ----------         ------       ------

Cost of sales:
    Net purchases                                    90,925,699         77,381,604          93.96        94.93
    Freight out                                       2,184,622          1,644,893           2.26         2.02
    Less - Vendor rebates                            (4,208,730)        (5,026,242)         (4.35)       (6.16)
                                                    -----------         ----------         ------       ------
                                                     88,901,591         74,000,255          91.87        90.79
                                                    -----------         ----------         ------       ------

           Gross profit                               7,864,241          7,511,027           8.13         9.21


Operating, general and
 administrative expenses                              7,007,297          6,612,342           7.25         8.11
                                                      ---------         ----------         ------       ------
           Operating income                             856,944            898,685            .88         1.10

Other income (expense):

      Interest income                                   252,940            148,784            .26          .18
      Interest expense                                 (570,792)          (286,667)          (.59)        (.35)
      Gain (loss) on sale of assets                      (2,561)           (43,460)             -         (.05)
                                                    -----------         ----------         ------       ------
                                                       (320,413)          (181,343)          (.33)        (.22)
                                                    -----------         ----------         ------       ------
          Income before income taxes                    536,531            717,342            .55          .88
Income taxes                                            206,249            260,485            .21          .32
                                                    -----------         ----------         ------       ------


          Net income                                $   330,282            456,857            .34          .56
                                                    ===========         ==========         ======       ======



                See accompanying notes to financial statements.

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                        Statements of Retained Earnings
            Six months ended January 31, 2001 and 2000 (unaudited)

                                                                  2001                     2000
                                                            ----------                ---------

Balance at beginning of period                              $1,516,823                  960,224
Net income                                                     330,282                  456,857
                                                            ----------                ---------
Balance at end of period                                    $1,847,105                1,417,081
                                                            ==========                =========




                See accompanying notes to financial statements.

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                           Statements of Cash Flows
                  Six months ended January 31, 2001 and 2000


                                                         2001                           2000
                                                         ----                           ----
Cash flows from operating activities:
   Net income                                                 $   330,282                     456,857
   Adjustments to reconcile net income
       to net cash used by
       operating activities:
          Depreciation and amortization      $    276,712                       198,709
          Loss on disposal of assets                2,561                        43,460
          Deferred income taxes                    42,307                             -
                                                                            -----------
          Adjustments for working capital
            changes:
            (Increase) decrease in:
               Receivables                      1,755,414                    (4,642,943)
               Inventories                    (14,188,018)                  (31,337,354)
            Increase (decrease) in:
               Accounts payable                12,542,573                    31,177,730
               Accrued expenses                (1,309,335)                   (1,097,051)
               Income taxes payable              (232,312)                      194,178
                                             ------------                   -----------

                  Total adjustments                            (1,110,098)                 (5,463,271)
                                                              -----------                  ----------

                  Net cash provided by
                    operating activities                         (779,816)                 (5,006,414)

Cash flows from investing activities:
   Purchase of property and equipment
       and leasehold improvements                (144,655)                   (5,385,030)
   Proceeds from disposal of assets                     -                       115,417
                                             ------------                   -----------
                  Net cash used by
                    investing activities                         (144,655)                 (5,269,613)

Cash flows from financing activities:
   Net loan proceeds                            1,371,015                     9,181,854
   Net proceeds from issuance of
       common stock                               162,000                       261,250
                                             ------------                   -----------
                  Net cash provided by
                    financing activities                        1,533,015                   9,443,104
                                                              -----------                  ----------

   Net increase (decrease) in cash                                608,544                    (832,923)

   Cash (overdraft) at beginning of
       period                                                    (398,914)                  1,092,679
                                                              -----------                  ----------

   Cash at end of period                                      $   209,630                     259,756
                                                              ===========                  ==========

   Supplemental Disclosures:
          Interest paid                                       $   585,366                     221,360
                                                              ===========                  ==========
          Income taxes paid                                   $   402,220                      66,307
                                                              ===========                  ==========

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

(2) For the six months ended January 31, 2001, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $2,420,859 (2001), $4,099,630 (2000).


(3)  Property and equipment:

                                                                   Book Value
                                   Accumulated           ------------------------------
                    Cost           Depreciation             2001                2000
                 ----------        ------------          ---------           ----------
Land             $  953,780                  -             953,780              953,780
Buildings         4,715,527            137,120           4,578,407            5,369,192
Equipment         3,104,643          1,018,514           2,086,129            1,749,529
                 ----------          ---------           ---------            ---------
                 $8,773,950          1,155,634           7,618,316            8,072,501
                 ==========          =========           =========            =========


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

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                   Notes to Financial Statements (continued)
            (Information with respect to January 31, 2001 and 2000)


(4)  Investments - Non Marketable (continued):

     The Company has invested in Agri-Laboratories, Ltd., of which they own less than 5%. The investment is carried at cost.

                                                        2001               2000
                                                     ----------          -------
     Investment in AAHA Services Corp.               $1,500,000                -
     Investment in Agri-Laboratories, Ltd.              143,850          143,850
                                                     ----------          -------
                                                     $1,643,850          143,850
                                                     ==========          =======


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

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                   Notes to Financial Statements (continued)
            (Information with respect to January 31, 2001 and 2000)

(6)  Income taxes:
     The Company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at January 31, 2001 are as follows (computed at the statutory rate 34%):

     Deferred income taxes:
     Noncurrent deferred tax asset -
      Inventory overhead costs
        capitalized for tax purposes                                 $ 47,600

     Noncurrent deferred tax liability -
      Accumulated depreciation                                        (83,941)
                                                                     --------

     Net noncurrent deferred tax asset
     (liability) per financials 1/31/01                               (36,341)


     Deferred tax asset (liability) 7/31/00                             5,966
                                                                     --------

     Deferred tax expense                                              42,307

     Taxes currently payable                                          163,942
                                                                     --------

     Income tax provision per financials                             $206,249
                                                                     ========


(7)  Long-term debt:

                                                               2001              2000
                                                            ----------        ---------
         Note payable, bank, 7.42% interest                 $3,907,422        3,992,705
         Note payable, bank, 9.10% interest                  1,155,173                -
         Note payable, bank, 8.66% interest                  1,171,000        1,400,000
                                                            ----------        ---------
                                                             6,233,595        5,392,705
             Less current portion due within one year         (437,200)        (319,409)
                                                            ----------        ---------
                                                            $5,796,395        5,073,296
                                                            ==========        =========

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

         Total yearly payments of long-term debt are due as follows:

                             Note               Note               Note           Total
                             ----               ----               ----           -----
                          Payable            Payable            Payable
                          -------            -------            -------
                      bank, 7.42%        bank, 9.10%        bank, 8.66%
                      -----------        -----------        -----------
                         interest           interest           interest
                         --------           --------           --------
   2002                $   97,688             82,490            257,022           437,200
   2003                   105,187             90,319            280,184           475,690
   2004                   113,263             98,889            305,436           517,588
   2005                   121,959            108,273            328,358           558,590
   2006                   131,323            118,547                  -           249,870
   2007 - 2020          3,338,002            656,655                  -         3,994,657
                       ----------          ---------          ---------         ---------

                       $3,907,422          1,155,173          1,171,000         6,233,595
                       ==========          =========          =========         =========

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

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                   Notes to Financial Statements (continued)
            (Information with respect to January 31, 2001 and 2000)

(8)  Commitments and contingent liabilities - leases: (continued)

     Minimum future obligations on operating leases in effect on January 31, 2001 are:


         Period ended January 31, 2002     $390,225
         Period ended January 31, 2003      289,172
         Period ended January 31, 2004       63,777
         Period ended January 31, 2005       35,248
         Period ended January 31, 2006       21,260
                                           --------
                                           $799,682
                                           ========


(9)  Transactions between Board of Directors, key employees and the company.


       Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended January 31, 2001 as follows:

                                                     2001                 2000
                                                  ----------           ---------
Members of the Board of Directors                 $1,436,316           1,637,298
Key employees                                            463               7,909
                                                  ----------           ---------
                                                  $1,436,779           1,645,207
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

RESULTS OF OPERATIONS

     Six months ended January 31, 2001 as compared to the six months ended January 31, 2000:

     Total revenues for the period ending January 31, 2001 increased by 18.7% or $15.3 million. Total revenues for the period totaled $96.8 million compared to $81.5 million for the same period the previous year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the period 54 veterinary practices became shareholders of the Company. On January 31, 2001 there were 1,435 shareholders of the Company.

     Gross profit for the period ending January 31, 2001 increased by $353 thousand to $7.9 million compared to $7.5 million for the same period the previous year. Gross profit as a percentage of total revenues was 8.1% in the period compared to 9.2% in the same period the previous year.

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


     Date: May 10, 2001               By: /s/ Dr. Lionel L. Reilly, President
                                         ------------------------------------