Form 10-Q
period 2001-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2001-06-14
CIK 947425

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended April 30, 2001; or

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ___________ to ____________.

                       Commission file number: 000-26326


                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
            (Exact name of registrant as specified in its charter)


           Nebraska                        5047                  37-1119387
  (State or other jurisdiction       (Primary Standard          (IRS Employer
     of Incorporation or          Industrial Classification  Identification No.)
        organization)                 Code Number)


                          10077 South 134/th/ Street
                             Omaha, Nebraska 68138
                                (402) 331-4440
  (Address and telephone number of registrant's principal executive offices)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  [X]  No [_]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at April 30, 2001
     -----                                   -----------------------------
     Common Stock, $1.00 par value                        1,489

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                        INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED APRIL 30, 2001



PART I FINANCIAL INFORMATION                                                                        PAGE
   ITEM 1. FINANCIAL STATEMENTS
           Balance Sheets at April 30, 2001 and April 30, 2000
           (unaudited) ............................................................................   2

           Statements of Income for the nine months ended
           April 30, 2001 and April 30, 2000 (unaudited) ..........................................   3

           Statements of Retained Earnings for the nine months ended
           April 30, 2001 and April 30, 2000 (unaudited) ..........................................   3

           Statements of Cash Flow for the nine months ended
           April 30, 2001 and April 30, 2000 (unaudited) ..........................................   4

           Notes to Financial Statements ..........................................................   5

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATION ...........................................  11

   ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK.......................................................................  11

PART II OTHER INFORMATION

   ITEM 1. LEGAL PROCEEDINGS.......................................................................  12

   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS ..............................................  12

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES.........................................................  12

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................................  12

   ITEM 5. OTHER INFORMATION ......................................................................  12

   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................................  12

SIGNATURES.........................................................................................  12

                                    PART I
                             FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

                                                          Balance Sheets
                                                      April 30, 2001 and 2000
                                                              Assets
                                                              ------
Current assets:                                                               2001                       2000
                                                                              ----                       ----
   Cash                                                                    $     1,500                $    27,812
   Accounts receivable, trade, less allowance
      for doubtful accounts (0)                                             23,356,618                 19,544,007
   Accounts receivable, rebate                                              (3,422,010)                (4,990,149)
   Accounts receivable, stock                                                   86,042                     82,084
   Accounts receivable, other                                                   11,740                     15,180
   Inventory                                                                38,328,792                 38,242,624
   Prepaid income taxes                                                         64,138                          -
                                                                           -----------                -----------
          Total current assets                                              58,426,820                 52,921,558
                                                                           -----------                -----------
Property and equipment                                                       8,869,289                  8,473,838
   Less accumulated depreciation                                             1,294,898                    787,525
                                                                           -----------                -----------
                                                                             7,574,391                  7,686,313
                                                                           -----------                -----------
Other assets:
   Organization expense less accumulated
             amortization $56,780 (2001), $41,664 (2000)                       170,020                    185,134
    Loan origination fee less accumulated
             amortization  $4,333 (2001), $2,333 (2000)                         15,667                     17,667
    Trademark, less accumulated amortization
               $889 (2001), $556 (2000)                                          4,111                      4,444
     Investments                                                             1,643,850                    143,850
     Cash value life insurance                                                  30,077                          -
                                                                           -----------                -----------
          Total other assets                                                 1,863,725                    351,095
                                                                           -----------                -----------
                                                                           $67,864,936                $60,958,966
                                                                           ===========                ===========

                                               Liabilities and Stockholders' Equity
                                               ------------------------------------
Current liabilities:                                                           2001                      2000
                                                                               ----                      ----
    Bank overdraft                                                         $   761,516                $ 2,039,336
    Notes payable, bank                                                      4,035,022                  3,665,402
    Current portion of long-term debt                                          446,518                    332,107
    Accounts payable, trade                                                 50,350,288                 44,558,102
    Accrued interest                                                            79,468                     82,435
    Accrued expenses                                                           308,392                    150,142
    Accrued income taxes                                                             -                     95,482
                                                                           -----------                -----------

          Total current liabilities                                         55,981,204                 50,923,006
                                                                           -----------                -----------

Long-term debt                                                               5,681,209                  4,988,315
                                                                           -----------                -----------
Deferred income taxes                                                           59,658                          -
                                                                           -----------                -----------
Stockholders' equity:
   Common stock, $1 par value per share.
        Authorized 30,000 shares; issued and outstanding
         1,489 shares (2001), 1,307 shares (2000)                                1,489                      1,307
   Paid-in capital                                                           4,394,511                  3,848,693
   Retained earnings                                                         1,746,865                  1,197,645
                                                                           -----------                -----------

                                                                             6,142,865                  5,047,645
                                                                           -----------                -----------
                                                                           $67,864,936                $60,958,966
                                                                           ===========                ===========

                See accompanying notes to financial statements.

                                                       Statements of Income
                                       Nine months ended April 30, 2001 and 2000 (unaudited)

                                                              Amount                              Percent
                                                              ------                              -------
                                                    2001                    2000            2001            2000
                                                    ----                    ----            ----            ----
Revenues:
   Gross sales                                  $149,166,802            $126,860,966       100.67          102.31
   Less Rebate                                    (3,422,010)             (4,990,149)       (2.31)          (4.02)
                                                ------------            ------------       ------          ------
   Net Sales                                     145,744,792             121,870,817        98.36           98.29
   Shipping                                          125,819                  88,711          .09             .07
   Commissions                                       968,626                 900,491          .65             .73
   Sales promotion                                 1,308,313               1,124,333          .88             .90
   Miscellaneous                                      34,728                   7,076          .02             .01
                                                ------------            ------------       ------          ------
                                                 148,182,278             123,991,428       100.00          100.00
                                                ------------            ------------       ------          ------
Cost of sales:
    Net purchases                                138,586,543             117,347,941        93.52           94.64
    Freight out                                    3,427,339               2,590,753         2.31            2.09
    Less vendor rebates                           (6,088,128)             (7,207,412)       (4.11)          (5.81)
                                                ------------            ------------       ------          ------

                                                 135,925,754             112,731,282        91.72           90.92
                                                ------------            ------------       ------          ------

           Gross profit                           12,256,524              11,260,146         8.28            9.08

Operating, general and administrative
expenses                                          11,429,074              10,482,743         7.72            8.45
                                                ------------            ------------       ------          ------
           Operating income                          827,450                 777,403          .56             .63
                                                ------------            ------------       ------          ------
Other income (expense):
        Interest income                              399,988                 245,229          .27             .20
        Interest expense                            (825,928)               (574,869)        (.56)           (.46)
        Gain (loss) on sale of
            property and equipment                    (2,561)                (43,460)          -             (.04)
                                                ------------            ------------       ------          ------

                                                    (428,501)               (373,100)        (.29)           (.30)
                                                ------------            ------------       ------          ------

           Income before income taxes                398,949                 404,303          .27             .33

Income taxes                                         168,907                 166,882          .11             .14
                                                ------------            ------------       ------          ------

          Net income                            $    230,042            $    237,421          .16             .19
                                                ============            ============       ======          ======

                                                  Statements of Retained Earnings
                                       Nine months ended April 30, 2001 and 2000 (unaudited)

                                                                         2001                           2000
                                                                         ----                           ----
Balance at beginning of period                                        $1,516,823                        960,224
Net income                                                               230,042                        237,421
                                                                      ----------                      ---------
Balance at end of period                                              $1,746,865                      1,197,645
                                                                      ==========                      =========

                See accompanying notes to financial statements.

                           Statements of Cash Flows
                   Nine months ended April 30, 2001 and 2000

                                                              2001                           2000
                                                              ----                           ----
Cash flows from operating activities:
   Net income                                                       $  230,042                    $   237,421
   Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
          Depreciation and amortization            $   420,338                    $   330,071
          Gain (loss) on sale of property                2,561                         43,460
          Deferred income taxes                         65,624                              -
                                                                                  -----------
          Adjustments for working capital
            changes:
            (Increases) decrease in:
                Receivables                          1,613,986                     (3,430,812)
                Inventories                         (9,902,085)                   (25,655,392)
          Increase (decrease) in:
              Accounts payable                      13,114,596                     26,381,319
              Accrued expenses                      (1,207,214)                    (1,064,423)
              Income taxes                            (296,071)                        77,575
                                                   -----------                    -----------
               Total adjustments                                     3,811,735                     (3,318,202)
                                                                    ----------                    -----------
                  Net cash provided (used) by
                      operating activities                           4,041,777                     (3,080,781)

Cash flows from investing activities:
    Purchase of property and equipment                (239,994)                    (5,125,842)
    Proceeds from disposal of assets                         -                        115,417
                                                   -----------                    -----------
Net cash provided (used) by
        investing activities                                          (239,994)                    (5,010,425)

Cash flows from financing activities:
    Net loan proceeds (reduction)                   (4,486,885)                     4,572,586
    Net proceeds from issuance of
      common stock                                     324,000                        414,417
                                                   -----------                    -----------
               Net cash provided (used) by
                      financing activities
                                                                     (4,162,885)                     4,987,003
                                                                    -----------                   ------------

    Net increase (decrease) in cash                                    (361,102)                    (3,104,203)

    Cash (deficit) at beginning of period                              (398,914)                     1,092,679
                                                                    -----------                   ------------

    Cash (deficit) at end of period                                 $  (760,016)                  $ (2,011,524)
                                                                    ===========                   ============
    Supplementary disclosures of cash
      flow information:
            Interest paid                                           $   794,785                   $    515,047
                                                                    ===========                   ============

            Income taxes paid                                       $   399,354                   $     89,307
                                                                    ===========                   ============

                See accompanying notes to financial statements.

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         Notes to Financial Statements
                            April 30, 2001 and 2000

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

          (b)  Concentration of cash balances:
                    The Company's cash funds are located in a single financial institution. The amount on deposit at April 30, 2001 and 2000 exceeded the $100,000 federally insured limit.

          (c)  Accounts receivable:
                    Management considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required.

          (d)  Inventory:
                    Inventory is valued at the lower of cost or market on the first-in, first-out basis.

          (e)  Property and equipment depreciation:
                    Property and equipment are stated at cost. Major additions are capitalized and depreciated over their estimated useful lives. For financial reporting purposes, the company uses the straight-line method and for income tax purposes, the company uses the accelerated depreciation method.


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

See accountant's compilation report.

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                   Notes to Financial Statements (continued)
                            April 30, 2001 and 2000

(1)  Summary of significant accounting policies (continued):

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

(2) For the nine months ended April 30, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $3,422,010 (2001), $4,990,149 (2000).

(3)  Property and equipment:

                                                               Accumulated                       Book Value
                                                                                                 ----------
                                              Cost            Depreciation               2001                    2000
                                              ----            ------------               ----                    ----
          Land                             $  953,780                    -               953,780                953,780
          Buildings                         4,715,527              166,592             4,548,935              4,604,355
          Equipment                         3,199,982            1,128,306             2,071,676              2,128,178
                                           ----------          -----------            ----------             ----------
                                           $8,869,289            1,294,898             7,574,391              7,686,313
                                           ==========          ===========            ==========             ==========

(4)  Investments - Non Marketable:

          The Company has invested in AAHA Services Corp., of which they own 20%. The remaining 80% is owned by American Animal Hospital Association (AAHA). AAHA operates AAHA Services Corp. without regard to the views of Professional Veterinary Products, Ltd. The investment is, therefore, carried at cost.

          The Company has invested in Agri-Laboratories, Ltd., of which they own less than 5%. The investment is carried at cost.

                                                                                  2001                     2000
                                                                                  ----                     ----
            Investment in AAHA Services Corp.                                  $1,500,000                        -
            Investment in Agri-Laboratories, Ltd.                                 143,850                  143,850
                                                                               ----------                 --------
                                                                               $1,643,850                 $143,850
                                                                               ==========                 ========

(5)  Cash Surrender value of life insurance:


          The Company owns insurance policies on the Chief Executive Officer. The total face value of the policies on the life of the Chief Executive Officer was $385,000 at April 30, 2001.

See accountant's compilation report.

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                   Notes to Financial Statements (continued)
                            April 30, 2001 and 2000


(6)  Income taxes:


          The company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at April 30, 2001 are as follows (computed at the statutory rate 34%):


            Deferred income taxes:
             Noncurrent deferred tax asset -
              Inventory overhead costs
               capitalized for tax purposes                                                         $   47,600

            Noncurrent deferred tax liability -
             Accumulated depreciation                                                                 (107,258)
                                                                                                    ----------
            Net noncurrent deferred tax asset
             (liability) per financials 4/30/01                                                        (59,658)

            Deferred tax asset (liability) 7/31/00                                                       5,966
                                                                                                    ----------
            Deferred tax expense                                                                        65,624

            Taxes currently payable                                                                    103,283
                                                                                                    ----------
            Income tax provision per financials                                                     $  168,907
                                                                                                    ----------

(7)  Long-term debt:

                                                                            2001                   2000
                                                                            ----                   ----
            Note payable, bank, 7.42% interest                           $3,883,672             $3,972,160
            Note payable, bank, 9.10% interest                            1,135,246                      -
            Note payable, bank, 8.66% interest                            1,108,809              1,348,262
                                                                         ----------             ----------
                                                                          6,127,727              5,320,422
            Less current portion due within one year                       (446,518)              (332,107)
                                                                         ----------             ----------
                                                                         $5,681,209             $4,988,315
                                                                         ==========             ==========

            Note payable, bank, 7.42% interest:
               Monthly installments of principal and interest of $32,028 commencing January 1, 2000 with a final installment and entire unpaid principal balance due on June 1, 2009. Loan is collateralized by land and building.


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


See accountant's compilation report.

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                   Notes to Financial Statements (continued)
                            April 30, 2001 and 2000


(7)  Long-term debt (continued):

     Total yearly payments of long-term debt are due as follows:


                                    Note Payable           Note Payable           Note Payable
                                     bank, 7.42%            bank, 9.10%            bank, 8.66%
                                      Interest               Interest               Interest           Total
                                      --------               --------               --------           -----
           2002                      $   99,510                 84,381               262,627           446,518
           2003                         107,150                 92,389               286,294           485,833
           2004                         115,378                101,156               312,096           528,630
           2005                         124,235                110,755               247,792           482,782
           2006                         133,774                121,265                  -              255,039
           2007 - 2020                3,303,625                625,300                  -            3,928,925
                                     ----------             ----------             ---------         ---------
                                     $3,883,672             $1,135,246             1,108,809         6,127,727
                                     ==========             ==========             =========         =========

     The maximum amount available on the revolving line of credit is $15,000,000. The balances due on this line of credit were $4,035,022 and $3,665,402 for 2001 and 2000 respectively. The interest rate was .25% under the Index.

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

          On September 1, 1999, the company entered into a lease with US Bancorp for the purpose of leasing two forklifts. The lease minimum rentals are $1,189 per month for a term of 48 months. The lease expires August 1, 2003.

          On October 7, 1999, the company entered into a lease with Neopost Leasing for the purpose of leasing a postage meter. The lease minimum rentals are $687 per quarter for a term of 5 years. The lease expires February 7, 2005.

          On October 10, 1999, the company entered into a lease with US Bancorp for the purpose of leasing 50 scanners. The lease minimum rentals are $6,225 per month for a term of 36 months. The lease expires September 10, 2002.

          On November 10, 1999, the company entered into a lease with U.S. Bancorp Leasing & Financial for the purpose of leasing a floor scrubber. The lease minimum rentals are $306 per month for a term of 48 months. The lease expires October 10, 2003.

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                   Notes to Financial Statements (continued)
                            April 30, 2001 and 2000


(8)  Commitments and contingent liabilities - leases: (continued)


          On November 30, 1999, the company entered into a lease with IBM Credit Corporation for the purpose of leasing IBM maintenance. The lease minimum lease payments are $1,675 per month for a term of 36 months. The lease expires November 30, 2002.

          On November 30, 1999, the company entered into a lease with IOS Capital for the purpose of leasing related copier parts. The lease minimum rentals are $164 per month for a term of 60 months. The lease expires November 30, 2004.

          On February 15, 2000, the company entered into a lease with Chrysler Financial Company, LLC for the purpose of leasing a van. The lease minimum lease payments are $416 per month for a term of 36 months. The lease expires February 15, 2003.

          On Marcy 6, 2000, the company entered into a lease with IBM Credit Corp for the purpose of leasing computer hardware. The lease minimum rentals are $6,193 per month for a term of 36 months. The lease expires February 6, 2003.

          On March 1, 2000, the company entered into a lease with P & L Capital Corp for the purpose of leasing 11 laptop computers. The lease minimum rentals are $1,627 per month for a term of 24 months. The lease expires February 1, 2002.

          On April 27, 2000, the company entered into a lease with Chrysler Financial Company, LLC for the purpose of leasing a vehicle. The lease minimum rentals are $669 per month for a term of 36 months. The lease expires April 27, 2003.

          On October 1, 2000, the company entered into a lease with US Bancorp Leasing for the purpose of leasing five forklifts. The lease minimum rentals are $2,572 per month for a term of 60 months. The lease expires September 1, 2005.

          On January 23, 2001, the company entered into a lease with P & L Capital Corp., Inc. for the purpose of leasing three Dell laptop computers. The lease minimum rentals are $394 per month for a term of 24 months. The lease expires January 1, 2003.

          On April 17, 2001, the company entered into a lease with P & L Capital Corp., Inc. for the purpose of leasing one Dell laptop computer. The lease minimum rentals are $129 per month for a term of 24 months. The lease expires April 17, 2003.

          Minimum future obligations on operating leases in effect on April 30, 2001 are:

          Period ended April 30, 2002                 $388,780
          Period ended April 30, 2003                  221,829
          Period ended April 30, 2004                   47,030
          Period ended April 30, 2005                   34,756
          Period ended April 30, 2006                   12,858
                                                      --------
                                                      $705,253
                                                      ========

                    PROFESSIONAL VETERINARY PRODUCTS, LTD.
                   Notes to Financial Statements (continued)
                            April 30, 2001 and 2000


(9)  Transactions between Board of Directors, key employees and the company.


          Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended April 30 as follows:

                                                         2001          2000
                                                         ----          ----
               Members of the Board of Directors      $1,930,052    $2,425,372
               Key employees                               2,154         9,063
                                                      ----------    ----------
                                                      $1,932,206    $2,434,435
                                                      ==========    ==========

(10) Profit-sharing and 401-K retirement plans:

          The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $0 for the period ended April 30, 2001 and 2000.

          The Company also provides a contributory 401-K retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 15% employee contribution with a 3% contribution. The total provision to the plan was $103,013 and $88,816 for the period ended April 30, 2001 and 2000, respectively.

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

     Net cash used by operating activities of $3,080,781 for period ending April 30, 2000 was primarily attributable to an increase of $3,430,812 in accounts receivable and $25,655,392 in inventories. These were partially offset by an increase of $26,381,319 in accounts payable. Net cash provided by operating activities of $4,041,777 for period ending April 30, 2001 was primarily attributable to an increase of $9,902,085 in inventories. These were partially offset by an increase of $13,114,596 in accounts payable and a decrease of $1,613,986 in accounts receivable.

     Net cash used by investing activities of $5,010,425 for period ending April, 30 2000 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $239,994 for period ending April 30, 2001 was primarily attributable to investments in property and equipment.

     Net cash provided by financing activities of $4,987,003 period ending April 30, 2000 was primarily attributable to increases of $4,572,586 in loan proceeds and $414,417 from net proceeds from issuance of common stock. Net cash used by financing activities of $4,162,885 for period ending April 30, 2001 was primarily attributable to reduction of $4,486,885 in loan proceeds and $324,000 from net proceeds from issuance of common stock.

RESULTS OF OPERATIONS

     Total revenues for the period ending April 30, 2001 increased by 19.5% or $24.2 million. Total revenues for the period totaled $148.2 million compared to $124.0 million for the same period the previous year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the period 108 veterinary practices became shareholders of the Company. On April 30, 2001 there were 1,489 shareholders of the Company.

     Gross profit for the period ending April 30, 2001 increased by $1.0 million to $12.3 million compared to $11.3 million for the same period the previous year. Gross profit as a percentage of total revenues was 8.3% in the period compared to 9.1% in the same period the previous year.

     Operating, general and administrative expenses for the period ending April 30, 2001 increased by $0.9 million to $11.4 million in the period compared to $10.5 million for the same period the previous year. Such operating, general and administrative expenses as a percentage of total revenues for the period was 7.7% vs. 8.5% in the same period the previous year.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .725 percentage points (a 10% change from the interest rate as of April, 30, 2001), assuming no change in the Company's outstanding balance under the line of credit (approximately $4,035,022 as of April 30, 2001), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $29,254.

                                    PART II
                               OTHER INFORMATION


ITEM 1:   LEGAL PROCEEDINGS

     The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

     d) Use of Proceeds: On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. Through April 30, 2001, 301 shares of common stock have been sold for an aggregate offering price of $903,000.

     There have been no changes since the last reporting period in the amount or payment of the expenses incurred in connection with the issuance and distribution of our common stock. Accordingly, a total reasonable estimate of
the amount of expenses is $127,053.56.   The net offering proceeds to the
Company after deducting the total expenses are $776,247.44 as of April 30, 2001.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

               None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               None.

ITEM 5:   OTHER INFORMATION

               None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

               None.

          (b)  REPORTS ON FORM 8-K

               The Company filed no current reports on Form 8-K during the quarter ended April 30, 2001.

                                  SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     Date: June 14, 2001            By: /s/ Dr. Lionel L. Reilly, President
                                        -----------------------------------