Form 10-K405
period 2001-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2001-10-29
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended July 31, 2001; or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ________ to ________.

                        Commission file number: 000-26326

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
             (Exact name of Registrant as specified in its charter)

          Nebraska                          5047                  37-1119387
(State or other jurisdiction of  Primary Standard Industrial    (IRS Employer
Incorporation or organization)  Classification Code Number)  Identification No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.   [X]

     As of September 30, 2001, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $4,644,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2001, 1,548 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant's 2001 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2001 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          INDEX TO 10-K FOR THE ANNUAL
                           PERIOD ENDED JULY 31, 2001

PART I
         ITEM 1.     BUSINESS.....................................................................          1

         ITEM 2.     PROPERTIES ..................................................................          4

         ITEM 3.     LEGAL PROCEEDINGS ...........................................................          4

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .........................          4

PART II
         ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .......          4

         ITEM 6.     SELECTED FINANCIAL DATA .....................................................          5

         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATION ...................................................................          6

         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................          9

         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .................................          9

         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE ......          9

PART III
         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ..............................          9

         ITEM 11.    EXECUTIVE COMPENSATION ......................................................         10

         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ..............         10

         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ..............................         10

  PART IV
         ITEM 14.    FINANCIAL STATEMENT SCHEDULES ...............................................         10

                     EXHIBITS AND REPORTS ON FORM 8-K ............................................       II-1

         SIGNATURES ..............................................................................       II-2

                                     PART I
                                     ------

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

         As of July 31, 2001, the Company had 1,534 shareholder veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the South. No shareholder/customer represented more than 1% of the Company's total revenues during the past fiscal year.

         Due to the geographical location of the majority of its shareholders, nearly 65% of the Company's gross sales are related to products used for the treatment and/or prevention of diseases in food animals. The balance of product sales are for the treatment and/or prevention of diseases in companion animals and equine.

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

         The Company has two direct subsidiaries: Exact Logistics, LLC and ProConn, LLC. Exact Logistics, LLC was organized in the State of Nebraska on December 6, 2000. The limited liability company is a single member entity and is 100% owned by the Company. The purpose of Exact Logistics, LLC is to act as a contract logistics partner to warehouse and ship products.

         ProConn, LLC was organized in the State of Nebraska on December 6, 2000. The limited liability company is a single member entity and is 100% owned by the Company. The purpose of ProConn, LLC is to act as a supplier of animal health products to the producer and/or consumer.

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

         The U.S. animal health manufacturer sales of biologicals, pharmaceuticals, insecticides and other packaged goods was over $4.1 billion for 2000. This segment of business in which the Company participates is intended to meet the product and supply needs of the private clinical practice.

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

         The companion animal market is experiencing considerable growth. Several new therapeutic and preventative products have contributed to most of this increased sales volume. Nutraceuticals (nutritional pharmaceuticals) have an increasing presence in the companion animal market. During the past five years companion animal product sales have grown to nearly 50% of the total U.S. market.

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

Employees

         As of September 30, 2001 the Company had 204 employees. The Company is not subject to any collective bargaining agreements and has not experienced any work stoppages. The Company considers its relationship with its employees to be good.

ITEM 2.           PROPERTIES

         The Company owns its building, which contains nearly 100,000 square feet of open warehouse space and 30,000 square feet of finished office area. The building is a facility the Company constructed and completed in late 1999 and is located on 9.6 acres of land in a newly developed industrial subdivision of Omaha, Nebraska. The latest in technology was incorporated into the design of the new facility to maximize distribution efficiencies. The building is subject to a first and second mortgage held by US Bank.

ITEM 3.           LEGAL PROCEEDINGS

         The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the quarter ended July 31, 2001.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         There is no established public trading market for the Company's common stock. Ownership of the Company's stock is limited to licensed, practicing veterinarians (or businesses comprised of veterinarians such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold or transferred, except back to the Company at the same $3,000 price. On July 31, 2001, there were 1,534 record holders of the Company's common stock.

         The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company's business and therefore does not currently anticipate paying cash dividends in the foreseeable future.

ITEM 6.           SELECTED FINANCIAL DATA

         The historical selected financial data set forth below for the five years ended July 31, 2001 are derived from the Company's Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The financial data for the period ended July 31, 2001 is consolidated and includes accounts of Exact Logistics, LLC and ProConn, LLC from December 6, 2000, the date the Company became the sole member of Exact Logistics, LLC and ProConn, LLC.

                                                       Fiscal Years

Stated in Dollars                                      1997              1998              1999              2000              2001
Statement of Data
Revenues ....................................  $ 80,938,835        94,245,375       122,253,200       178,547,153       199,340,661
Cost of goods sold ..........................    73,701,533        85,261,574       111,875,873       161,934,175       181,660,419
Gross profit ................................     7,237,302         8,983,801        10,377,327        16,612,978        17,680,242
Operating, general and
administrative expenses .....................     7,077,385         8,725,912        10,366,843        15,202,927        16,360,464
Operating income ............................       159,917           257,889            10,484         1,410,051         1,319,778
Other income ................................       125,256           161,205           486,355           372,795           504,436
Other expenses ..............................      (208,407)         (244,111)          263,198           905,880         1,008,638
Income before income taxes ..................        76,766           174,983           233,641           876,966           815,576
Income taxes ................................        30,736            73,440            92,907           320,367           306,892
                                               ------------      ------------      ------------      ------------      ------------
Net income ..................................  $     46,030           101,543           140,734           556,599           508,684
                                               ============      ============      ============      ============      ============
Net income per share:
Basic earnings per share ....................  $      47.65             96.89            118.46            403.04            331.61
                                               ============      ============      ============      ============      ============
Basic common shares
outstanding used in the
calculation .................................           966             1,048             1,188             1,381             1,534

Supplemental Operating Data
Net cash provided by (used in)
operating activities ........................  ($   647,441)       (2,115,978)        1,863,413        (5,691,783)        5,218,803
Net cash provided by (used in)
investing activities ........................      (194,181)         (442,604)       (1,033,443)       (6,676,998)         (287,106)
Net cash provided by (used in)
financing activities ........................       721,767         1,317,233         1,372,564        10,877,188        (3,875,962)

Balance Sheet Data
Working capital .............................  $  2,456,944         2,698,906         1,052,710         1,975,467         2,776,630
Total Assets ................................    14,175,862        20,007,753        28,358,152        59,700,070        50,982,051
Total long-term obligations .................     1,301,609         1,225,089                 0         6,013,631         5,565,035
**Total short-term borrowings ...............     1,062,985         3,285,273         4,413,238         8,216,400         4,293,713
Shareholder equity ..........................     3,542,947         3,891,490         4,453,224         5,588,823         6,556,507

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

         The Company's sales have increased from $62.6 million in fiscal year 1995 to $195.9 million in fiscal year 2001, and the Company expects this trend of increases in sales to continue. The Company will continue our strategy of supporting the food animal veterinarian with a broad range of products and value-added services. However, sales in the food animal sector are subject to very low margins. In view of the increasing maturity of the food animal market the Company must continue to look for future growth in the companion animal sector.

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

New Subsidiaries

         On December 6, 2000 the Company became the sole member of Exact Logistics, LLC, a Nebraska limited liability company, and ProConn, LLC, a Nebraska limited liability company. Both limited liability companies are single member entities and are 100% owned by the Company. The purpose of Exact Logistics, LLC is to act as a contract logistics partner to warehouse and ship products. The purpose of ProConn, LLC is to act as a supplier of animal health products to the producer and/or consumer.

Results of Operations

         The following discussion is based upon the historical results of operation for fiscal 1999, 2000 and 2001.

Fiscal 1999 Compared to Fiscal 1998:
-----------------------------------

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

Fiscal 2000 Compared to Fiscal 1999:
-----------------------------------

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

Fiscal 2000 Compared to Fiscal 2001:
-----------------------------------

         Net revenues for the fiscal year ending July 31, 2001 increased by 11.6% or $20.8 million. Revenues for the 2001 fiscal year totaled $199.3 million compared to $178.5 million for the previous fiscal year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the year 153 veterinary practices became shareholders of the Company. On July 31, 2001 there were 1,534 shareholders of the Company.

         Gross profit increased by $1.1 million to $17.7 million compared to $16.6 million for the previous fiscal year. Gross profit as a percentage of total revenues was 8.9% in fiscal 2001 compared to 9.3% in fiscal 2000.

         Operating, general and administrative expenses increased by $1.2 million to $16.4 million in fiscal year 2001 compared to $15.2 million for the previous year. Such operating, general and administrative expenses as a percentage of total revenues fiscal 2001 was 8.2% vs. 8.5% in fiscal 2000.

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

Liquidity and Capital Resources

         The Company's capital requirements relate primarily to working capital, the expansion of our operations to accommodate sales growth. The Company maintains significant inventory levels to fulfill its operating commitment to its customers. Historically, the Company has financed our cash requirements primarily from short-term bank borrowings and cash from operations.

         Net cash used by operating activities of $2,115,978 in fiscal year ending July 1998 was primarily attributable to increases of $1,493,853 in accounts receivable and $4,473,791 in inventories. These were partially offset by an increase of $2,594,480 in accounts payable. Net cash provided by operating activities of $1,863,413 in fiscal year ending July 1999 was primarily attributable to an increase of $6,631,793 in accounts receivable. It was partially offset by increases of $418,081 in inventories and $7,736,556 in accounts payable. In the fiscal year ending July 2000, net cash used by operating activities of $5,691,783 was primarily attributable to increases of $10,430,441 in accounts receivable and $15,839,475 in inventories. These were partially offset by an increase of $19,058,909 in accounts payable. For the fiscal year ending July 2001, net cash used by operating activities of $5,218,803 was primarily attributable to decreases of $3,129,815 in accounts receivable and $6,084,384 in inventories. These were partially offset by a decrease of $4,751,004 in accounts payable.

         In the fiscal year ending July 1998, net cash used by investing activities of $442,604 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $1,033,443 in fiscal year ending July 1999 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $6,676,998 in fiscal year ending July 2000 was primarily attributable to investments in property and equipment. Net cash used by investing activities of

$287,106 in fiscal year ending July 2001 was primarily attributable to investments in property and equipment.

         Net cash provided by financing activities of $1,317,233 in fiscal year ending July 1998 was primarily attributable to increases of $1,035,913 in loan proceeds and $281,320 from net proceeds from issuance of common stock. Net cash provided by financing activities of $1,372,564 in fiscal year ending July 1999 was primarily attributable to increases of $1,012,731 in loan proceeds and $359,833 from net proceeds from issuance of common stock. In the fiscal year ending July 2000, net cash provided by financing activities of $10,877,188 was primarily attributable to increases of $10,236,396 in loan proceeds and $640,792 from net proceeds from issuance of common stock. In the fiscal year ending July 2001, net cash used by financing activities of $3,875,962 was primarily attributable to a decrease of $4,334,962 in loan proceeds and an increase of $459,000 from net proceeds from issuance of common stock.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

         The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .650 percentage points (a 10% change from the interest rate as of July, 31, 2001), assuming no change in the Company's outstanding balance under the line of credit (approximately $4,293,713 as of July 31, 2001), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $27,909.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K" for the Company's Financial Statements, and the notes thereto, Supplementary Data, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There has been no current report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III
                                    --------

         Incorporated by reference in Items 10 to 13 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after July 31, 2001.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Proposal: Election of Directors", "Information About Directors and Executive Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2001.

ITEM 11.          EXECUTIVE COMPENSATION

         Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled "Information About Directors and Executive Officers --Executive Compensation", of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2001.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No stockholder of the Company is a beneficial owner of more than five percent of the Company's common stock.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the "Information About Directors and Executive Officers--Certain Transactions" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2001.

                                     PART IV
                                     -------

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)     (1)     The following financial statements are filed as part of this report:

                Independent Auditor's Reports ...........................................  F-1
                Consolidating Balance Sheet at July 31, 2001 and Consolidated
                       Balance Sheet at July 31, 2000 ...................................  F-3
                Consolidating Statements of Income at July 31, 2001, Consolidated
                       Statements of Income at July 31, 2000 and Statements of
                       Income at July 31, 1999 ..........................................  F-4
                Consolidating Statements of Retained Earnings at July 31, 2001,
                       Consolidated Statements of Retained Earnings at July 31, 2000
                       Statements of Retained Earnings at July 31, 1999 .................  F-5
                Consolidating Statements of Cash Flow at July 31, 2001, Consolidated
                       Statements of Cash Flow at July 31, 2000 and Statements of
                       Cash Flow and July 31, 1999 ......................................  F-6
                Notes to Financial Statements ...........................................  F-7
                Schedule of Operating, General and Administrative
                       Expenses .........................................................  F-14

                          MARVIN E. JEWELL & CO., P.C.
                     Certified Public Accountants Letterhead


                          Independent Auditor's Report
                          ----------------------------


To the Board of Directors
        Professional Veterinary Products, Ltd.
               Omaha, Nebraska


     We have audited the accompanying consolidating balance sheets of Professional Veterinary Products, Ltd., a Nebraska corporation, and subsidiaries as of July 31, 2001, and the related consolidating statements of income, retained earnings, cash flows and accompanying schedule for the year then ended. We have also audited the consolidated balance sheet of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2000, and the related consolidated statements of income, retained earnings, cash flows and accompanying schedule for the year then ended. These consolidating and consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the July 31, 2001 consolidating financial statements referred to above present fairly, in all material respects, the individual and consolidated financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the July 31, 2000 consolidated financial statements referred to above present fairly, in all material respects, the individual and consolidated financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2000 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                              /s/ Marvin E. Jewell & Co., P.C.


Lincoln, Nebraska
September 5, 2001

                          MARVIN E. JEWELL & CO., P.C.
                     Certified Public Accountants Letterhead

                          Independent Auditor's Report
                          ----------------------------


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



                                     /s/ Marvin E. Jewell & Co., P.C.


Lincoln, Nebraska
September 20, 2000

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Consolidating Balance Sheet - July 31, 2001
                   Consolidated Balance Sheet - July 31, 2000

                                                                        2001            2000
                                                                        ----            ----
Assets
------
Current assets:
   Cash ..................................................          $    656,821    $          -
   Accounts receivable, trade, less allowance for
         doubtful accounts (0) ...........................            23,140,929      26,749,894
   Accounts receivable, rebate ...........................            (4,867,670)     (6,114,343)
   Accounts receivable, stock ............................               114,876          77,709
   Accounts receivable, other ............................               128,427         933,116
   Prepaid income taxes ..................................               121,433             -
   Inventory .............................................            22,342,323      28,426,707
                                                                    ------------    ------------
          Total current assets ...........................            41,637,139      50,073,083
                                                                    ------------    ------------
Property and equipment ...................................             8,916,402       8,640,410
   Less accumulated depreciation .........................             1,433,156         896,198
                                                                    ------------    ------------
                                                                       7,483,246       7,744,212
                                                                    ------------    ------------
Other assets:
   Organization expense less accumulated amortization
             $60,556 (2001), $45,444 (2000) ..............               166,242         181,354
    Loan origination fee less accumulated amortization
              $4,833 (2001), $2,833 (2000) ...............                15,167          17,167
    Trademark, less accumulated
          amortization $972 (2001), $639 (2000) ..........                 4,028           4,361
     Investments .........................................             1,643,850       1,643,850
     Cash value life insurance ...........................                32,379          30,077
     Deferred income tax asset ...........................                     -           5,966
                                                                    ------------    ------------
                                                                       1,861,666       1,882,775
                                                                    ------------    ------------
                                                                    $ 50,982,051    $ 59,700,070
                                                                    ============    ============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Bank overdraft .......................................                     -         398,914
    Notes payable, bank ..................................             4,293,713       8,216,400
    Current portion of long-term debt ....................               455,924         419,603
    Accounts payable, trade ..............................            32,484,688      37,235,692
    Accrued interest .....................................                64,505         110,611
    Accrued expenses .....................................               585,224         525,505
    Accrued wages ........................................               541,289         611,097
    Accrued profit-sharing ...............................               341,207         347,861
    Accrued income taxes .................................                     -         231,933
    Deferred income tax liability ........................                93,959               -
                                                                    ------------    ------------
          Total current liabilities ......................            38,860,509      48,097,616
                                                                    ------------    ------------

Long-term debt ...........................................             5,565,035       6,013,631
                                                                    ------------    ------------
Stockholders' equity:
   Common stock, $1 par value per share. Authorized 30,000
       shares; issued and outstanding 1,534 shares (2001),
        1,381 shares (2000) ..............................                 1,534           1,381
   Paid-in capital .......................................             4,529,466       4,070,619
   Retained earnings .....................................             2,025,507       1,516,823
                                                                    ------------    ------------
                                                                       6,556,507       5,588,823
                                                                    ------------    ------------
                                                                    $ 50,982,051      59,700,070
                                                                    ============    ============

         See accompanying notes to financial statements and independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
               Consolidating Statements of Income - July 31, 2001
                Consolidated Statements of Income - July 31, 2000
                      Statements of Income - July 31, 1999

                                                                    Amount                                  Percent
                                                                    ------                                  -------
                                                2001               2000              1999           2001         2000        1999
                                                ----               ----              ----           ----         ----        ----
Revenues:
   Gross sales ........................     $ 200,841,804        180,905,421        123,649,623      100.75      101.32      101.14
   Less Rebate ........................        (4,867,670)        (6,114,343)        (4,889,037)      (2.44)      (3.42)      (4.00)
                                            -------------      -------------      -------------     -------     -------     -------
   Net Sales ..........................       195,974,134        174,791,078        118,760,595       98.31       97.90       97.14
   Shipping ...........................           168,747            119,373            101,435         .08         .07         .08
   Commissions ........................         1,332,578          1,325,276          1,630,808         .67         .74        1.33
   Sales promotion ....................         1,817,234          2,272,181          1,716,677         .91        1.27        1.41
   Annual meeting reimbursement .......                 -                  -             16,609           -           -         .02
   Contracted services ................             5,625                  -                  -         .01           -           -
   Miscellaneous ......................            42,343             39,245             27,076         .02         .02         .02
                                            -------------      -------------      -------------     -------     -------     -------

                                              199,340,661        178,547,153        122,253,200      100.00      100.00      100.00
                                            -------------      -------------      -------------     -------     -------     -------

Cost of sales:
   Net purchases .....................        186,486,057        168,625,655        114,061,177       93.55       94.45       93.30
   Freight out .......................          4,739,125          3,627,670          2,451,266        2.38        2.03        2.00
   Less vendor rebates ...............         (9,564,763)       (10,319,150)        (4,636,570)      (4.80)      (5.78)      (3.79)
                                            -------------      -------------      -------------     -------     -------     -------

                                              181,660,419        161,934,175        111,875,873       91.13       90.70       91.51
                                            -------------      -------------      -------------     -------     -------     -------

           Gross profit ...............        17,680,242         16,612,978         10,377,327        8.87        9.30        8.49
Operating, general and
administrative expenses
(Schedule) ............................        16,360,464         15,202,927         10,366,843        8.21        8.51        8.48
                                            -------------      -------------      -------------     -------     -------     -------

           Operating income ...........         1,319,778          1,410,051             10,484         .66         .79         .01
                                            -------------      -------------      -------------     -------     -------     -------

Other income (expense):
        Interest income ...............           504,436            372,795            249,143         .25         .21         .20
        Interest expense ..............        (1,006,078)          (862,420)          (263,198)       (.50)       (.49)       (.22)
        Gain (loss) on sale of
            property and
            equipment .................            (2,560)           (43,460)           237,212           -        (.02)        .20
                                            -------------      -------------      -------------     -------     -------     -------
                                                 (504,202)          (533,085)           223,157        (.25)       (.30)        .18
                                            -------------      -------------      -------------     -------     -------     -------

        Income before taxes ...........           815,576            876,966            233,641         .41         .49         .19

Income taxes ..........................           306,892            320,367             92,907         .15         .18         .08
                                            -------------      -------------      -------------     -------     -------     -------


          Net income ..................     $     508,684            556,599            140,734         .26         .31         .11
                                            =============      =============      =============     =======     =======     =======


         See accompanying notes to financial statements and independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES Consolidating Statements of Retained Earnings - July 31, 2001 Consolidated Statements of Retained Earnings - July 31, 2000
                 Statements of Retained Earnings - July 31, 1999

                                             2001              2000            1999
                                             ----              ----            ----
Balance at beginning of year...........  $ 1,516,823          960,224         819,490

Net income.............................      508,684          556,599         140,734
                                         -----------       ----------        --------

Balance at end of year.................  $ 2,025,507        1,516,823         960,224
                                         ===========       ==========        ========


         See accompanying notes to financial statements and independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
             Consolidating Statements of Cash Flows - July 31, 2001
              Consolidated Statements of Cash Flows - July 31, 2000
                    Statements of Cash Flows - July 31, 1999

                                                       2001                       2000                       1999
                                                       ----                       ----                       ----
Cash flows from operating activities:
  Net income.................................                  $    508,684                     556,599                    140,734
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization..........     $   562,956                     443,108                    287,814
      Gain (loss) on sale of property........           2,560                      43,460                   (237,212)
      Adjustments for working capital
        changes:
        (Increases) decrease in:
          Receivables........................       3,129,185                 (10,430,441)                (6,631,793)
          Inventories........................       6,084,384                 (15,839,475)                   418,081
          Cash value life insurance..........          (2,302)                    (30,077)                         -
          Deferred income tax................          99,925                      (5,966)                         -
      Increase (decrease) in:
          Accounts payable...................      (4,751,004)                 19,058,909                  7,736,566
          Accrued expenses...................         (62,849)                    298,074                    173,766
          Income taxes payable...............        (353,366)                    214,026                    (24,533)
                                                  -----------                ------------                ------------

          Total adjustments..................                     4,710,119                  (6,248,382)                 1,722,679
                                                               ------------                ------------                -----------

               Net cash provided (used) by
                 operating activities........                     5,218,803                  (5,691,783)                 1,863,413

Cash flows from investing activities:
  Purchase of property and equipment.........        (287,106)                 (5,292,415)                (2,762,815)
  Purchase of trademark......................                                           -                     (5,000)
  Purchase of investments....................               -                  (1,500,000)                  (143,850)
  Proceeds from sale of property.............               -                     115,417                  1,878,222
                                                  -----------                ------------                ------------

       Net cash provided (used) by
         investing activities................                      (287,106)                 (6,676,998)                (1,033,433)

Cash flows from financing activities:
  Net loan proceeds (reduction)..............      (4,334,962)                 10,236,396                  1,012,731
  Net proceeds from issuance of
     common stock............................         459,000                     640,792                    359,833
                                                  -----------                ------------               ------------


        Net cash provided (used) by
               financing activities..........                    (3,875,962)                 10,877,188                  1,372,564
                                                               ------------                ------------                -----------

  Net increase (decrease) in cash............                     1,055,735                  (1,491,593)                 2,202,534
  Cash (deficit) at beginning of year........                      (398,914)                  1,092,679                 (1,109,855)
                                                               ------------                ------------                -----------
  Cash (deficit) at end of year..............                  $    656,821                    (398,914)                 1,092,679
                                                               ============                ============                ===========

  Supplementary disclosures of cash
   flow information:
        Interest paid........................                  $  1,052,184                     774,421                    257,725
                                                               ============                ============                ===========
        Income taxes paid....................                  $    560,333                     106,162                    117,440
                                                               ============                ============                ===========

         See accompanying notes to financial statements and independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidating Financial Statements - July 31, 2001
                                       and
                Consolidated Financial Statements - July 31, 2000

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

                  Exact Logistics, LLC was organized in the State of Nebraska on December 6, 2000. The limited liability company is 100% owned by Professional Veterinary Products, Ltd. The purpose of the LLC is to act as a logistics partner to warehouse and ship products to other animal health distributors.

                  ProConn, LLC was organized in the State of Nebraska on December 6, 2000. The limited liability company is 100% owned by Professional Veterinary Products, Ltd. The purpose of the LLC is to act as a supplier of animal health products to the producer or consumer.

                  Professional Veterinary Products, Ltd., Exact Logistics, LLC and ProConn, LLC are presented as combined financial statements because they are related through common ownership and control. Their accounting policies follow generally accepted accounting principles and conform to the common practices of the industry in which they are engaged. Exact Logistics, LLC and ProConn, LLC are single member limited liability companies with Professional Veterinary Products, Ltd. as their only corporate member. They have elected to be treated as an unincorporated branch of the parent entity for financial and income tax purposes. All income taxes of the unincorporated branches are reflected and are the responsibility of the parent entity.

         Summary of significant accounting policies:

                  (a)      Basis of accounting:
                               The corporation uses the accrual method of accounting for consolidating financial statement and income tax purposes.

                  (b)      Consolidation policy:
                               These financial statements include the accounts of Professional Veterinary Products, Ltd. and its single-member limited liability companies Exact Logistics, LLC and ProConn, LLC. All material intercompany accounts and transactions have been eliminated.

                  (c)      Concentration of cash balances:
                               The Company's cash funds are located in a single financial institution. The amount on deposit at July 31, 2001 and 2000 exceeded the $100,000 federally insured limit.

                  (d)      Accounts receivable:
                               Management considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required.

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidating Financial Statements - July 31, 2001
                                       and
          Consolidated Financial Statements - July 31, 2000 (continued)

(1)      Summary of significant accounting policies (continued):

                  (e)      Inventory:
                               Inventory is valued at the lower of cost or market on the first-in, first-out basis.

                  (f)      Property and equipment depreciation:
                               Property and equipment are stated at cost. Major additions are capitalized and depreciated over their estimated useful lives. For financial reporting purposes, the Company uses the straight-line method and for income tax purposes, the Company uses the accelerated depreciation method.

                  (g)      Cash and cash equivalents:
                               The corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

                  (h)      Amortization:
                               Organizational costs are being amortized over sixty months on a straight-line basis.

                               Financing costs are being amortized over the term of the note on a straight-line basis. This amortization is included in interest expense in the income statement.

                               The intangible costs are being amortized over fifteen years on a straight-line basis.

                  (i)      Use of estimates:
                               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                  (j)      Income taxes:
                             Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences related primarily to depreciable assets (use of difference depreciation methods and lives for financial statement and income tax purposes), and Uniform Capitalization Rules Code Sec. 263A (capitalization of direct and indirect costs associated with resale activities). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are available to offset future taxable income.

                             Exact Logistics, LLC and ProConn, LLC are single member limited liability companies with Professional Veterinary Products, Ltd. as their only corporate member. They have elected to be treated as an unincorporated branch of the parent entity for income tax purposes. All income taxes of the unincorporated branches are reflected and are the responsibility of the parent entity.

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidating Financial Statements - July 31, 2001
                                       and
          Consolidated Financial Statements - July 31, 2000 (continued)

(2)      For the fiscal year ended July 31, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $4,867,670 (2001), $6,114,343 (2000).

(3)      Property and equipment:

                                                                        Book Value
                                                  Accumulated           ----------
                                       Cost      Depreciation        2001        2000
                                       ----      ------------        ----        ----
                Land ...........  $   953,780               -       953,780      953,780
                Buildings ......    4,715,527         196,064     4,519,463    4,637,352
                Equipment ......    3,247,095       1,237,092     2,010,003    2,153,080
                                    ---------       ---------     ---------    ---------
                                  $ 8,916,402       1,433,156     7,483,246    7,744,212
                                  ===========       =========     =========    =========

(4)      Investments - Non Marketable:

              The Company has invested in AAHA Services Corp., of which they own 20%. The remaining 80% is owned by American Animal Hospital Association (AAHA). AAHA operates AAHA Services Corp. without regard to the views of Professional Veterinary Products, Ltd. The investment is, therefore, carried at cost.

              The Company has invested in Agri-Laboratories, Ltd., of which they own less than 5%. The investment is carried at cost.


                                                                       2001        2000
                                                                       ----        ----
                     Investment in AAHA Services Corp .........   $ 1,500,000    1,500,000
                     Investment in Agri-Laboratories, Ltd .....       143,850      143,850
                                                                  -----------    ---------
                                                                  $ 1,643,850      143,850
                                                                  ===========    =========

(5)      Cash Surrender value of life insurance:

              The Company owns insurance policies on the Chief Executive Officer. The total face value of the policies on the life of the Chief Executive Officer was $ 375,000 at July 31, 2001.

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidating Financial Statements - July 31, 2001
                                       and
          Consolidated Financial Statements - July 31, 2000 (continued)

(6)      Income taxes:

              The company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at July 31 are as follows (computed at the statutory rate 34%):

                                                                                 2001         2000
                                                                                 ----         ----
                 Noncurrent deferred tax asset -
                      Inventory overhead costs
                        capitalized for tax purposes .....................   $  37,400        47,600

                 Noncurrent deferred tax liability -
                   Accumulated depreciation ..............................    (131,359)      (41,634)
                                                                             ---------       -------

                 Net noncurrent deferred tax asset
                   per financials ........................................     (93,959)        5,966

                 Prior year deferred tax asset (liability) ...............       5,966             -
                                                                             ---------       -------

                 Deferred tax expense ....................................      99,925        (5,966)

                 Taxes currently payable .................................     255,503       326,333
                                                                             ---------       -------
                 Income tax provision per financials .....................   $ 355,428       320,367
                                                                             ---------       -------

(7)      Long-term debt:

                                                                        2001            2000
                                                                        ----            ----
                Note payable, bank, 7.42% interest ..............    $3,860,284       3,950,442
                Note payable, bank, 9.10% interest ..............     1,115,150       1,192,534
                Note payable, bank, 8.66% interest ..............     1,045,525       1,290,258
                                                                      ---------       ---------
                                                                      6,020,959       6,433,234
                Less current portion due within one year ........      (455,924)       (419,603)
                                                                      ---------       ---------
                                                                     $5,565,035       6,013,631
                                                                     ===========      =========

                Note payable, bank, 7.42% interest:

                    Monthly installments of principal and interest of $32,028 commencing January 1, 2000 with a final installment and entire unpaid principal balance due on June 1, 2009. Loan is collateralized by land and building.

                Note payable, bank, 9.10% interest:

                    Monthly installments of principal and interest of $15,352 commencing July 1, 2000 with a final installment and entire unpaid principal balance due on May 1, 2010. Loan is collateralized by land and building.

                Note payable, bank, 8.66% interest:

                    Monthly installments of principal and interest of $29,032 commencing February 1, 2000 with a final installment and entire unpaid principal balance due on January 1, 2005. Loan is collateralized by all business assets.

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidating Financial Statements - July 31, 2001
                                       and
          Consolidated Financial Statements - July 31, 2000 (continued)


(7)  Long-term debt (continued):

     Total yearly payments of long-term debt are due as follows:

                              Note Payable    Note Payable    Note Payable
                               bank, 7.42%     bank, 9.10%     bank, 8.66%
                                Interest        Interest        Interest       Total
                                --------        --------        --------       -----
          2002...........      $  101,306         86,288         268,330       455,924
          2003...........         109,084         94,477         292,512       496,073
          2004...........         117,459        103,442         318,873       539,774
          2005...........         126,477        113,258         165,810       405,545
          2006...........         136,188        124,005               -       260,193
          2007 - 2020....       3,269,770        593,680               -     3,863,450
                               ----------      ---------       ---------     ---------
                               $3,860,284      1,115,150       1,045,525     6,020,959
                               ==========      =========       =========     =========

     The maximum amount available on the revolving line of credit is $15,000,000. The balances due on this line of credit were $4,293,713 and $8,216,400 for 2001 and 2000 respectively. The interest rate as of July 31 was 6.50% (2001) and 9.25% (2000), or .25% under the Index.

     All the above loan agreements are with US Bank. These loans are collateralized by substantially all of the assets of the Company.

     These loans agreements contain certain covenants to related financial ratios. Covenants relating interest bearing debt to tangible net worth were waived by the bank for July 31, 2000. The covenants were met for July 31, 2001.

(8)  Commitments and contingent liabilities - leases:

       On February 18, 1998, the company entered into a lease with Nebraska Leasing Services, Inc. for the purpose of leasing a truck. The lease minimum rentals were $451 per month for a term of 36 months with a final rental installment of $12,000. The lease expired January 18, 2001.

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

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidating Financial Statements - July 31, 2001
                                       and
          Consolidated Financial Statements - July 31, 2000 (continued)


(8)  Commitments and contingent liabilities - leases: (continued)

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

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidating Financial Statements - July 31, 2001
                                       and
          Consolidated Financial Statements - July 31, 2000 (continued)


(8)  Commitments and contingent liabilities - leases: (continued)

       Minimum future obligations on operating leases in effect on July 31, 2001 are:

          Period ended July 31, 2002 ...........     $384,470
          Period ended July 31, 2003 ...........      146,140
          Period ended July 31, 2004 ...........       38,935
          Period ended July 31, 2005 ...........       33,577
          Period ended July 31, 2006 ...........        5,143
                                                     --------
                                                     $608,265
                                                     ========

(9)  Transactions between Board of Directors, key employees and the company.

       Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended July 31 as follows:

                                                            2001         2000
                                                            ----         ----
               Members of the Board of Directors .....   $2,856,581   3,237,383
               Key employees .........................        2,505       9,172
                                                         ----------   ---------
                                                         $2,859,086   3,246,555
                                                         ==========   =========

(10) Profit-sharing and 401-K retirement plans:

       The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $341,207 for 2001 and $347,861 for 2000.

       The Company also provides a contributory 401-K retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 15% employee contribution with a 3% contribution. The total provision to the plan was $142,227 and $114,593 for the period ended July 31, 2001 and 2000, respectively.

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES Consolidating Schedule of Operating, General and Administrative
                            Expenses - July 31, 2001
 Consolidated Schedule of Operating, General and Administrative
                            Expenses - July 31, 2000
   Schedule of Operating, General and Administrative Expenses - July 31, 1999

                                                   Amount                                          Percent
                                                   ------                                          -------
                                             Years Ended July 31,                            Years Ended July 31,
                                             -------------------                             -------------------
                                 2001                2000                1999            2001       2000         1999
                                 ----                ----                ----            ----       ----         ----
Salaries ...................        7,416,707          6,646,651           4,745,347        3.72       3.72      3.88
Directors' fees ............           53,375             47,750              34,250         .03        .03       .03
Annual meeting .............                -             13,980              44,940           -        .01       .04
Convention and seminars.....          124,193             84,293              89,557         .06        .05       .07
Insurance ..................          753,353            554,694             393,077         .38        .31       .32
Life Insurance .............           21,356             12,065              15,681         .01        .01       .01
Office supplies and
   expense..................          597,630            835,752             325,345         .30        .47       .27
Operating supplies .........        1,093,316          1,126,498             815,023         .55        .63       .67
Equipment rent .............          387,699            356,213             234,983         .19        .20       .19
Telephone ..................          213,978            285,714             212,562         .11        .16       .17
Utilities ..................          105,964             91,524              50,988         .05        .05       .04
Accounting fees ............           48,170             43,451              33,330         .02        .02       .03
Legal fees .................          110,363            100,089              94,326         .06        .06       .08
Taxes, payroll .............          540,211            437,242             316,736         .27        .24       .26
Taxes, general .............          235,051            150,433              51,397         .12        .08       .04
Repairs and maintenance ....          143,369            373,436             252,345         .07        .21       .21
Depreciation ...............          545,509            425,653             269,760         .27        .24       .22
Amortization ...............           15,447             15,453              15,440         .01        .01       .01
Contract labor .............          114,379            125,237              23,515         .06        .07       .02
Advertising ................            9,414              9,050               5,754           -        .01       .01
Postage ....................           96,660             71,671              71,671         .05        .04       .04
Travel and promotion .......          498,346            393,054             347,062         .25        .22       .28
Dues and subscriptions......           22,147             41,377              26,014         .01        .02       .02
Profit sharing and
pension contribution .......          483,434            462,454             330,887         .24        .26       .27
Sales promotion.............        1,374,787          1,522,922             993,836         .69        .85       .81
Bank fees ..................          909,248            587,184             402,980         .46        .33       .33
Equipment maintenance ......          100,566            217,533              52,227         .05        .11       .04
Bad debts ..................           14,172             14,586               3,784         .01        .01       .01
Miscellaneous ..............          331,620            156,968             134,352         .17        .09       .11
                                 ------------        -----------          ----------      ------     ------    ------
                                 $ 16,360,464         15,202,927          10,366,843        8.21       8.51      8.48
                                 ============        ===========          ==========      ======     ======    ======

See accompanying notes to financial statements and independent auditor's report.

(a)      (3)      Exhibits

                  Regulation S-K                  Document
                  Exhibit Number

                     3.1           Articles of Incorporation of Professional
                                   Veterinary Products, Ltd. (1)
                     3.2           Bylaws of Professional Veterinary Products,
                                   Ltd. (1)
                     4.1           Certificate of Professional Veterinary
                                   Products, Ltd. (1)
                     4.2           Article V of the Articles of Incorporation
                                   of Professional Veterinary Products, Ltd.,
                                   which defines the rights of holders of the
                                   securities being registered (1)
                     4.3           Article II of the Bylaws of Professional
                                   Veterinary Products, Ltd., which defines the
                                   rights of holders of the securities being
                                   registered (1)
                     5.1           Form of Opinion of Baird, Holm, McEachen,
                                   Pedersen, Hamann & Strasheim (2)
                    10.1           Warranty Deed for real estate at 10100 J
                                   Street, Omaha, Nebraska from Professional
                                   Veterinary Products, Ltd. to Duane E. and
                                   Barbara G. Miller (1)
                    10.2           Warranty Deed for real estate at 10077 South
                                   134/th/ Street, Omaha, Nebraska from Hilltop
                                   Industrial Park to Professional Veterinary
                                   Products, Ltd. (1).
                    10.3           Lease of building located at 10100 J Street,
                                   Omaha, Nebraska between Professional
                                   Veterinary Products, Ltd. and Duane E. and
                                   Barbara G. Miller (1).
                    10.4           Construction Agreement for building at 10077
                                   South 134/th/ Street, Omaha, Nebraska between
                                   Professional Veterinary Products, Ltd. and
                                   Mudra Construction, Ltd. (1).
                    10.5           Sales Agency Agreement between Professional
                                   Veterinary Products, Ltd. and Bayer
                                   Corporation (1).*
                    10.6           Sales Agency Agreement between Professional
                                   Veterinary Products, Ltd. and Merial LLC
                                   (1).*
                    10.7           Select Distributors Marketing Agreement
                                   between Professional Veterinary Products,
                                   Ltd. and the Animal Health Group of Pfizer,
                                   Inc. (1).*
                    10.8           Supply and Distribution Agreement between
                                   Professional Veterinary Products, Ltd. and
                                   Schering-Plough Animal Health Corporation
                                   (1).*
                    10.9           Distributor Agreement between Professional
                                   Veterinary Products, Ltd. and The Upjohn
                                   Company (1).*
                   10.10           Distribution Agreement between Professional
                                   Veterinary Products, Ltd. and Fort Dodge
                                   Animal Health (1).
                   10.11           Purchase and Sale Agreement between
                                   Professional Veterinary Products, Ltd., AAHA
                                   Services Corporation and American Animal
                                   Hospital Association (3).
                    11.1           Statement re Computation of Per Share
                                   Earnings (4).
                    12.1           Statement re Computation of Ratios (4).
                    15.1           Letter re Unaudited Interim Financial
                                   Information (1).
                      21           Subsidiaries (4).
                    23.1           Consent of Marvin E. Jewell & Co., P.C. (4).
                    23.2           Form of consent of Baird, Holm, McEachen,
                                   Pedersen, Hamann & Strasheim (1).
                    24.1           Power of Attorney executed by Michael
                                   Whitehair (4).
                    24.2           Power of Attorney executed by Chester L.
                                   Rawson (4).
                    24.3           Power of Attorney executed by Amy Lynne
                                   Hinton (4).
                    24.4           Power of Attorney executed by Kenneth Liska
                                   (4).
                    24.5           Power of Attorney executed by Wayne
                                   Rychnovsky (4).

                      24.6    Power of Attorney executed by Raymond Ebert II
                              (4).
                      24.7    Power of Attorney executed by Mark Basinger (4).
                      24.8    Power of Attorney executed by Fred Garrison (4).
                      27.1    Financial Data Schedule (4).
                      99.1 No Action letter issued by Securities and Exchange Commission on July 12, 1996 (1).

         (1) Previously filed as exhibits to the Form S-1 Registration Statement filed on September 7, 1999.
         (2) Previously filed as exhibits to the Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed on October 19, 1999.
         (3) Previously filed as exhibits to the Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.
         (4)   Filed herewith.
         (*) Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

              All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)       Reports of Form 8-K
          -------------------

          No reports on Form 8-K were filed during the fourth quarter.

                                   SIGNATURES

          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          Date:    October 29, 2001


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

                           Signature                    Capacity

                     /s/ LIONEL L. REILLY               President
          ----------------------------------------
                            Lionel L. Reilly

                     /s/ NEAL B. SODERQUIST             Chief Financial Officer
          ----------------------------------------

                 Neal B. Soderquist

                          *                              Director
------------------------------------------------
                 Mark A. Basinger


                          *                              Director
------------------------------------------------
                 Raymond C. Ebert II


                          *                              Director
------------------------------------------------
                 Fred G. Garrison


                          *                              Director
------------------------------------------------
                 Kenneth R. Liska


                          *                              Director
------------------------------------------------
                 Wayne E. Rychnovsky


                          *                              Director
------------------------------------------------
                 Chester L. Rawson


                          *                              Director
------------------------------------------------
                 Amy Lynne Hinton


                          *                              Director
------------------------------------------------
                 Michael L. Whitehair


         *By:      /s/ LIONEL L. REILLY
              -----------------------------------------
                            Lionel L. Reilly
                            As: Attorney-in-fact