Form 10-Q
period 2001-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2001-12-17
CIK 947425

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended October 31, 2001; or

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

         Yes      |X|      No       |_|


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                Outstanding at October 31, 2001
     -----                                -------------------------------
     Common Stock, $1.00 par value                 1,546

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED OCTOBER 31, 2001

PART I    FINANCIAL INFORMATION                                           PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              Consolidating Balance Sheet at October 31, 2001 and
              Consolidated Balance Sheet at October 31, 2000
              (unaudited) .....................................................2

              Consolidating Statements of Income for the three
              months ended October 31, 2001 and Consolidated
              Statements of Income for the three months ended
              October 31, 2000 (unaudited) ....................................3

              Consolidating Statements of Retained Earnings for the
              three months ended October 31, 2001 and Consolidated
              Statements of Retained Earnings for the three months
              ended October 31, 2000 (unaudited) ..............................3

              Consolidating Statements of Cash Flow at the three months
              ended October 31, 2001 and Consolidated Statements of Cash
              Flow at the three months ended October 31, 2000 (unaudited)...   4

              Notes to Financial Statements ...................................5

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATION ...................11

     ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK ..............................................11

PART II   OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS ..............................................12

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ......................12

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................12

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............12

     ITEM 5.  OTHER INFORMATION ..............................................12

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ...............................12

              SIGNATURES .....................................................12

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS
             Consolidating Balance Sheet for the three months ended
                October 31, 2001 and Consolidated Balance Sheet
                   for the three months ended October 31, 2000
                                   (unaudited)

                                     Assets


Current assets:                                                  2001            2000
                                                                 ----            ----
  Cash                                                       $    53,980     $    28,680
  Accounts receivable, trade, less allowance
    for doubtful accounts (0)                                 27,741,185     $29,722,365
  Accounts receivable, rebate                                 (1,740,809)       (857,587)
  Accounts receivable, stock                                      54,584          57,709
  Accounts receivable, other                                      14,901         637,462
  Inventory                                                   21,280,363      23,194,286
                                                             -----------     -----------
         Total current assets                                 47,404,204      52,782,915
                                                             -----------     -----------
Property and equipment                                         8,939,577       8,666,759
  Less accumulated depreciation                                1,572,876       1,018,299
                                                             -----------     -----------
                                                               7,366,701       7,648,460
                                                             -----------     -----------
Other assets:
  Organization expense less accumulated amortization of
    $64,337 (2001), $49,223 (2000)                               162,463         177,577
  Loan origination fee less accumulated amortization of
    $5,333 (2001), $3,333 (2000)                                  14,667          16,667
  Trademark, less accumulated  amortization of
    $1,056 (2001), $727 (2000)                                     3,944           4,278
  Investments                                                  1,643,850       1,643,850
  Cash value life insurance                                       32,379          30,077
                                                             -----------     -----------

                                                               1,857,303       1,872,449
                                                             -----------     -----------

                                                             $56,628,208     $62,303,824
                                                             ===========     ===========

                      Liabilities and Stockholders' Equity

                                                                2001             2000
                                                                ----             ----
Current liabilities:
  Bank overdraft                                             $ 1,277,407     $ 1,503,645
  Notes payable, bank                                          7,958,024       5,232,460
  Current portion of long-term debt                              465,422         391,217
  Accounts payable, trade                                     33,576,030      42,708,388
  Accrued interest                                                70,208          92,211
  Accrued wages                                                  343,198         179,115
  Accrued expenses                                               175,539          78,759
  Accrued income taxes                                           138,040         181,796
  Deferred income tax liability                                  101,910          14,417
                                                             -----------     -----------
        Total current liabilities                             44,105,778      50,367,591
                                                             -----------     -----------
Long-term debt                                                 5,447,813       5,943,283
                                                             -----------     -----------
Stockholders' equity:
  Common stock, $1 par value per share.
    Authorized 30,000 shares; issued and
    outstanding 1,546 (2001), 1,395 (2000)                         1,546           1,395
  Paid-in Capital                                              4,565,454       4,112,605
  Retained earnings                                            2,507,617       1,864,533
                                                             -----------     -----------
                                                               7,074,617       5,978,533
                                                             -----------     -----------
                                                             $56,628,208     $62,303,824
                                                             ===========     ===========

                See accompanying notes to financial statements.

 Consolidating Statements of Income for the three months ended October 31, 2001 Consolidated Statements of Income for the three months ended October 31, 2000
                                   (unaudited)

                                                               Amount                   Percent
                                                               ------                   -------
                                                          2001         2000          2001      2000
                                                          ----         ----          ----      ----
Revenues:
   Gross sales                                       $ 60,242,309   $50,180,424    101.11     100.17
   Less rebate                                         (1,740,809)     (857,587)    (2.92)     (1.71)
                                                     ------------   -----------    ------     ------
   Net sales                                           58,501,500    49,322,837     98.19      98.46
   Shipping                                                41,965        63,464      0.07        .13
   Commissions                                            488,004       355,386      0.82        .71
   Sales promotion                                        425,897       340,169      0.71        .68
   Contracted Services                                     16,875             -      0.03          -
   Miscellaneous                                          104,158        12,713      0.18        .02
                                                     ------------   -----------    ------     ------
                                                       59,578,399    50,094,569    100.00     100.00
                                                     ------------   -----------    ------     ------
Cost of sales:
    Net purchases                                      56,169,738    46,445,058     94.28      92.71
    Freight out                                         1,398,848     1,068,932      2.35       2.13
    Less vendor rebates                                (2,752,296)   (1,259,942)    (4.62)     (2.51)
                                                     ------------   -----------    ------     ------
                                                       54,816,290    46,254,048     92.01      92.33
                                                     ------------   -----------    ------     ------
           Gross profit                                 4,762,109     3,840,521      7.99       7.67
Operating, general and administrative
expenses                                                3,931,871     3,086,235      6.60       6.16
                                                     ------------   -----------    ------     ------
           Operating income                               830,238       754,286      1.39       1.51
                                                     ------------   -----------    ------     ------
Other income (expense):
      Interest income                                     117,276       110,220      0.20        .21
      Interest expense                                   (194,728)     (311,936)    (0.33)      (.62)
      Gain (loss) on sale of equipment                          -        (2,560)        -       (.01)
                                                     ------------   -----------    ------     ------
                                                          (77,452)     (204,276)    (0.13)     (0.42)
                                                     ------------   -----------    ------     ------
           Income before income taxes                     752,786       550,010      1.26       1.09
Income taxes                                              270,676       202,300      0.45        .40
                                                     ------------   -----------    ------     ------
          Net income                                 $    482,110   $   347,710      0.81        .69
                                                     ============   ===========    ======     ======

    Consolidating Statements of Retained Earnings for the three months ended
                                October 31, 2001
    Consolidated Statements of Retained Earnings for the three months ended
                                October 31, 2000
                                   (unaudited)

                                                                              2001           2000
                                                                              ----           ----
Balance at beginning of period                                             $2,025,507     $1,516,823
Net income                                                                    482,110        347,710
                                                                           ----------     ----------
Balance at end of period                                                   $2,507,617     $1,864,533
                                                                           ==========     ==========

                 See accompanying notes to financial statements.

       Consolidating Statements of Cash Flows for the three months ended
                                October 31, 2001
        Consolidated Statements of Cash Flows for the three months ended
                                October 31, 2000
                                   (unaudited)

                                                           2001          2000
                                                           ----          ----
Cash flows from operating activities:
   Net income                                          $   482,110       347,710
   Adjustments to reconcile net income
       to net cash provided (used) by
       operating activities:
          Depreciation and amortization                    144,083       135,015
          (Gain) loss on sale of property                        -         2,560
          Deferred income taxes                                  -
          Adjustments for working capital
            changes:
            (Increases) decrease in:
                Receivables                             (7,340,256)   (7,913,573)
                Inventories                              1,061,959     5,232,421
                Deferred income tax                          7,951        20,383
          Increase (decrease) in:
              Accounts payable                             878,300     5,472,696
              Accrued expenses                            (943,280)   (1,244,989)
              Income taxes                                 259,473       (50,137)
                                                       -----------    ----------

               Total adjustments                        (5,931,770)    1,654,376
                                                       -----------    ----------
                  Net cash provided (used) by
                      operating activities              (5,449,660)    2,002,086

Cash flows from investing activities:
   Purchase of property and equipment                      (23,175)      (37,463)
                                                       -----------    ----------
          Net cash provided (used) by
                 investing activities                      (23,175)      (37,463)

Cash flows from financing activities:
   Net loan proceeds (reduction)                         3,556,587    (3,082,674)
   Net proceeds from issuance of
      common stock                                          36,000        42,000
                                                       -----------    ----------
               Net cash provided (used) by
                      financing activities
                                                         3,592,587    (3,040,674)
                                                       -----------    ----------
   Net increase (decrease) in cash                      (1,880,248)   (1,076,051)

   Cash (deficit) at beginning of period                   656,821      (398,914)
                                                       -----------    ----------
   Cash (deficit) at end of period                      (1,223,427)   (1,474,965)
                                                       ===========    ==========
   Supplementary disclosures of cash flow information:
            Interest paid                                  189,025       330,336
                                                       ===========    ==========
            Income taxes paid                          $     3,252       232,054
                                                       ===========    ==========

                 See accompanying notes to financial statements.

         Notes to Consolidating Financial Statements - October 31, 2001
                                       and
              Consolidated Financial Statements - October 31, 2000

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

                  (c)   Concentration of cash balances:
                            The Company's cash funds are located in a single financial institution. The amount on deposit at October 31, 2001 and 2000 exceeded the $100,000 federally insured limit.

                  (d)   Accounts receivable:
                            Management considers accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required.

                  (e)   Inventory:
                            Inventory is valued at the lower of cost or market on the first-in, first-out basis.

         Notes to Consolidating Financial Statements - October 31, 2001
                                       and
        Consolidated Financial Statements - October 31, 2000 (continued)

(1)  Organization and summary of significant accounting policies: (continued)

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

                   Financing costs are being amortized over the term of the note on a straight-line basis.This amortization is included in interest expense in the income statement.

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

         (j)  Income taxes:

                   Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between liabilities for financial statement and income tax purposes. The differences related primarily to depreciable assets (use of difference depreciation methods and lives for financial statement and income tax purposes), and Uniform Capitalization Rules Code Sec. 263A (capitalization of direct and indirect costs associated with resale activities). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses and tax credits that are availale to offset future taxable income.

                   Exact Logistics, LLC and ProConn, LLC are single member limited liability companies with Professional Veterinary Products, Ltd. as their only corporate member. They have elected to be treated as an unincorporated branch of the parent entity for income tax purposes. All income taxes of the unincorporated branches are reflected and are the responsibility of the parent entity.

(2) For the three months ended October 31, 2001, the Company recognized liabilities for overcharges on sales in excess of an agreed to profit margin of 5% totaling $1,740,809 (2001), $857,587 (2000).

         Notes to Consolidating Financial Statements - October 31, 2001
                                       and
        Consolidated Financial Statements - October 31, 2000 (continued)

(3)  Property and equipment:
                                                              Book Value
                                         Accumulated          ----------
                                Cost     Depreciation      2001         2000
                                ----     ------------      ----         ----
        Land                $   953,780       -           953,780      953,780
        Buildings             4,715,527      225,536    4,489,991    4,607,879
        Equipment             3,270,270    1,347,340    1,922,930    2,086,801
                            -----------    ---------    ---------    ---------
                            $ 8,939,577    1,572,876    7,366,701    7,648,460
                            ===========    =========    =========    =========

(4)  Investments - Non Marketable:

     The Company has invested in AAHA Services Corp., of which they own less than 20%. The remaining 80% is owned by American Animal Hospital Association (AAHA). AAHA operates AAHA Services Corp. without regard to the views of Professional Veterinary Products, Ltd. The investment is, therefore, carried at cost.

     The Company has invested in Agri-Laboratories, Ltd., of which they own 5%.
          The investment is carried at cost.

                                                     2001            2000
                                                     ----            ----
     Investment in AAHA Services Corp.           $ 1,500,000       1,500,000
     Investment in Agri-Laboratories, Ltd.           143,850         143,850
                                                 -----------       ---------
                                                 $ 1,643,850       1,643,850
                                                 ===========       =========


(5)  Cash surrender value of life insurance:

     The Company owns insurance policies on the Chief Executive Officer. The total face value of the policies on the life of the Chief Executive Officer was $375,000 at October 31, 2001 and 2000.

(6)  Income taxes:

     The Company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at October 31 are as follows (computed at the statutory rate 34%):

                                                   2001              2000
                                                   ----              ----
     Noncurrent deferred tax asset -
       Inventory overhead costs
         capitalized for tax purposes          $  37,400         $  47,600

     Noncurrent deferred tax liability -
       Accumulated depreciation                 (139,310)          (62,017)
                                               ---------         ---------

     Net noncurrent deferred tax asset
       per financials                           (101,910)          (14,417)

     Prior year deferred tax asset
       (liability)                               (93,959)            5,966
                                               ---------         ---------

     Deferred tax expense                          7,951            20,383

     Taxes currently payable                     262,725           181,917
                                               ---------         ---------
     Income tax provision per financials       $ 270,676         $ 202,300
                                               =========         =========

         Notes to Consolidating Financial Statements - October 31, 2001
                                       and

        Consolidated Financial Statements - October 31, 2000 (continued)

(7)  Long-term debt:

                                                                     2001                2000
                                                                     ----                ----
         Note payable, bank, 7.42% interest                      $ 3,837,261        $ 3,929,138
         Note payable, bank, 9.10% interest                        1,094,874          1,174,072
         Note payable, bank, 8.66% interest                          981,100          1,231,290
                                                                   ---------          ---------
                                                                   5,913,235          6,334,500
                    Less current portion due within one year        (465,422)          (391,217)
                                                                 -----------        -----------
                                                                 $ 5,447,813        $ 5,943,283
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

         Total yearly payments of long-term debt are due as follows:

                                               Note               Note                Note                 Total
                                               ----               ----                ----                 -----
                                            Payable            Payable             Payable
                                            -------            -------             -------
                                         bank, 7.42%        bank, 9.10%         bank, 8.66%
                                         ----------         ----------          ----------
                                           interest           interest            interest
                                           --------           --------            --------
             2002                         $ 103,074             88,213             274,135               465,422
             2003                           110,988             96,583             298,841               506,412
             2004                           119,509            105,749             325,773               551,031
             2005                           128,684            115,783              82,351               326,818
             2006                           138,564            126,770                   -               265,334
             2007 - 2020                  3,236,442            561,776                   -             3,798,218
                                         ----------          ---------             -------             ---------

                                         $3,837,261          1,094,874             981,100             5,913,235
                                         ==========          =========             =======             =========


         The maximum amount available on the revolving line of credit is $15,000,000. The balances due on this line of credit were $7,958,024 and $5,232,460 for 2001 and 2000 respectively. The interest rate is .25% under the Index.

         All the above loan agreements are with US Bank. These loans are collateralized by substantially all of the assets of the Company.

         These loans agreements contain certain covenants to related financial ratios. Covenants relating interest bearing debt to tangible net worth were waived by the bank for July 31, 2000. The covenants were met for July 31, 2001.

         Notes to Consolidating Financial Statements - October 31, 2001
                                       and

        Consolidated Financial Statements - October 31, 2000 (continued)

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

         Notes to Consolidating Financial Statements - October 31, 2001
                                       and
        Consolidated Financial Statements - October 31, 2000 (continued)

(8)  Commitments and contingent liabilities - leases: (continued)

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


     Minimum future obligations on operating leases in effect on October 31, 2001 are:

          Period ended October 31, 2002                   $ 347,496
          Period ended October 31, 2003                      97,216
          Period ended October 31, 2004                      35,576
          Period ended October 31, 2005                      29,826
                                                          ---------
                                                          $ 510,114

(9)  Transactions between Board of Directors, key employees and the company.

          Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended October 31 as follows:

                                                          2001            2000
                                                          ----            ----
               Members of the Board of Directors        $ 870,950       964,623
               Key employees                                  321           216
                                                        ---------       -------
                                                        $ 871,271       964,839
                                                        =========       =======

(10) Profit-sharing and 401(k) retirement plans:

          The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $0 for the period ended October 31, 2001 and 2000.

          The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 15% employee contribution with a 3% contribution. The total provision to the plan for the period ended October 31 was $20,592 (2001), $35,001 (2000).

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

     Net cash provided by operating activities of $2,002,086 for period ending October 31, 2000 was primarily attributable to an increase of $7,913,573 in accounts receivable and $5,472,696 in accounts payable. These were partially offset by a decrease of $5,232,421 in inventories. Net cash used by operating activities of $5,449,660 for period ending October 31, 2001 was primarily attributable to an increase of $7,340,256 in accounts receivable and $878,300 in accounts payable. These were partially offset by a decrease of $1,061,959 in inventories.

     Net cash used by investing activities of $37,463 for period ending October 31, 2000 was primarily attributable to investments in property and equipment. Net cash used by investing activities of $23,175 for period ending October 31, 2001 was primarily attributable to investments in property and equipment.

     Net cash used by financing activities of $3,040,674 period ending October 31, 2000 was primarily attributable to reduction of $3,082,674 in loan proceeds and increase of $42,000 from net proceeds from issuance of common stock. Net cash provided by financing activities of $3,592,587 for period ending October 31, 2001 was primarily attributable to increases of $3,556,587 in loan proceeds and $36,000 from net proceeds from issuance of common stock.

RESULTS OF OPERATIONS

     Three months ended October 31, 2001 as compared to the three months ended October 31, 2000:

     Total Revenues for the period ending October 31, 2001 increased by 18.9% or $9.5 million. Total Revenues for the period totaled $59.6 million compared to $50.1 million for the same period the previous year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the period 12 veterinary practices became shareholders of the Company. On October 31, 2001 there were 1,546 shareholders of the company.

     Gross profit for the period ending October 31, 2001 increased by $922,000 to $4.8 million compared to $3.8 million for the same period the previous year. Gross profit as a percentage of total revenues was 8.0% in the period compared to 7.7% in the same period the previous year.

     Operating, general and administrative expenses for the period ending October 31, 2001 increased by $846,000 to $3.9 million in the period compared to $3.1 million for the same period the previous year. Such operating, general and administrative expenses as a percentage of total revenues for the period was 6.6% vs. 6.2% in the same period the previous year.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .525 percentage points (a 10% change from the interest rate as of October 31, 2001), assuming no change in the Company's outstanding balance under the line of credit (approximately $7,958,024 as of October 31, 2001), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $41,780.

                                     PART II

                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)      Use of Proceeds:

         On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. Through October 31, 2001, 358 shares of common stock have been sold for an aggregate offering price of $1,074,000.

         There have been no changes since the last reporting period in the amount or payment of the expenses incurred in connection with the issuance and distribution of our common stock. Accordingly, a total reasonable estimate of the amount of expenses is $127,053.56.

         The net offering proceeds to the Company after deducting the total expenses are $946,946.44 as of October 31, 2001.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

                     None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     None.

ITEM 5:  OTHER INFORMATION

                     None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

             (a)     EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                     None

             (b)     REPORTS ON FORM 8-K

                     The Company filed no current reports on Form 8-K during the quarter ended October 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:    December 17, 2001          By: /s/ Dr. Lionel L. Reilly, President
                                             -----------------------------------