Form 10-K405/A
period 2001-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-02-04
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

         Yes      [X]      No       [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         As of September 30, 2001, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $4,644,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2001, 1,548 shares of the Registrant's Common Stock were outstanding.

         The Undersigned Registrant hereby amends the following item of its Annual Report on Form 10-K for the year ended July 31, 2001, as set forth below.

  PART IV

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                           (a)(1)   Financial Statements
                           (a)(3)   Exhibits

         (a)(1) The following financial statements are filed as part of this report:

                  Independent Auditor's Reports .................................................    F-1
                  Consolidated Balance Sheet at July 31, 2001 and
                           Balance Sheet at July 31,  2000 ......................................    F-2
                  Consolidated Statements of Income at July 31, 2001 and
                           Statements of Income at July 31, 2000 and 1999 .......................    F-3
                  Consolidated Statements of Retained Earnings at July 31, 2001 and
                           Statements of Retained Earnings at July 31, 2000 and 1999.............    F-4
                  Consolidated Statements of Cash Flow at July 31, 2001
                           and Statements of Cash Flow and July 31, 2000 and 1999 ...............    F-5
                  Notes to Financial Statements .................................................    F-6
                  Schedule of Operating, General and Administrative
                           Expenses .............................................................    F-13

                          MARVIN E. JEWELL & CO., P.C.
                     Certified Public Accountants Letterhead

                          Independent Auditor's Report
                          ----------------------------

To the Board of Directors
        Professional Veterinary Products, Ltd.
                Omaha, Nebraska

       We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd., a Nebraska corporation, and subsidiaries as of July 31, 2001, and the related consolidating statements of income, retained earnings, cash flows and accompanying schedule for the year then ended. We have also audited the balance sheet of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2000 and 1999, and the related consolidated statements of income, retained earnings, cash flows and accompanying schedule for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the July 31, 2001 consolidated financial statements referred to above present fairly, in all material respects, the individual and consolidated financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2001 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the July 31, 2000 and 1999 financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. as of July 31, 2000 and 1999 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                        /s/ Marvin E. Jewell & Co., P.C.

Lincoln, Nebraska
September 5, 2001

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Consolidated Balance Sheet - July 31, 2001
                                      and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          Balance Sheet - July 31, 2000

Assets
------
Current assets:                                                                                   2001                     2000
                                                                                                  ----                     ----
 Cash ................................................................................      $    656,821                         -
 Accounts receivable, trade, less allowance for doubtful                                      18,273,259                20,635,551
    accounts (0) .....................................................................
 Accounts receivable, stock ..........................................................           114,876                    77,709
 Accounts receivable, other ..........................................................           128,427                   933,116
 Prepaid income taxes ................................................................           121,433                         -
 Inventory ...........................................................................        22,342,323                28,426,707
                                                                                            ------------              ------------
    Total current assets .............................................................        41,637,139                50,073,083
                                                                                            ------------              ------------
Property and equipment ...............................................................         8,916,402                 8,640,410
 Less accumulated depreciation .......................................................         1,433,156                   896,198
                                                                                            ------------              ------------
                                                                                               7,483,246                 7,744,212
                                                                                            ------------              ------------
Other assets:
 Organization expense less accumulated amortization
    $60,556 (2001), $45,444 (2000) ...................................................           166,242                   181,354
 Loan origination fee less accumulated amortization
    $4,833 (2001), $2,833 (2000) .....................................................            15,167                    17,167
 Trademark, less accumulated
    amortization $972 (2001), $639 (2000) ............................................             4,028                     4,361
 Investments .........................................................................         1,643,850                 1,643,850
 Cash value life insurance ...........................................................            32,379                    30,077
 Deferred income tax asset ...........................................................                 -                    5,966
                                                                                            ------------              ------------
                                                                                               1,861,666                 1,882,775
                                                                                            ------------              ------------
                                                                                            $ 50,982,051              $ 59,700,070
                                                                                            ============              ============
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
 Bank overdraft ......................................................................                 -                   398,914
 Notes payable, bank .................................................................         4,293,713                 8,216,400
 Current portion of long-term debt ...................................................           455,924                   419,603
 Accounts payable, trade .............................................................        32,484,688                37,235,692
 Accrued interest ....................................................................            64,505                   110,611
 Accrued expenses ....................................................................           585,224                   525,505
 Accrued wages .......................................................................           541,289                   611,097
 Accrued profit-sharing ..............................................................           341,207                   347,861
 Accrued income taxes ................................................................                 -                   231,933
 Deferred income tax liability .......................................................            93,959                         -
                                                                                            ------------              ------------
    Total current liabilities                                                                 38,860,509                48,097,616
                                                                                            ------------              ------------

Long-term debt                                                                                 5,565,035                 6,013,631
                                                                                            ------------              ------------
Stockholders' equity:
 Common stock, $1 par value per share. Authorized 30,000
    shares; issued and outstanding 1,534 shares (2001),
    1,381 shares (2000) ..............................................................             1,534                     1,381
 Paid-in capital .....................................................................         4,529,466                 4,070,619
 Retained earnings ...................................................................         2,025,507                 1,516,823
                                                                                            ------------              ------------
                                                                                               6,556,507                 5,588,823
                                                                                            ------------              ------------
                                                                                            $ 50,982,051                59,700,070
                                                                                            ============              ============

               See accompanying notes to financial statements and
                         independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                Consolidated Statement of Income - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                  Statements of Income - July 31, 2000 and 1999

                                                              Amount                                     Percent
                                                              ------                                     -------
                                            2001               2000           1999            2001         2000        1999
                                            ----               ----           ----            ----         ----        ----
Revenues:
   Net Sales ......................      195,974,134       174,791,078     118,760,595        98.31        97.90       97.14
   Shipping .......................          168,747           119,373         101,435          .08          .07         .08
   Commissions ....................        1,332,578         1,325,276       1,630,808          .67          .74        1.33
   Sales promotion ................        1,817,234         2,272,181       1,716,677          .91         1.27        1.41
   Annual meeting
     reimbursement ................                -                 -          16,609            -            -         .02
   Contracted services ............            5,625                 -               -          .01            -           -
   Miscellaneous ..................           42,343            39,245          27,076          .02          .02         .02
                                        ------------       -----------     -----------       ------       ------      ------

                                         199,340,661       178,547,153     122,253,200       100.00       100.00      100.00
                                        ------------       -----------     -----------       ------       ------      ------

Cost of sales:
    Net purchases .................      186,486,057       168,625,655     114,061,177        93.55        94.45       93.30
    Freight out ...................        4,739,125         3,627,670       2,451,266         2.38         2.03        2.00
    Less vendor rebates ...........       (9,564,763)      (10,319,150)     (4,636,570)       (4.80)       (5.78)      (3.79)
                                        ------------       -----------     -----------       ------       ------      ------

                                         181,660,419       161,934,175     111,875,873        91.13        90.70       91.51
                                        ------------       -----------     -----------       ------       ------      ------

           Gross profit ...........       17,680,242        16,612,978      10,377,327         8.87         9.30        8.49
Operating, general and
administrative expenses
(Schedule) ........................       16,360,464        15,202,927      10,366,843         8.21         8.51        8.48
                                        ------------       -----------     -----------       ------       ------      ------

           Operating income........        1,319,778         1,410,051          10,484          .66          .79         .01
                                        ------------       -----------     -----------       ------       ------      ------

Other income (expense):
        Interest income ...........          504,436           372,795         249,143          .25          .21         .20
        Interest expense ..........       (1,006,078)         (862,420)       (263,198)        (.50)        (.49)       (.22)
        Gain (loss) on sale of
           property and
           equipment ..............           (2,560)          (43,460)        237,212            -         (.02)        .20
                                        ------------       -----------     -----------       ------       ------      ------
                                            (504,202)         (533,085)        223,157         (.25)        (.30)        .18
                                        ------------       -----------     -----------       ------       ------      ------

        Income before taxes .......          815,576           876,966         233,641          .41          .49         .19

Income taxes ......................          306,892           320,367          92,907          .15          .18         .08
                                        ------------       -----------     -----------       ------       ------      ------

          Net income ..............     $    508,684           556,599         140,734          .26          .31         .11
                                        ============       ===========     ===========       ======       ======      ======

          Net earnings per
          share of common
          stock ...................     $     351.54            437.92          128.52
                                        ============       ===========     ===========

    See accompanying notes to financial statements and independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Consolidated Statement of Retained Earnings - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Statements of Retained Earnings - July 31, 2000 and 1999

                                                         Additional                        Accounts            Total
                                        Common             Paid-In          Retained      Receivable       Stockholders'
                                        Stock              Capital          Earnings        Stock             Equity
                                  ------------------  -----------------  -------------  ---------------    ---------------
Balance at 7/31/96                               906        $ 2,644,094        671,917                -          3,316,917
Issuance of stock                                 92            275,908              -                -            276,000
Redemption of stock                              (32)           (95,968)             -                -            (96,000)
Net Income                                         -                  -         46,030                -             46,030
                                  ------------------  -----------------  -------------  ---------------    ---------------
Balance at 7/31/97                               966          2,824,034        717,947                -          3,542,947
Issuance of stock                                100            299,900              -                -            300,000
Redemption of stock                              (18)           (52,982)             -                -            (53,000)
Net income                                         -                  -        101,543                -            101,543
                                  ------------------  -----------------  -------------  ---------------    ---------------
Balance at 7/31/98                             1,048          3,070,952        819,490                -          3,891,490
Issuance of stock                                157            470,843              -                -            471,000
Redemption of stock                              (17)           (49,983)             -                -            (50,000)
Net income                                         -                  -        140,734                -            140,734
                                  ------------------  -----------------  -------------  ---------------    ---------------
Balance at 7/31/99                             1,188          3,491,812        960,224                -          4,453,224
Issuance of stock                                211            632,789              -                -            633,000
Redemption of stock                             (18)           (53,982)              -                -           (54,000)
Accounts receivable stock                          -                  -              -          (64,167)           (64,167)
Net income                                         -                  -        556,599                -            556,599
                                  ------------------  -----------------  -------------  ---------------    ---------------
Balance at 7/31/00                             1,381          4,070,619      1,516,823         (64,167)          5,524,656
Issuance of stock                                172            515,828              -                -            516,000
Redemption of stock                              (19)           (56,981)             -                -            (57,000)
Net change in accounts
     receivable stock                              -                  -              -          (21,417)           (21,417)
Net income                                         -                  -        508,684                -            508,684
                                  ------------------  -----------------  -------------  ---------------    ---------------

Balance at 7/31/01                             1,534        $ 4,529,466      2,025,507          (85,584)         6,470,923
                                  ==================  =================  =============  ===============    ===============

 See accompanying notes to financial statements and independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Consolidated Statement of Cash Flows - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                Statements of Cash Flows - July 31, 2000 and 1999

                                                              2000                      1999                  2001
                                                              ----                      ----                  ----

Cash flows from operating activities:
  Net income .........................................               $   508,684                   556,599                  140,734
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization ..................  $   562,956                    443,108                 287,814
      Gain (loss) on sale of property ................        2,560                     43,460                (237,212)
      Adjustments for working capital
       changes:
       (Increases) decrease in:
          Receivables ................................    3,129,185                (10,430,441)             (6,631,793)
          Inventories ................................    6,084,384                (15,839,475)                418,081
          Cash value life insurance ..................       (2,302)                   (30,077)                      -
          Deferred income tax ........................       99,925                     (5,966)                      -
      Increase (decrease) in:
         Accounts payable ............................   (4,751,004)                19,058,909               7,736,566
         Accrued expenses ............................      (62,849)                   298,074                 173,766
         Income taxes payable ........................     (353,366)                   214,026                 (24,533)
                                                        -----------                -----------              ----------

         Total adjustments ...........................                 4,710,119                (6,248,382)               1,722,679
                                                                     -----------                ----------              -----------

          Net cash provided (used) by ................                 5,218,803                (5,691,783)               1,863,413
           operating activities

Cash flows from investing activities:
  Purchase of property and equipment .................     (287,106)                (5,292,415)             (2,762,815)
  Purchase of trademark ..............................                                       -                  (5,000)
  Purchase of investments ............................            -                 (1,500,000)               (143,850)
  Proceeds from sale of property .....................            -                    115,417               1,878,222
                                                        -----------                -----------              ----------

      Net cash provided (used) by
       investing activities ..........................                  (287,106)               (6,676,998)              (1,033,433)

Cash flows from financing activities:
  Net loan proceeds (reduction) ......................   (4,334,962)                10,236,396               1,012,731
  Net proceeds from issuance of
   common stock ......................................      459,000                    640,792                 359,833
                                                        -----------                -----------              ----------

       Net cash provided (used) by
          financing activities .......................                (3,875,962)               10,877,188                1,372,564
                                                                     -----------                ----------              -----------

  Net increase (decrease) in cash ....................                 1,055,735                (1,491,593)               2,202,534
  Cash (deficit) at beginning of year ................                  (398,914)                1,092,679               (1,109,855)
                                                                     -----------                ----------              -----------
  Cash (deficit) at end of year ......................               $   656,821                  (398,914)               1,092,679
                                                                     ===========                ==========              ===========

  Supplementary disclosures of cash flow information:
      Interest paid ..................................               $ 1,052,184                   774,421                  257,725
                                                                     ===========                ==========              ===========
      Income taxes paid ..............................               $   560,333                   106,162                  117,440
                                                                     ===========                ==========              ===========


See accompanying notes to financial statements and independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                  Notes to Financial Statements - July 31, 2000

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

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Notes to Financial Statements - July 31, 2000 (continued)

(1)  Summary of significant accounting policies (continued):

          (d)  Accounts receivable (continued):
                    Accounts receivable arising from stock sales is presented as a deduction from stockholders' equity to the extent the receivable was not paid in cash prior to the date of the reports. Amounts paid prior are presented as the asset Accounts receivable, stock. Summary of breakdown:

                                                                     2001         2000
                                                                     ----         ----
                    Total accounts receivable, stock                114,876       77,709
                      Accounts receivable, stock (asset) -
                       paid prior to report dates:
                            September 5, 2001                       (29,292)           -
                            September 20, 2000
                                                                          -      (13,542)
                                                                 ----------     --------

                       Accounts receivable, stock
                          (deduction from stockholders'
                            equity)                              $   85,584       64,167
                                                                 ==========     ========

          (e)  Inventory:
                    Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. All products included in inventory are finished goods held for resale.

          (f)  Property and equipment and depreciation:
                    Property and equipment are stated at cost. When an asset is sold or retired, its cost and related accumulated depreciation is eliminated from both the asset and the accumulated depreciation accounts respectively and resulting gains or losses are included in income. Major additions are capitalized and depreciated over their estimated useful lives. For financial reporting purposes, the Company uses the straight-line method and for income tax purposes, the Company uses the accelerated depreciation method. Estimated useful lives for financial purposes are as follows:

                          Buildings..................................   40 years
                          Furniture, Fixtures and Equipment..........    7 years
                          Computer Equipment.........................    5 years
                          Software...................................    3 years

                    Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

          (g)  Cash and cash equivalents:
                    The corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Notes to Financial Statements - July 31, 2000 (continued)

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

                    We will expense the organizational costs and report as the cumulative effect of a change in accounting principle for the year ending July 31, 2002. Restatement of previously issued financial statements is not permitted per paragraph 21 of SOP 98-5.

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

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Notes to Financial Statements - July 31, 2000 (continued)

(1)  Summary of significant accounting policies (continued):

           (k)  Revenue Recognition:
                  Revenue is recognized when products are shipped to customers. Invoices accompany the shipment. The Company sells animal health products which constitutes all of its gross sales.

                  Sales promotion revenue is money paid to the Company by various manufacturers to promote their products. The promotions are created by the manufacturer and passed on to the consumer by the Company. Sales promotion costs deducted on the Schedule of Operating, General and Administrative Expenses are those related to the sales promotion revenue included in revenue on the Statement of Income.

                  Advertising and marketing costs are expensed when the costs are incurred.

           (l)  Assets - Recognition and Measurement of Impairment
                  The Company policy is to recognize an impairment loss in accordance with SFAS 121 if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of asset. The Company reviews long-lived assets and identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No current impairment exists and none have been recognized.

(2)  Rebates:

          For the fiscal year ended July 31, the Company netted rebates due to stockholders against accounts receivable. The Company offset accounts receivable for overcharges on sales in excess of an agreed to profit margin of 5% as follows:


                                                           2001              2000
                Accounts Receivable                    $ 23,140,929       26,749,894
                   Less Rebates                          (4,867,670)      (6,114,343)
                                                       ------------       ----------

                         Accounts Receivable, trade    $ 18,273,259       20,635,551
                                                       ============      ===========

          Net sales reported on the Statement of Income have been reduced by rebates as follows:

                                                            2001              2000
                Gross Sales                            $ 200,841,804      180,905,421
                    Less Rebates                          (4,867,670)
                                                       -------------
                                                                           (6,114,343)
                                                                            ---------

                         Net Sales                     $ 195,974,134
                                                       =============      174,791,078
                                                                          ===========

          Rebates are paid in the form of credits against future purchases, never in cash.

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Notes to Financial Statements - July 31, 2000 (continued)

(3)      Property and equipment:

                                                          Accumulated                     Book Value
                                                                                          ----------
                                          Cost            Depreciation           2001          2000
                                          ----            ------------           ----          ----
                Land.............    $   953,780                  -            953,780        953,780
                Buildings........      4,715,527            196,064          4,519,463      4,637,352
                Equipment........      3,247,095          1,237,092          2,010,003      2,153,080
                                     -----------          ---------          ---------      ---------
                                     $ 8,916,402          1,433,156          7,483,246      7,744,212
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

              The Company has invested in Agri-Laboratories, Ltd., of which they own less than 5%. The investment is carried at cost.

                                                                                 2001         2000
                                                                                 ----         ----
                     Investment in AAHA Services Corp..................     $ 1,500,000     1,500,000
                     Investment in Agri-Laboratories, Ltd..............         143,850       143,850
                                                                            -----------     ---------
                                                                            $ 1,643,850       143,850
                                                                            ===========     =========

(5)      Cash Surrender value of life insurance:

              The Company owns insurance policies on the Chief Executive Officer. The total face value of the policies on the life of the Chief Executive Officer was $ 375,000 at July 31, 2001.

(6) The Company is authorized to issue 30,000 shares of common stock with a par value of $1.00. Issued and outstanding were 1,534 shares at July 31, 2001 and 1,381 shares at July 31, 2000. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of earnings after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at a price of $3000.

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Notes to Financial Statements - July 31, 2000 (continued)

(7)      Income taxes:

              The company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at July 31 are as follows (computed at the statutory rate 34%):

                                                                                           2001            2000
                                                                                           ----            ----
                 Noncurrent deferred tax asset -
                      Inventory overhead costs                                        $    37,400          47,600
                        capitalized for tax purposes.............................

                 Noncurrent deferred tax liability -                                     (131,359)        (41,634)
                   Accumulated depreciation......................................     -----------       ---------

                 Net noncurrent deferred tax asset                                        (93,959)          5,966
                   per financials................................................
                                                                                            5,966               -
                 Prior year deferred tax asset (liability).......................     -----------       ---------

                                                                                           99,925          (5,966
                 Deferred tax expense............................................
                                                                                          255,503         326,333
                 Taxes currently payable                                              -----------       ---------
                                                                                      $   355,428         320,367
                 Income tax provision per financials                                  -----------       ---------


(8)      Long-term debt:
                                                                                           2001            2000
                                                                                           ----            ----
                Note payable, bank, 7.42% interest...............................     $ 3,860,284       3,950,442
                Note payable, bank, 9.10% interest...............................       1,115,150       1,192,534
                Note payable, bank, 8.66% interest...............................       1,045,525       1,290,258
                                                                                      -----------       ---------
                                                                                        6,020,959       6,433,234
                Less current portion due within one year.........................        (455,924)       (419,603)
                                                                                      -----------       ---------
                                                                                      $ 5,565,035       6,013,631
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

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Notes to Financial Statements - July 31, 2000 (continued)


(8)      Long-term debt (continued):

         Total yearly payments of long-term debt are due as follows:

                                 Note Payable    Note Payable     Note Payable
                                 bank, 7.42%      bank, 9.10%      bank, 8.66%
                                  Interest         Interest         Interest         Total
                                  --------         --------         --------         -----
          2002 ..............   $  101,306           86,288          268,330         455,924
          2003 ..............      109,084           94,477          292,512         496,073
          2004 ..............      117,459          103,442          318,873         539,774
          2005 ..............      126,477          113,258          165,810         405,545
          2006 ..............      136,188          124,005                -         260,193
          2007 - 2020 .......    3,269,770          593,680                -       3,863,450
                                ----------        ---------        ---------       ---------
                                $3,860,284        1,115,150        1,045,525       6,020,959
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

(9)      Commitments and contingent liabilities - leases:

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

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Notes to Financial Statements - July 31, 2000 (continued)

(9)      Commitments and contingent liabilities - leases (continued):

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

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Notes to Financial Statements - July 31, 2000 (continued)

(9)      Commitments and contingent liabilities - leases (continued):

              On April 17, 2001, the company entered into a lease with P & L Capital Corp., Inc. for the purpose of leasing one Dell laptop computer. The lease minimum rentals are $129 per month for a term of 24 months. The lease expires April 17, 2003.

              Minimum future obligations on operating leases in effect on July 31, 2001 are:

                Period ended July 31, 2002 ...............     $  384,470
                Period ended July 31, 2003 ...............        146,140
                Period ended July 31, 2004 ...............         38,935
                Period ended July 31, 2005 ...............         33,577
                Period ended July 31, 2006 ...............          5,143
                                                               ----------
                                                               $  608,265
                                                               ==========

              The Company is required by its Articles of Incorporation to repurchase stock within 90 days of receiving written notice from the shareholder requesting a redemption of their stock. The redemption price is the price paid by the shareholder for such share of stock. Therefore, the Company is contingently liable in the amount of $4.5 million as of July 31, 2001.

(10)     Transactions between Board of Directors, key employees and the company.

              Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended July 31 as follows:

                                                                  2001            2000
                                                                  ----            ----
                   Members of the Board of Directors .......  $ 2,856,581      3,237,383
                   Key employees ...........................        2,505          9,172
                                                              -----------     ----------
                                                              $ 2,859,086      3,246,555
                                                              ===========     ==========

(11)     Profit-sharing and 401-K retirement plans:

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

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
           Notes to Consolidated Financial Statements - July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
            Notes to Financial Statements - July 31, 2000 (continued)

(12)     Segment Information:

              Description of the types of products and services from which each reportable segment derives its revenues.
                The Company and subsidiaries have one reportable segment which is animal health related items.
                This segment buys, sells and warehouses these items.

              Measurement of segment profit or loss and segment assets.
                The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company and subsidiaries evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

              Factors management used to identify the enterprise's reportable segments.
                The Company and subsidiaries do not have separate strategic business units that offer different products or services.

              Information about major customers.
                The Company and subsidiaries do not receive over 10% of revenues from any single external customer.

See independent auditor's report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES Consolidated Schedule of Operating, General and Administrative Expenses -
                                 July 31, 2001
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Schedule of Operating, General and Administrative Expenses -
                             July 31, 2000 and 1999


                                                 Amount                                        Percent
                                                 ------                                        -------
                                          Years Ended July 31,                           Years Ended July 31,
                                          --------------------                           --------------------
                                        2001              2000            1999          2001        2000      1999
                                        ----              ----            ----          ----        ----      ----
Salaries ........................     7,416,707       6,646,651       4,745,347        3.72         3.72      3.88
Directors' fees .................        53,375          47,750          34,250         .03          .03       .03
Annual meeting ..................             -          13,980          44,940           -          .01       .04
Convention and seminars .........       124,193          84,293          89,557         .06          .05       .07
Insurance .......................       753,353         554,694         393,077         .38          .31       .32
Life Insurance ..................        21,356          12,065          15,681         .01          .01       .01
Office supplies and expense .....       597,630         835,752         325,345         .30          .47       .27
Operating supplies ..............     1,093,316       1,126,498         815,023         .55          .63       .67
Equipment rent ..................       387,699         356,213         234,983         .19          .20       .19
Telephone .......................       213,978         285,714         212,562         .11          .16       .17
Utilities .......................       105,964          91,524          50,988         .05          .05       .04
Accounting fees .................        48,170          43,451          33,330         .02          .02       .03
Legal fees ......................       110,363         100,089          94,326         .06          .06       .08
Taxes, payroll ..................       540,211         437,242         316,736         .27          .24       .26
Taxes, general ..................       235,051         150,433          51,397         .12          .08       .04
Repairs and maintenance .........       143,369         373,436         252,345         .07          .21       .21
Depreciation ....................       545,509         425,653         269,760         .27          .24       .22
Amortization ....................        15,447          15,453          15,440         .01          .01       .01
Contract labor ..................       114,379         125,237          23,515         .06          .07       .02
Advertising .....................         9,414           9,050           5,754           -          .01       .01
Postage .........................        96,660          71,671          71,671         .05          .04       .04
Travel and promotion ............       498,346         393,054         347,062         .25          .22       .28
Dues and subscriptions ..........        22,147          41,377          26,014         .01          .02       .02
Profit sharing and
pension contribution ............       483,434         462,454         330,887         .24          .26       .27
Sales promotion .................     1,374,787       1,522,922         993,836         .69          .85       .81
Bank fees .......................       909,248         587,184         402,980         .46          .33       .33
Equipment maintenance ...........       100,566         217,533          52,227         .05          .11       .04
Bad debts .......................        14,172          14,586           3,784         .01          .01       .01
Miscellaneous ...................       331,620         156,968         134,352         .17          .09       .11
                                   ------------      ----------      ----------        ----         ----      ----
 ................................  $ 16,360,464      15,202,927      10,366,843        8.21         8.51      8.48
                                   ============      ==========      ==========        ====         ====      ====


See accompanying notes to financial statements and independent auditor's report.

     (a)(3) Exhibits

            23.1  Consent of Marvin E. Jewell & Co., P.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: January 31, 2002


                                   PROFESSIONAL VETERINARY PRODUCTS, LTD.


                                   By:     /s/ Dr. Lionel L. Reilly
                                           -------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    Signature                           Capacity

           /s/ LIONEL L. REILLY                         President
     ----------------------------------
               Lionel L. Reilly

           /s/ NEAL B. SODERQUIST                       Chief Financial Officer
     ----------------------------------
               Neal B. Soderquist

                        *                               Director
     ----------------------------------
               Mark A. Basinger


                        *                               Director
     ----------------------------------
               Raymond C. Ebert II


                        *                               Director
     ----------------------------------
               Fred G. Garrison


                        *                               Director
     ----------------------------------
               Kenneth R. Liska


                        *                               Director
     ----------------------------------
               Wayne E. Rychnovsky

                             *                                  Director
     --------------------------------------------
                    Chester L. Rawson


                             *                                  Director
     --------------------------------------------
                    Amy Lynne Hinton


                             *                                  Director
     --------------------------------------------
                    Michael L. Whitehair


     *By:       /s/ DR. LIONEL L. REILLY
             ------------------------------------
                        Dr. Lionel L. Reilly
                        As: Attorney-in-fact