Form 10-Q
period 2002-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-03-22
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X[ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended January 31, 2002; or

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

         Yes [X]      No [ ]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at January 31, 2002
         -----                              -------------------------------
         Common Stock, $1.00 par value                   1,557

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED JANUARY 31, 2002

PART I:   FINANCIAL INFORMATION                                             PAGE

          ITEM 1.  FINANCIAL STATEMENTS

                   Consolidated Balance Sheet at January 31, 2002 and       3
                   Balance Sheet at January 31, 2001

                   Consolidated Statement of Income for the six months
                   ended January 31, 2002 and Statement of Income for six
                   months ended January 31, 2001                            5

                   Consolidated Statement of Changes in Stockholders'
                   Equity for the six months ended January 31, 2002 and Statement of Changes in Stockholders' Equity for six
                   months ended January 31, 2001                            6

                   Consolidated Statement of Cash Flow for the six months ended January 31, 2002 and Statement of Cash Flow for
                   six months ended January 31, 2001                        7

                   Consolidated Schedule of Operating, General and Administrative Expenses for the six month ended
                   January 31, 2002 and Schedule of Operating, General
                   and Administrative for the six months ended January
                   31, 2001                                                 8

                   Notes to Financial Statements                            9

                   Accountant's Review Report                               21

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATION             22

          ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                        23

PART II:  OTHER INFORMATION

          ITEM 1.  LEGAL PROCEEDINGS                                        23

          ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                23

          ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          24

          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      24

          ITEM 5.  OTHER INFORMATION                                        24

          ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                         24

SIGNATURES                                                                  24

                          PART I: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                  Consolidated Balance Sheet - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                        Balance Sheet - January 31, 2001

Assets:
-------
                                                               2002          2001
                                                               ----          ----
                                                             Reviewed      Compiled
                                                             --------      --------
Current assets:
   Cash                                                     $    96,824   $   209,630
   Accounts receivable, trade, less allowance                22,837,103    19,802,243
      for doubtful accounts (0)
   Accounts receivable, stock                                     7,875        14,125
   Accounts receivable, other                                    13,776        13,301
   Inventory                                                 45,956,568    42,614,725
   Prepaid income taxes
                                                                     --           379
                                                            -----------   -----------
         Total current assets                                68,912,146    62,654,403
                                                            -----------   -----------
Property and equipment                                        9,043,229     8,773,950
   Less accumulated depreciation                              1,717,141     1,155,634
                                                            -----------   -----------
                                                              7,326,088     7,618,316
                                                            -----------   -----------
Other assets:
   Goodwill expense less accumulated amortization               158,685       173,799
         of $68,013 (2002), $53,001 (2001)
    Loan origination fee less accumulated amortization of
            $5,833 (2002),  $3,833 (2001)                        14,167        16,167
    Trademark, less accumulated amortization of
              $1,139 (2002), $806 (2001)                          3,861         4,194
    Investments in unconsolidated affiliates                  1,634,475     1,643,850
    Cash value life insurance                                    42,605        30,077
                                                            -----------   -----------
                                                              1,853,793     1,868,087
                                                            -----------   -----------
                                                            $78,092,027   $72,140,806
                                                            ===========   ===========



See accompanying notes to financial statements and accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                  Consolidated Balance Sheet - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                  Balance Sheet - January 31, 2001 (continued)

Liabilities and Stockholders' Equity
------------------------------------
                                                             2002            2001
                                                             ----            ----
                                                           Reviewed        Compiled
                                                           --------        --------
Current liabilities:
   Bank overdraft                                        $    390,386    $         --
   Notes payable, bank                                     12,710,020       9,787,054
   Current portion of long-term debt                          475,130         437,200
   Accounts payable, trade                                 50,676,034      49,778,265
   Customer deposits                                           48,333              --
   Accrued interest                                            70,445          96,037
   Accrued expenses                                           407,213          90,284
   Accrued wages                                              257,774          99,418
   Accrued income taxes                                       285,566              --
   Deferred income tax liability                              113,335          36,341
                                                         ------------    ------------
      Total current liabilities                            65,434,236      60,324,599
                                                         ------------    ------------
Long-term debt                                              5,328,013       5,796,395
                                                         ------------    ------------
Stockholders' equity:
   Common stock, $1 par value per share.  Authorized
   30,000 shares; issued and outstanding 1,557 (2002),
   1,435 (2001)                                                 1,557           1,435
   Paid-in capital                                          4,598,443       4,232,565
   Accounts receivable, stock                                 (41,376)        (61,293)
   Retained earnings                                        2,771,154       1,847,105
                                                         ------------    ------------
                                                            7,329,778       6,019,812
                                                         ------------    ------------
                                                         $ 78,092,027    $ 72,140,806
                                                         ============    ============



See accompanying notes to financial statements and accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
   Consolidated Statement of Income for the Six Months Ended January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Statement of Income for the Six Months Ended January 31, 2001

                                                 Amount                       Percent
                                                 ------                       -------
                                         2002             2001             2002      2001
                                         ----             ----             ----      ----
                                       Reviewed         Compiled
                                     -------------    -------------
Revenues:
   Net sales                         $ 113,377,791    $  95,408,022        97.91     98.60
   Shipping                                 84,930           81,882         0.07       .08
   Commissions                             776,289          588,423         0.67       .61
   Sales promotion                       1,161,893          666,468         1.00       .69
   Contracted services                      33,750               --         0.03     --
   Miscellaneous                           362,648           21,037         0.32       .02
                                     -------------    -------------       ------    ------
                                       115,797,301       96,765,832       100.00    100.00
                                     -------------    -------------       ------    ------

Cost of sales:
   Net purchases                       110,240,152       90,925,699        95.20     93.96
   Freight out                           2,648,143        2,184,622         2.29      2.26
   Less vendor rebates                  (6,896,657)      (4,208,730)       (5.96)    (4.35)
                                     -------------    -------------       ------    ------

                                       105,991,638       88,901,591        91.53     91.87
                                     -------------    -------------       ------    ------

         Gross profit                    9,805,663        7,864,241         8.47      8.13

Operating, general and
   administrative expenses               8,457,880        7,007,297         7.30      7.24
   (Schedule)                        -------------    -------------       ------    ------

         Operating income                1,347,783          856,944         1.17       .89
                                     -------------    -------------       ------    ------

Other income (expense):
   Interest income                         212,923          252,940         0.18       .26
   Interest expense                       (385,125)        (570,792)       (0.33)     (.59)
   Gain (loss) on sale of property
      and equipment                             --           (2,561)          --        --
                                     -------------    -------------       ------    ------
                                          (172,202)        (320,413)       (0.15)     (.33)
                                     -------------    -------------       ------    ------

      Income before taxes                1,175,581          536,531         1.02       .56

Income taxes                               429,934          206,249         0.37       .21
                                     -------------    -------------       ------    ------


      Net income                     $     745,647    $     330,282         0.65       .35
                                     -------------    -------------       ------    ------
      Net earnings per share of
       common stock                  $      478.90    $      232.59
                                     -------------    -------------



See accompanying notes to financial statements and accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES Consolidated Statement of Changes in Stockholders' Equity for the Six Months
                             Ended January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
      Statement of Changes in Stockholders' Equity for the Six Months Ended
                                January 31, 2001

                                                 2002
                                              Additional                    Accounts         Total
                                 Common         Paid-In       Retained     Receivable    Stockholders'
                                  Stock         Capital       Earnings        Stock         Equity
                               ----------------------------------------------------------------------
Balance at July 31             $     1,534    $ 4,529,466    $ 2,025,507   $   (85,584)   $ 6,470,923
Issuance of stock                       36        107,964             --            --        108,000
Redemption of stock                    (13)       (38,987)            --            --        (39,000)
Net change in                           --             --             --        44,208         44,208
   accounts receivable stock
Net income                              --             --        745,647            --        745,647
                               -----------    -----------    -----------   -----------    -----------

Balance at January 31          $     1,557    $ 4,598,443    $ 2,771,154   $   (41,376)   $ 7,329,778
                               ===========    ===========    ===========   ===========    ===========


                                                 2001
                                              Additional                    Accounts         Total
                                 Common         Paid-In       Retained     Receivable    Stockholders'
                                  Stock         Capital       Earnings        Stock         Equity
                               ----------------------------------------------------------------------
Balance at July 31             $     1,381    $ 4,070,619    $ 1,516,823   $   (64,167)   $ 5,524,656
Issuance of stock                       64        191,936             --            --        192,000
Redemption of stock                    (10)       (29,990)            --            --        (30,000)
Net change in                           --             --             --         2,874          2,874
   accounts receivable stock
Net income                              --             --        330,282            --        330,282
                               -----------    -----------    -----------   -----------    -----------

Balance at January 31          $     1,435    $ 4,232,565    $ 1,847,105   $   (61,293)   $ 6,019,812
                               ===========    ===========    ===========   ===========    ===========



See accompanying notes to financial statements and accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
 Consolidated Statement of Cash Flows for the Six Months Ended January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
        Statement of Cash Flow for the Six Months Ended January 31, 2001

                                                          2002            2001
                                                          ----            ----
                                                        Reviewed        Compiled
                                                        --------        --------
Cash flows from operating activities:
  Net income                                          $    745,647    $    330,282
  Adjustments to reconcile net income
    to net cash provided (used) by
    operating activities:
      Depreciation and amortization                   $    302,084    $    276,712
      (Gain) loss on sale of property                           --           2,561
  Adjustments for working capital
    changes:
        (Increase) decrease in:
          Receivables                                   (4,383,568)      1,755,414
          Inventories                                  (23,614,245)    (14,188,018)
          Cash value life insurance                        (10,226)             --
          Deferred income tax                               19,376          42,307
        Increase (decrease) in:
          Accounts payable                              18,191,346      12,542,573
          Deposits                                          48,333              --
          Accrued expenses                                (796,793)     (1,309,335)
          Income taxes payable                             406,999        (232,312)
                                                      ------------    ------------

          Total adjustments                             (9,836,694)     (1,110,098)
                                                      ------------    ------------

            Net cash provided (used) by
              operating activities                      (9,091,047)       (779,816)

Cash flows from investing activities:
  Purchase of property and equipment                      (126,827)       (144,655)
                                                      ------------    ------------

            Net cash provided (used) by                   (126,827)       (144,655)
              investing activities
Cash flows from financing activities:
  Net loan proceeds                                      8,198,491       1,371,015
  Net proceeds from issuance of
    common stock                                            69,000         162,000
                                                      ------------    ------------
            Net cash provided by
              financing activities
                                                         8,267,491       1,533,015
                                                      ------------    ------------

  Net increase (decrease) in cash                         (950,383)        608,544
  Cash (deficit) at beginning of                           656,821        (398,914)
    period                                            ------------    ------------
  Cash (deficit) at end of period                     $   (293,562)   $    209,630
                                                      ============    ============

  Supplemental disclosure of cash flow information:
      Interest paid                                   $    379,185    $    585,366
                                                      ============    ============
      Income taxes paid                               $      3,559    $    402,220
                                                      ============    ============



See accompanying notes to financial statements and accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
         Consolidated Schedule of Operating, General and Administrative
                Expenses for the six month ended January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
      Schedule of Operating, General and Administrative for the six months ended January 31, 2001



                                                                         Percent
                                           2002          2001          ------------
                                         Reviewed      Compiled        2002    2001
                                        ----------    ----------       ----    ----

Salaries                                $4,104,905    $3,073,177       3.54    3.18
Directors' fees                             28,467        21,500       0.02    0.02
Convention and seminars                    109,980        56,078       0.09    0.06
Insurance                                  512,510       340,309       0.44    0.35
Life insurance                               2,844        10,798         --    0.01
Office supplies and expense                163,121       203,773       0.14    0.21
Operating supplies                         580,845       547,613       0.50    0.57
Equipment rent                             198,344       189,895       0.17    0.20
Telephone                                  138,053        88,158       0.12    0.09
Utilities                                   52,608        54,567       0.05    0.06
Accounting fees                             38,425        31,260       0.03    0.03
Legal fees                                  49,107        72,774       0.04    0.08
Taxes, payroll                             279,570       230,048       0.24    0.24
Taxes, general                             121,967       114,194       0.11    0.12
Repairs and maintenance                     57,343        75,500       0.05    0.08
Depreciation                               283,985       267,988       0.25    0.28
Amortization                                17,099         7,724       0.01    0.01
Contract labor                              33,692        58,929       0.03    0.06
Postage                                     55,462        46,594       0.05    0.05
Travel and promotion                       237,135       250,760       0.20    0.26
Dues and subscriptions                      26,889        14,775       0.02    0.02
Profit-sharing and pension
   contribution                             12,501        62,664       0.01    0.06
Sales promotion                            453,669       486,244       0.40    0.50
Bank fees                                  580,553       396,361       0.50    0.40
Equipment maintenance                       40,908        50,230       0.04    0.05
Bad debt expense                            19,399            --       0.02      --
Miscellaneous                              258,499       255,384       0.23    0.25
                                        ----------    ----------       ----    ----

                                        $8,457,880    $7,007,297       7.30    7.24
                                        ==========    ==========       ====    ====



See accompanying notes to financial statements and accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                Notes to Financial Statements - January 31, 2001

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

          Professional Veterinary Products, Ltd., Exact Logistics, LLC and ProConn, LLC are presented as consolidating financial statements because they are related through common ownership and control. Their accounting policies follow generally accepted accounting principles and conform to the common practices of the industry in which they are engaged. Exact Logistics, LLC and ProConn, LLC are single member limited liability companies with Professional Veterinary Products, Ltd. as their only corporate member. They have elected to be treated as an unincorporated branch of the parent entity for financial and income tax purposes. All income taxes of the unincorporated branches are reflected and are the responsibility of the parent entity.

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

          (c)  Concentration of credit risk:
                    The Company's cash funds are located in a single financial institution. The bank accounts, at times, exceeded the $100,000 federally insured limit.


See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                Notes to Financial Statements - January 31, 2001

(1)  Organization and summary of significant accounting policies (continued):
          (d)  Accounts receivable:
                    Management considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

                    Accounts receivable arising from stock sales is presented as a deduction from stockholders' equity to the extent the receivable was not paid in cash prior to the date of the reports. Amounts paid prior are presented as the asset Accounts receivable, stock.

                    Summary of breakdown:

                                                                   2002       2001
                                                                   ----       ----
                    Total accounts receivable, stock             $ 49,251     75,418
                    Accounts receivable, stock (Asset) - paid
                      prior to report dates:
                        March 8, 2002                              (7,875)        --
                        March 4, 2001                                  --    (14,125)
                                                                 --------   --------

                    Accounts receivable, stock
                      (Deduction from stockholders' equity)      $ 41,376     61,293
                                                                 ========   ========

          (e)  Inventory:
                    Inventories are stated at the lower of cost or market on the first-in, first-out (FIFO) method of valuation. All products included in inventory are finished goods held for resale.

          (f)  Property and equipment and depreciation:
                    Property and equipment are stated at cost. When an asset is sold or retired, its cost and related accumulated depreciation are eliminated from both the asset and the accumulated depreciation accounts respectively and resulting gains or losses are included in income. Major additions are capitalized and depreciated over their estimated useful lives. For financial reporting purposes, the Company uses the straight-line method and for income tax purposes, the Company uses accelerated depreciation methods. Estimated useful lives for financial purposes are as follows:

                         Building                            40 years
                         Furniture, fixtures & equipment      7 years
                         Computer equipment                   5 years
                         Software                             3 years

                    Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.


See accountant's review report.
             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(1)  Summary of significant accounting policies (continued):

          (g)  Cash and cash equivalents:
                    The corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

          (h)  Amortization:
                    Amortization has been computed on intangible assets as follows:
                         Goodwill           15 and 40 years, straight-line
                         Loan fees          term of the related note,
                                            straight-line (amortized expense is
                                            included in interest)
                         Trademark          15 years, straight line

          (i)  Use of estimates:
                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

          (j)  Income taxes:
                    Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), and the Uniform Capitalization Rules of IRS Code Sec. 263A (capitalization of direct and indirect costs associated with resale activities). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income.

                    Exact Logistics, LLC and ProConn, LLC are single member limited liability companies with Professional Veterinary Products, Ltd. as their only corporate member. They have elected to be treated as an unincorporated branch of the parent entity for income tax purposes. All income taxes of the unincorporated branches are reflected and are the responsibility of the parent entity.


See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(1)  Summary of significant accounting policies (continued):

          (k)  Revenue recognition:
                    In accordance with generally accepted accounting principles, revenue is recognized when the transaction is both realized (or realizable) and earned. Revenue is recognized when products are shipped to customers. Invoices accompany the shipment. The Company sells animal health products which constitutes all of its gross sales.

                    There are two major types of transactions that affect the flow of products to the Company's customers. Traditional "buy/sell" transactions account for approximately ninety percent of the Company's business. In this type of transaction the customer places an order with the Company, which is then picked, packed, shipped, and invoiced to the customer, followed by payment from the customer to the Company. In most traditional "buy/sell" transactions the Company, rather than the manufacturer, sets the price of the products.

                    There are a few product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product. The manufacturer retains title in accordance with the distribution agreements for these products. Within these agreements the manufacturer determines if any promotional funds or rebates will be given to the Company. These "consignment" transactions account for approximately five percent of the Company's business. The Company inventories these products for the manufacturer but does not pay the manufacturer until the product is sold to the customer and reported to the manufacturer. The Company is responsible for maintaining insurance on the products, but the value of the product is not included in the Company's inventory for accounting purposes.

                    Sales promotion revenue is money paid to the Company by various manufacturers specifically to promote their products. Sale promotion revenue is not related to the Company's purchase of product. The promotions are created by the manufacturer and passed on to the consumer by the Company.

                    Sales promotion costs deducted on the Schedule of Operating, General and Administrative Expenses are those related to the sales promotion revenue included in revenue on the Statement of Income.

                    Marketing costs are expensed when the costs are incurred. Promotional expense was $453,669 and $486,244 for the six months ended January 31, 2002 and 2001, respectively, all of which relate to sales promotion revenue. The Company has no advertising costs.


See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(1)  Summary of significant accounting policies (continued):

          (l)  Assets - Recognition and measurement of impairment:
                    The Company's policy is to recognize an impairment loss in accordance with SFAS 121 if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The Company reviews long-lived assets and identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No current impairment exists and no amounts have been recognized.

          (m)  Earnings per share:
                    Basic earnings per share is determined using the weighted average number of common shares outstanding during the period. The weighted average number of common shares outstanding was 1,557 for January 31, 2002 and 1,420 for January 31, 2001.

          (n)  Reclassifications:
                    Certain prior year amounts have been reclassified to conform to the January 31, 2002 presentation.

(2)  Rebates:
          For the six months ended January 31, the Company netted rebates due to stockholders against accounts receivable. The Company offsets accounts receivable for overcharges on sales in excess of an agreed to profit margin of 5% as follows:

                                                    2002              2001
                                                    ----              ----

          Accounts receivable                   $ 27,667,629        22,223,102
            Less rebates                          (4,830,526)       (2,420,859)
                                                ------------      ------------

                Accounts receivable, trade      $ 22,837,103        19,802,243
                                                ============      ============

          Net sales reported on the Statement of Income have been reduced by rebates as follows:

                                                    2002              2001
                                                    ----              ----

          Gross sales                           $118,208,317        97,828,881
            Less rebates                          (4,830,526)       (2,420,859)
                                                ------------      ------------

                Net sales                       $113,377,791        95,408,022
                                                ============      ============

          Rebates are paid in the form of credits against future purchases, never in cash.


See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(3)  Property and equipment:
                                                       Book Value
                                  Accumulated   -----------------------
                         Cost     Depreciation     2002         2001
                         ----     ------------     ----         ----

          Land        $  953,780           --      953,780      953,780
          Buildings    4,715,527      255,008    4,460,519    4,578,407
          Equipment    3,373,922    1,462,133    1,911,789    2,086,129
                      ----------   ----------   ----------   ----------

                      $9,043,229    1,717,141    7,326,088    7,618,316
                      ==========   ==========   ==========   ==========

(4)  Investments in unconsolidated affiliates:

          The Company purchased a 20% interest in AAHA Services Corp. in October, 2000. The remaining 80% is owned by American Animal Hospital Association (AAHA). As of November 1, 2001 the Company determined that it had significant influence over AAHA Services Corp. and accordingly should account for its 20% ownership interest using the "equity method" of accounting for investments.

          The Company purchased less than a 5% interest in Agri-Laboratories, Ltd., which is carried at cost.

          The amounts presented on the balance sheet can be detailed as follows:

                                                                2002         2001
                                                                ----         ----
          Investment in AAHA Services Corp. (20% using
                equity method)                               $       --           --
          Goodwill relating to investment in AAHA Services
                Corp., net of accumulated amortization
                of $ 9,375 (2002) and $ 0 (2001)              1,490,625    1,500,000

          Investment in Agri-Laboratories, Ltd. (at cost)       143,850      143,850
                                                             ----------   ----------

                                                             $1,634,475    1,643,850
                                                             ==========   ==========

(5)  Cash surrender value of life insurance:

          The Company owns insurance policies on the Chief Executive Officer. The total face value of the policies on the life of the Chief Executive Officer was $375,000 at January 31, 2002 and 2001.


See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(6)  Common stock:
          The Company is authorized to issue 30,000 shares of common stock with a par value of $1.00. Issued and outstanding were 1,557 shares at January 31, 2002 and 1,435 shares at January 31, 2001. Holders of common stock are entitled to (a) one vote for each share held on matters submitted to a vote of stockholders, (b) a ratable share of dividends declared and (c) in the event of liquidation or dissolution, a ratable share of earnings after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share.

(7)  Income taxes:

          The Company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at January 31 are detailed as follows (computed at the statutory rate 34%):

                                                                           2002         2001
                                                                           ----         ----
               Noncurrent deferred tax asset -
                 Inventory overhead costs
                   capitalized for tax purposes                         $  37,400       47,600

               Noncurrent deferred tax liability -
                 Accumulated depreciation                                (150,735)     (83,941)
                                                                        ---------    ---------

               Net noncurrent deferred tax asset
                 per financials January 31                               (113,335)     (36,341)

               Prior period deferred tax asset (liability), July 31       (93,959)       5,966
                                                                        ---------    ---------

               Deferred tax expense                                        19,376       42,307

               Taxes currently payable                                    410,558      163,942
                                                                        ---------    ---------

               Income tax provision per financials                      $ 429,934      206,249
                                                                        =========    =========


See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(8)  Long-term debt:
                                                          2002          2001
                                                          ----          ----

          Note payable, bank, 7.42% interest          $ 3,813,791     3,907,422
          Note payable, bank, 9.10% interest            1,074,119     1,155,173
          Note payable, bank, 8.66% interest              915,233     1,171,000
                                                      -----------   -----------
                                                        5,803,143     6,233,595
           Less current portion due within one year      (475,130)     (437,200)
                                                      -----------   -----------

                                                      $ 5,328,013     5,796,395
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

          Total yearly principal payments of long-term debt are due as follows:

                           Note Payable   Note Payable   Note Payable
                            bank, 7.42%    bank, 9.10%    bank, 8.66%       Total
                            ----------     ----------     ----------     ----------

               2003         $  104,876         90,182        280,072        475,130
               2004            112,928         98,740        305,312        516,980
               2005            121,598        108,110        329,849        559,557
               2006            130,934        118,368             --        249,302
               2007            140,986        129,601             --        270,587
               2008-2020     3,202,469        529,118             --      3,731,587
                            ----------     ----------     ----------     ----------

                            $3,813,791      1,074,119        915,233      5,803,143
                            ==========     ==========     ==========     ==========

          The maximum amount available on the revolving line of credit is $15,000,000. The balances due on this line of credit were $12,710,020 and $9,787,054 at January 31, 2002 and 2001, respectively. The interest rate is .25% under the Index. As of February 28, 2002, the interest rate was 4.5%.


See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(8)  Long-term debt (continued):

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

     On April 27, 2000, the company entered into a lease with Chrysler financial for the purpose of leasing a vehicle. The lease minimum rentals were $669 per month for a term of 36 months. The lease was terminated and replaced by a new vehicle lease on December 29, 2001.

     On July 28, 1997, the company entered into a lease with IBM Credit Corporation for the purpose of leasing related computer hardware. The lease minimum rentals are $6,541 per month for a term of 5 years. The lease expires July 30, 2002.

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


     See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(9)  Commitments and contingent liabilities - leases (continued):
     On November 10, 1999, the company entered into a lease with US Bancorp Leasing for the purpose of leasing a floor scrubber. The lease minimum rentals are $306 per month for a term of 48 months. The lease expires October 10, 2003.

     On November 30, 1999, the company entered into a lease with IBM Credit Corp for the purpose of leasing IBM Service Suite Maintenance. The lease minimum rentals are $1,675 per month for a term of 36 months. The lease expires November 30, 2002.

     On November 30, 1999, the company entered into a lease with IOS Capital for the purpose of leasing related copier parts. The lease minimum rentals are $164 per month for a term of 60 months. The lease expires November 30, 2004.

     On February 15, 2000, the company entered into a lease with Chrysler Financial for the purpose of leasing a van. The lease minimum rentals are $416 per month for a term of 36 months. The lease expires February 15, 2003.

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

     On November 15, 2001, the Company entered into a lease with P & L Capital Corp., Inc. for the purpose of leasing one Dell laptop computer. The lease minimum rentals are $104 per month for a term of 24 months. The lease expires October 2003.

     On December 27, 2001, the company entered into a maintenance agreement lease with IBM Credit Corporation. The lease minimum rentals are $1,445 per month for a term of 36 months. The lease expires December 2004.


     See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(9)  Commitments and contingent liabilities - leases (continued):

     On December 29, 2001, the company entered into a lease with Chrysler Financial for the purpose of leasing a vehicle. The lease minimum rentals are $995 per month for a term of 24 months. The lease expires December 2003.

     Minimum future obligations on operating leases in effect on January 31, 2002 are:

          Period ended January 31, 2003     $ 312,772
          Period ended January 31, 2004        91,501
          Period ended January 31, 2005        51,143
          Period ended January 31, 2006        21,260
                                            ---------

                                            $ 476,676
                                            =========

(10) Commitments and contingent liabilities - other:

     The Company is required by its Articles of Incorporation to repurchase stock within 90 days of receiving written notice from the shareholder requesting a redemption of their stock. The redemption price is the price paid by the shareholder for such share of stock. Therefore, the Company is contingently liable in the amount of $4,690,000 as of January 31, 2002.

     The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits where the Company is a defendant. Management believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and that such obligations, if any, would be adequately covered by insurance.

(11) Transactions between Board of Directors, key employees and the company.

          Professional Veterinary Products, Ltd. had sales to the Board of Directors and key employees for the period ended January 31 as follows:

 2002          2001

     Members of the Board of Directors    $1,717,990     1,436,316
     Key employees                               270           463
                                          ----------    ----------

                                          $1,718,260     1,436,779
                                          ==========    ==========


See accountant's review report.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
          Notes to Consolidated Financial Statements - January 31, 2002
                                       and
                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
          Notes to Financial Statements - January 31, 2001 (Continued)

(12) Profit-sharing and 401(k) retirement plans:

          The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $-0- for the period ended January 31, 2002 and 2001.

          The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 15% employee contribution with a 3% contribution. The total provision to the plan was $12,501 and $62,664 for the period ended January 31, 2002 and 2001, respectively.

(13) Segment information:

          Description of the types of products and services from which each reportable segment derives its revenues:
               The Company and subsidiaries have one reportable segment which is animal health related items. This segment buys, sells, and warehouses these items.

          Measurement of segment profit or loss and segment assets:
               The accounting policies of the segment are the same as those described in the summary of significant accounting policies. The Company and subsidiaries evaluate performance based on profit or loss from operations before income taxes not including nonrecurring gains and losses.

          Factors management used to identify the enterprise's reportable segments:
               The Company and subsidiaries do not have separate strategic business units that offer different products or services.

          Information about major customers:
               The Company and subsidiaries did not receive over 10% of revenues from any single external customer.


See accountant's review report.

                       [QUICK & MCFARLIN, P.C. LETTERHEAD]


March 19, 2002




To the Board of Directors
Professional Veterinary Products, Ltd.
Omaha, NE



                           ACCOUNTANTS' REVIEW REPORT

     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of January 31, 2002, and the related statements of consolidated income, stockholders equity, cash flows, and schedule of expenses for the six months then ended in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

     A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

     The January 31, 2001 financial statements of Professional Veterinary Products, Ltd. were compiled by other accountants whose report dated March 4, 2001, stated that they did not express an opinion or any other form of assurance on those statements.

                                       Respectfully submitted,


                                       /s/ Quick & McFarlin, P.C.
                                       Certified Public Accountants

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     Our capital requirements relate primarily to working capital, the expansion of our operations to accommodate sales growth. We maintain significant inventory levels to fulfill our operating commitment to our customers. Historically, we have financed our cash requirements primarily from short-term bank borrowings and cash from operations. As of January 31, 2002 there are no material commitments for capital expenditures

     Net cash used by operating activities of $779,816 for period ending January 31, 2001 was primarily attributable to an increase of $14,188,018 in inventories. These were partially offset by an increase of $12,542,573 in accounts payable and a decrease of $1,755,414 in accounts receivable. Net cash used by operating activities of $9,091,047 for period ending January 31, 2002 was primarily attributable to increases of $4,383,568 in accounts receivable and $23,614,245 in inventories. These were partially offset by an increase of $18,191,346 in accounts payable.

     Net cash used by investing activities of $144,655 for period ending January 31, 2001 was primarily attributable to investments in equipment which was the purchase of office/warehouse equipment plus various computer equipment. Net cash used by investing activities of $126,827 for period ending January 31, 2002 was primarily attributable to investments in equipment which was the purchase of office/warehouse equipment plus various computer equipment.

     Net cash provided by financing activities of $1,533,015 period ending January 31, 2001 was primarily attributable to increases of $1,371,015 in loan proceeds and $162,000 from net proceeds from issuance of common stock. Net cash provided by financing activities of $8,267,491 for period ending January 31, 2002 was primarily attributable to increases of $8,198,491 in loan proceeds and $69,000 from net proceeds from issuance of common stock.


RESULTS OF OPERATIONS

     Six months ended January 31, 2002 as compared to the six months ended January 31, 2001:

     Total revenues for the period ending January 31, 2002 increased 19.7% or $19.0 million. Total revenues for the period totaled $115.8 million compared to $96.8 million for the same period the previous year. The growth was attributable to increased sales to existing customers of $13.3 million and to new customers of $7.7 million. During the period 36 veterinary practices became shareholders of the company while redeeming 13 shares. On January 31, 2002 there were 1,557 shareholders of the company.

     Gross profit for the period ending January 31, 2002 increased $1.9 million to $9.8 million compared to $7.9 million for the same period the previous year. This increase is primarily attributable to the increase in revenues. Gross profit as a percentage of total revenues was 8.5% in the period compared to 8.1% in the same period the previous year. This increase in percentage is primarily attributable to higher margin from the sale of product.

     Operating, general and administrative expenses for the period ending January 31, 2002 increased $1.5 million to $8.5 million in the period compared to $7.0 million for the same period the previous year. This increase is primarily attributable to support the increase in revenues. Such operating, general and administrative expenses as a percentage of total revenues for the period was 7.3% vs. 7.3% in the same period the previous year. This no change in percentage is primarily attributable to the maintaining tight control on expenses while increasing revenues.

     Operating income for the period ending January 31, 2002 increased $490,839 to $1,347,783 in the period compared to $856,694 for the same period the previous year. This increase is primarily attributable to an increase of gross profit of $1,941,422. This was partially offset by an increase of operating, general and administrative expenses of $1,450,583

     Other income/expense went from $320,413 expense to $172,202 expense. Interest expense for period ending January 31, 2002 decreased $185,667 to $385,125 compared to $570,792 for the same period the previous year. This decrease is primarily attributable to lower interest rates paid on the revolving line of credit. This was partially offset by a decrease in interest income of $40,017.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .45 percentage points (a 10% change from the interest rate as of January 31, 2002), assuming no change in the Company's outstanding balance under the line of credit (approximately $12,710,020 as of January 31, 2002), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $57,195.


                                     PART II
                                OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d)  Use of Proceeds:

     On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. Through January 31, 2002, 386 shares of common stock have been sold for an aggregate offering price of $1,158,000.

     There have been no changes since the last reporting period in the amount or payment of the expenses incurred in connection with the issuance and distribution of our common stock. Accordingly, a total reasonable estimate of the amount of expenses is $127,053.56.

     The net offering proceeds to the Company after deducting the total expenses are $1,030,946.50 as of January 31, 2002.

     On November 8, 2001, the Company filed a registration statement (Registration No. 333-72962) for the public offering of an additional 500 shares of common stock, in addition to the shares previously registered under Registration No. 333-86629 that remain unsold. The SEC is currently reviewing this registration statement (Registration No. 333-72962).

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company held its Annual Shareholders' Meeting on December 7, 2001.

     (b) The shareholders voted the elect the following (3) Class II Directors to serve until the 2004 Annual Meeting of shareholders and until their successors are elected.

            Name                  Votes For      Votes Against      Abstentions
            ----                  ---------      -------------      -----------
            Buddy D. Ray            912                0                 0
            Michael B. Davis        912                0                 0
            Steven E. Wright        912                0                 0

ITEM 5:   OTHER INFORMATION

          None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

          None

     (b)  REPORTS ON FORM 8-K

          The Company filed no current reports on Form 8-K during the quarter ended January 31, 2002.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: March 22, 2002              By: /s/ Dr. Lionel L. Reilly, President
                                           -----------------------------------


24