Form 10-K/A
period 2001-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-06-05
CIK 947425

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

         The Undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the year ended July 31, 2001, as set forth below.

PART II.

Item 6.  Selected Financial Data
--------------------------------

         The historical selected financial data set forth below for the five years ended July 31, 2001 are derived from the Company's Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The financial data for the period ended July 31, 2001 is consolidated and includes accounts of Exact Logistics, LLC and ProConn, LLC from December 6, 2000, the date the Company became the sole member of Exact Logistics, LLC and ProConn, LLC. All amounts are in thousands except per share data. No cash dividends were declared.

                                                           At the Year Ended July 31,
                                          1997          1998        1999         2000          2001
For the Year:
-------------
Net sales and other revenues ..........   80,939       94,245      122,253      178,547       199,340
Operating income ......................      160          258           11        1,410         1,320
Net income ............................       46          102          141          547           387
Basic income per share:
   Operating income ...................  $173.63       257.63         9.57     1,109.40        912.08
    Net Income ........................  $ 49.98       101.44       128.52       430.55        267.58
Basic common shares
   outstanding used in the
   calculation ........................      921        1,001        1,095        1,271         1,447

At Year End:
------------
Total assets ..........................  $14,176       20,008       28,358       59,612        50,737

Total long-term obligations ...........  $ 1,302        1,225            -        6,013         5,565

         The following table presents selected financial data for the Company for each of the quarters in the two-year period ended July 31, 2001. The financial data for the period ended July 31, 2001 is consolidated and includes accounts of Exact Logistics, LLC and ProConn, LLC from December 6, 2000, the date the Company became the sole member of Exact Logistics, LLC and ProConn, LLC. The historical selected financial data are derived from the Company's Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. All amounts are in thousands except per share data.

                                                             Quarters  Ended                                        Year Ended
                            October 31, 1999     January 31, 2000      April 30, 2000        July 31, 2000       July 31, 2000
Revenues .................  $         41,784               39,727              42,480               54,556             178,547
Gross profit .............             3,322                4,189               3,749                5,353              16,613
Operating income .........               207                  566                (218)                 855               1,410
Net income ...............               101                  188                (348)                 606                 547
Net income per share .....  $          84.14               151.13             (270.25)              450.17              430.55
Weighted average
    common shares
    outstanding ..........             1,200                1,243               1,289                1,347               1,271

                                                             Quarters  Ended                                        Year Ended
                            October 31, 2000     January 31, 2001      April 30, 2001        July 31, 2001       July 31, 2001
Revenues .................  $         50,095               46,671              51,416               51,158             199,340
Gross profit .............             3,840                4,024               4,392                5,424              17,680
Operating income .........               697                   19                (126)                 730               1,320
Net income ...............               254                 (148)               (241)                 522                 387
Net income per share .....  $         183.00              (104.39)            (164.44)              344.61              267.58
Weighted average
    common shares
    outstanding ..........             1,388                1,420               1,465                1,515               1,447

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
--------------------------------------------------------------------------------
of Operation
------------

Results of Operations

         The following discussion is based on the historical results of operations for fiscal 1999, 2000 and 2001.

Fiscal 1999 Compared to Fiscal 1998:
------------------------------------

         Net sales and other revenue for the fiscal year ending July 31, 1999 increased by 29.7% or $28.0 million. Net sales and other revenue for the 1999 fiscal year totaled $122.2 million compared to $94.2 million for the previous fiscal year. The growth was attributable to increased sales to existing customers of $22.1 million and to new customers of $5.9 million. During the year the number of total shareholders increased by 140 veterinary practices. On July 31, 1999 there were 1,188 shareholders of the Company.

         Gross profit increased by $1.4 million to $10.4 million compared to $9.0 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenues was 8.5% in fiscal 1999 compared to 9.5% in fiscal 1998. This decrease in percentage was primarily due to lower margin from the sale of product.

         Operating, general and administrative expenses increased by $1.6 million to $10.3 million in fiscal year 1999 compared to $8.7 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 1999 was 8.5% vs. 9.3% for fiscal 1998. This decrease in percentage was primarily due to maintaining tight control on expenses while increasing revenue.

         Operating income decreased by $248 thousand to $11 thousand for fiscal year 1999 compared to $258 thousand for the previous year. This decrease was primarily due to a decrease in commissions from $1.8 million for fiscal year 1998 to $1.6 million for fiscal year 1999, an increase of net purchases from $86.7 million for fiscal year 1998 to $114.1 million for fiscal year 1999, an increase of freight out from $2.0 million for fiscal year 1998 to $2.5 million for fiscal year 1999, an increase in vendor rebates from $3.4 million for fiscal year 1998 to $4.6 million for fiscal year 1999, in addition to an increase of operating, general and administrative expenses from $8.7 million for fiscal year 1998 to $10.4 million for fiscal year 1999. This trend of decreasing operating incomes is not likely to continue.

         For fiscal year 1999, the Company's other income (expense) was $223 thousand in income as compared to an expense of $83 thousand for the previous year. The interest expense for the period ending July 31, 1999 increased to $263 thousand from $244 thousand for the same period in the previous year, an increase of $19 thousand. This increase is primarily attributable to interest costs associated with a higher average balance on the Company's revolving line of credit. This increase is partially offset by gain on the sale of the Company's property and equipment at 10100 "J" Street, Omaha, Nebraska of $237 thousand. The expenses were further offset by an increase in interest income of $88 thousand primarily attributable to an increased amount of monthly finance charges which the Company received on past due account receivable balances.

Fiscal 2000 Compared to Fiscal 1999:
------------------------------------

         Net sales and other revenue for the fiscal year ending July 31, 2000 increased by 46% or $56.3 million. Net sales and other revenue for the 2000 fiscal year totaled $178.5 million compared to $122.2 million for the previous fiscal year. The growth was principally attributable to increased sales to existing customers of $37.2 million and to new customers of $18.8 million. During the year the number of total shareholders increased by 193 veterinary practices. On July 31, 2000 there were 1,381 shareholders of the Company.

         Gross profit increased by $6.2 million to $16.6 million compared to $10.4 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 9.3% for fiscal 2000 compared to 8.5% for fiscal 1999. This increase in percentage was primarily due to higher vendor rebates.

         Operating, general and administrative expenses increased by $4.8 million to $15.2 million for fiscal year 2000 compared to $10.4 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2000 was 8.5% vs. 8.5% in fiscal 1999.

         Operating income increased by $1.4 million to $1.4 million for fiscal year 2000 compared to $11 thousand for the previous year. This increase is primarily attributable to the increase in gross profit as a percentage of total revenue while maintaining the percentage of operating, general and administrative expenses.

         For fiscal year 2000, other income (expense) was $533 thousand of expenses as compared to $223 thousand of income for the previous year. Principally as a result of an increase in a higher average balance on the revolving line of credit and debt resulting from the Company's new facility, interest expense for the period ending July 31, 2000 was $862 thousand as compared to $263 thousand for the same period the previous fiscal year. In addition, as a result of an increase in the amount of monthly financial charges on past due account receivable balances, interest income increased by $124 thousand.

Fiscal 2001 Compared to Fiscal 2000:
------------------------------------

         Net sales and other revenue for the fiscal year ending July 31, 2001 increased by 11.6% or $20.8 million. Net sales and other revenue for the 2001 fiscal year totaled $199.3 million compared to $178.5 million for the previous fiscal year. The growth was principally attributable to increased sales to existing customers of $13.6 million and to new customers of $7.6 million. During the year the number of total shareholders increased by 153 veterinary practices. On July 31, 2001 there were 1,534 shareholders of the Company.

         Gross profit increased by $1.1 million to $17.7 million compared to $16.6 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 8.9% for fiscal 2001 compared to 9.3% for fiscal 2000. This decrease in percentage was primarily due to higher freight costs.

         Operating, general and administrative expenses increased by $1.2 million to $16.4 million for fiscal year 2001 compared to $15.2 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2001 was 8.2% vs. 8.5% for fiscal 2000. This decrease in percentage was primarily due to maintaining tight control on expenses while increasing revenue.

         Operating income decreased by $153 thousand to $1.2 million for fiscal year 2001 compared to $1.4 million for the previous year. This decrease is primarily attributable to the decrease in gross profit as a percentage of total revenue while also decreasing the percentage of operating, general and administrative expenses.

         Company's other income (expense) was $504 thousand (expense) for fiscal year 2001 as compared to $533 thousand (expense) for the previous year. In addition, interest expense for the period ending July 31, 2001 increased to $1.0 million as compared to $862 thousand for the same period of the previous year - an increase of $144 thousand. The increase was due to increased borrowing on the Company's revolving line of credit. These increased expenses were partially offset by an increase in interest income of $131 thousand which was due principally to a greater amount of monthly finance charges on past due accounts receivable balances.

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

Liquidity and Capital Resources

         The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the year end, July 31, 2001, there were no additional material commitments for capital expenditures.

         Net cash used by operating activities of $2.1 million in fiscal year ending July 1998 was primarily attributable to increases of $1.5 million in accounts receivable and $4.4 million in inventories. These were partially offset by an increase of $2.6 million in accounts payable. Net cash provided by operating activities of $1.9 million in fiscal year ending July 1999 was primarily attributable to an increase of $6.6 million in accounts receivable. It was partially offset by increases of $0.4 million in inventories and $7.7 million in accounts payable. In the fiscal year ending July 2000, net cash used by operating activities of $5.7 million was primarily attributable to increases of $10.4 million in accounts receivable and $15.8 million in inventories. These were partially offset by an increase of $19.0 million in accounts payable. For the fiscal year ending July 2001, net cash used by operating activities of $5.2 million was primarily attributable to decreases of $3.1 million in accounts receivable and $6.0 million in inventories. These were partially offset by a decrease of $4.8 million in accounts payable.

         In the fiscal year ending July 1998, net cash used by investing activities of $0.4 million was primarily attributable to investments in equipment, which includes the purchase of computer equipment. Net cash used by investing activities of $1.0 million in fiscal year ending July 1999 was primarily attributable to investments in property, which included the purchase of land for future construction of the building, and investments in equipment, such as the purchase of computer equipment. Net cash used by investing activities of $6.7 million in fiscal year ending July 2000 was primarily attributable to investments in property, including the construction of our new building, and investments in equipment, such as the purchase of office and warehouse equipment for use in the new building. Net cash used by investing activities of $0.3 million in fiscal year ending July 2001 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

         Net cash provided by financing activities of $1.3 million in fiscal year ending July 1998 was primarily attributable to increases of $1.0 million in loan proceeds and $0.3 million from net proceeds from issuance of common stock. Net cash provided by financing activities of $1.4 million in fiscal year ending July 1999 was primarily attributable to increases of $1.0 million in loan proceeds and $0.4 million from net proceeds from issuance of common stock. In the fiscal year ending July 2000, net cash provided by financing activities of $10.9 million was primarily attributable to increases of $10.2 million in loan proceeds and $0.6 million from net proceeds from issuance of common stock. In the fiscal year ending July 2001, net cash used by financing activities of $4.3 million was primarily attributable to a decrease of $4.3 million in loan proceeds, an increase of $0.4 million from net proceeds from issuance of common stock, and a bank overdraft of $0.4 million.

Item 9.  Changes in Accountants
-------------------------------

         On March 20, 2002, Marvin E. Jewell & Co., P.C. resigned as the Company's independent auditor. This action was approved by the Company's Audit Committee. During its tenure, Marvin E. Jewell & Co., P.C. did not issue a report on the Company's financial statements that either contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Marvin E. Jewell & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Marvin E. Jewell & Co., P.C., would have caused Marvin E. Jewell & Co., P.C. to make reference to the subject matter of the disagreement in connection with their report.

         Effective March 20, 2002, Quick & McFarlin, P.C. was retained as independent auditor of the Company for the fiscal year ending July 31, 2002, and Quick & McFarlin, P.C. accepted the appointment. Prior to the engagement, the Company did not consult with Quick & McFarlin, P.C. regarding any of the matters or events set forth in Item 304 (a)(2)(i) or (ii) of Regulation S-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------------------------------------------------------------------------

         (a)(1)          Financial Statements
         (a)(3)          Exhibits

         (a)(1) The following financial statements are filed as part of this report:

                  Independent Auditor's Report ..............................................................    F-1
                  Consolidated Balance Sheets for the year ended July 31, 2001 and 2000 .....................    F-2
                  Consolidated Statements of Income for the year ended July 31, 2001, 2000
                          and 1999 ..........................................................................    F-3
                  Consolidated Statements of Stockholders' Equity for the year ended July 31,
                          2001, 2000 and 1999 ...............................................................    F-4
                  Consolidated Statements of Cash Flow for the year ended July 31, 2001,
                          2000 and 1999 .....................................................................    F-5
                  Notes to Financial Statements .............................................................    F-6

                             QUICK & MCFARLIN, P.C.
                     Certified Public Accountants Letterhead

                          Independent Auditor's Report
                          ----------------------------

To the Board of Directors
         Professional Veterinary Products, Ltd.
                  Omaha, Nebraska

         We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended July 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

         As described in Note 15, these consolidated financial statements have been restated for the change in accounting for the investment in an affiliate and for stock subscriptions receivable.

                           /s/ Quick & McFarlin, P.C.

Omaha, Nebraska
April 19, 2002

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                          As of July 31, 2001 and 2000
                        (in Thousands, except share data)

Assets
------
Current assets:                                                                 July 31, 2001     July 31, 2000
   Cash ...................................................................               657                 -
   Accounts receivable, trade, less allowance for doubtful accounts (0)                15,783            20,006
   Accounts receivable, related parties ...................................             2,490               629
   Accounts receivable, other .............................................               129               933
   Prepaid income taxes ...................................................               122                 -
   Inventory ..............................................................            22,342            28,427
                                                                                       ------            ------
         Total current assets .............................................            41,523            49,995
                                                                                       ------            ------
Property and equipment ....................................................             8,916             8,640
   Less accumulated depreciation ..........................................             1,433               896
                                                                                       ------            ------
                                                                                        7,483             7,744
                                                                                       ------            ------
Other assets:
   Goodwill less accumulated amortization
         $60 (2001), $45 (2000) ...........................................               166               181
    Loan origination fee less accumulated amortization
         $5 (2001), $3 (2000) .............................................                15                17
    Trademark, less accumulated amortization
         $1 (2001), $1 (2000) .............................................                 4                 4
     Investments in unconsolidated affiliates .............................             1,513             1,635
     Cash value life insurance ............................................                33                30
     Deferred income tax asset ............................................                 -                 6
                                                                                       ------            ------
                                                                                        1,731             1,873
                                                                                       ------            ------
                                                                                       50,737            59,612
                                                                                       ======            ======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Bank overdraft ........................................................                 -               399
    Notes payable, bank ...................................................             4,294             8,216
    Current portion of long-term debt .....................................               456               420
    Accounts payable, trade ...............................................            31,950            36,154
    Accounts payable, related parties .....................................               535             1,082
    Other current liabilities .............................................             1,532             1,827
                                                                                       ------            ------
         Total current liabilities ........................................            38,767            48,098
                                                                                       ------            ------

Long-term debt ............................................................             5,565             6,013
Deferred income tax liability .............................................                94                 -
                                                                                       ------            ------
         Total liabilities ................................................            44,426            54,111
                                                                                       ------            ------

Stockholders' equity:
   Common stock, $1 par value per share. Authorized 30,000 shares;
      issued and outstanding 1,557 (January 31, 2002), 1,534 shares
      (2001), 1,381 shares (2000) .........................................                 2                 1
   Paid-in capital ........................................................             4,415             3,993
   Retained earnings ......................................................             1,894             1,507
                                                                                       ------            ------
                                                                                        6,311             5,501
                                                                                       ------            ------
                                                                                       50,737            59,612
                                                                                       ======            ======

See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                        Consolidated Statements of Income

                    Years Ended July 31, 2001, 2000 and 1999
                    (in Thousands, except per share amounts)

                                                       July 31,          July 31,          July 31,
                                                         2001              2000              1999
Net sales and other revenue                           $ 199,340           178,547           122,253

Cost of sales                                           181,660           161,934           111,876
                                                      ---------         ---------         ---------

           Gross profit                                  17,680            16,613            10,377

Operating, general and administrative expenses           16,360            15,203            10,366
                                                      ---------         ---------         ---------

           Operating income                               1,320             1,410                11
                                                      ---------         ---------         ---------

Other income (expense):
     Interest income                                        504               373               249
     Interest expense                                    (1,006)             (862)             (263)
     Other                                                   (2)              (44)              237
                                                      ---------         ---------         ---------
                                                           (504)             (533)              223
                                                      ---------         ---------         ---------

Equity in loss of affiliate                                (122)               (9)                -
                                                      ---------         ---------         ---------

           Income before taxes                              694               868               234

Income taxes                                                307               321                93
                                                      ---------         ---------         ---------

           Net income                                 $     387               547               141
                                                      =========         =========         =========

Net earnings per share of
     common stock                                     $  267.58            430.55            128.52
                                                      =========         =========         =========

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                    Years Ended July 31, 2001, 2000 and 1999
                   (in Thousands, except Common Shares Issued)

                                      Common                    Additional
                                      Shares         Common       Paid-in      Retained
                                      Issued          Stock       Capital      Earnings        Total

Balance at July 31, 1998                 1,048      $     1     $ 2,993         $   819      $ 3,813
Issuance of stock                          157                      471               -          471
Redemption of stock                        (17)           -         (50)              -          (50)
Net change in
     Accounts receivable, stock              -            -         (62)              -          (62)
Net income                                   -            -           -             141          141
                                       -------      -------     -------         -------      -------

Balance at July 31, 1999                 1,188            1       3,352             960        4,313
Issuance of stock                          211                      633               -          633
Redemption of stock                        (18)           -         (54)              -          (54)
Net change in
     Accounts receivable, stock              -            -          62               -           62
Net income                                   -            -           -             547          547
                                       -------      -------     -------         -------      -------

Balance at July 31, 2000                 1,381            1       3,993           1,507        5,501
Issuance of stock                          172            1         515               -          516
Redemption of stock                        (19)           -         (57)              -          (57)
Net change in
     Accounts receivable, stock              -            -         (36)              -          (36)
Net income                                   -            -           -             387          387
                                       -------      -------     -------         -------      -------

Balance at July 31, 2001                 1,534      $     2     $ 4,415         $ 1,894      $ 6,311
                                       =======      =======     =======         =======      =======

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow

                    Years Ended July 31, 2001, 2000 and 1999
                                 (in Thousands)

                                                        July 31, 2001    July 31, 2000    July 31, 1999
Cash flows from operating activities:
      Net income                                           $    387         $    547         $    141
                                                           --------         --------         --------
      Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
            Depreciation and amortization                       563              443              288
            (Gain) loss on sale of property                       2               43             (237)
            Equity loss in affiliate                            122                9                -
      Adjustments for working capital changes:
            (Increase) decrease in:
              Receivables                                     3,167          (10,430)          (6,632)
              Inventories                                     6,085          (15,839)             418
              Cash value life insurance                          (3)             (30)               -
              Deferred income tax                               100               (6)               -
            Increase (decrease) in:
              Accounts payable                               (4,751)          19,058            7,736
              Accrued expenses and
                 income taxes payable                          (417)             513              149
                                                           --------         --------         --------
               Total adjustments                              4,868           (6,239)           1,722
                                                           --------         --------         --------
               Net cash provided
                 used (by) operating activities               5,255           (5,692)           1,863
                                                           --------         --------         --------
Cash flows from investing activities:
      Purchase of property and equipment                       (287)          (5,292)          (2,762)
      Purchase of trademark                                       -                -               (5)
      Purchase of investments                                     -           (1,500)            (144)
      Proceeds from sale of property                              -              115            1,878
                                                           --------         --------         --------
                   Net cash provided
                     (used) by investing activities            (287)          (6,677)          (1,033)
                                                           --------         --------         --------

Cash flows from financing activities:
      Net loan proceeds (reduction)                          (4,334)          10,236            1,013
      Bank overdraft                                           (399)             399           (1,110)
      Net proceeds from issuance of
          common stock                                          422              641              360
                                                           --------         --------         --------
                   Net cash provided
                     (used) by financing activities          (4,311)          11,276              263
                                                           --------         --------         --------
Net increase (decrease) in cash                                 657           (1,093)           1,093
Cash at beginning of year                                         -            1,093                -
                                                           --------         --------         --------
Cash at end of year                                        $    657         $      -         $  1,093
                                                           ========         ========         ========

Supplemental disclosure of cash flow information:
      Interest paid                                        $  1,052         $    774         $    258
                                                           ========         ========         ========

      Income taxes paid                                    $    560         $    106         $    117
                                                           ========         ========         ========


          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(1)  Organization and summary of significant accounting policies:

     Organization:
        Professional Veterinary Products, Ltd. was incorporated in the State of Missouri in 1982. The corporation was domesticated in Nebraska on September 22, 1999. The corporation was formed to buy, sell, and warehouse pharmaceuticals and other veterinary related items. The purpose of the corporation is to act as a wholesale distributor primarily to shareholders. Shareholders are limited to the ownership of one share of stock and must be a licensed veterinarian or business entity comprised of licensed veterinarians.

        Exact Logistics, LLC was organized in the State of Nebraska on December 6, 2000. This limited liability company is 100% owned by Professional Veterinary Products, Ltd. The purpose of the LLC is to act as a logistics partner to warehouse and ship products to other animal health distributors.

        ProConn, LLC was organized in the State of Nebraska on December 6, 2000. This limited liability company is 100% owned by Professional Veterinary Products, Ltd. The purpose of the LLC is to act as a supplier of animal health products to the producer or consumer.

        Professional Veterinary Products, Ltd., Exact Logistics, LLC and ProConn, LLC are presented as consolidated financial statements because they are related through common ownership and control. Their accounting policies follow generally accepted accounting principles and conform to the common practices of the industry in which they are engaged. Exact Logistics, LLC and ProConn, LLC are single member limited liability companies with Professional Veterinary Products, Ltd. as their only corporate member. They have elected to be treated as an unincorporated branch of the parent entity for financial and income tax purposes. All income taxes of the unincorporated branches are reflected on these financial statements and are the responsibility of the parent entity.

     Summary of significant accounting policies:
        (a)  Principles of consolidation:
                The consolidated financial statements include the accounts of Professional Veterinary Products, Ltd. and its wholly owned subsidiaries. The term "Company" used herein means Professional Veterinary Products, Ltd. and its subsidiaries, unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company exercises significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost.

        (b)  Use of estimates:
                The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. While actual results could differ from these estimates, management believes these estimates are reasonable.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(1)  Summary of significant accounting policies (continued):

        (c) Concentration of cash balances:
              The Company's cash funds are located in a single financial institution. The bank accounts, at times, exceeded the $100,000 federally insured limit.

        (d) Accounts receivable:
              Management considered accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts was deemed necessary by management.

        (e) Inventory:
              Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. All products included in inventory are finished goods held for resale.

        (f) Property and equipment and depreciation:
              Property and equipment are stated at cost. When an asset is sold or retired, its cost and related accumulated depreciation is eliminated from both the asset and the accumulated depreciation accounts respectively and the resulting gain or loss is included in income. Major additions are capitalized and depreciated over their estimated useful lives. For financial reporting purposes, the Company uses the straight-line method and for income tax purposes, the Company uses accelerated depreciation methods. Estimated useful lives for financial purposes are as follows:

                  Building ..................................  40 years
                  Furniture, Fixtures and Equipment .........   7 years
                  Computer Equipment ........................   5 years
                  Software ..................................   3 years

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(1)  Summary of significant accounting policies (continued):

        (h) Intangible assets and goodwill:
              Intangible assets consist principally of goodwill, loan fees and trademarks. Amortization expense for goodwill and other intangibles was $87, $25, and $15 for 2001, 2000, and 1999, respectively. Management periodically evaluates the recoverability of goodwill and other intangible assets which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired businesses. These analyses necessarily involve significant management judgment. Amortization has been computed on intangible assets as follows:

                       Goodwill ..............  15 and 20 years, straight-line
                       Loan fees .............  term of the related note,
                                                straight-line (amortized expense
                                                is included in interest)
                       Trademark .............  15 years, straight-line

        (i) Income taxes:
              Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), and Uniform Capitalization Rules IRS Code Sec. 263A (capitalization of direct and indirect costs associated with resale activities). The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(1) Summary of significant accounting policies (continued):

        (j) Revenue recognition:
              In accordance with generally accepted accounting principles, revenue is recognized when the transaction is both realized or realizable and earned. Revenue is recognized when products are shipped to customers. Invoices accompany the shipment. The Company sells animal health products which constitute all of its gross sales.

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

              There are a few product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product. The manufacturer retains title in accordance with the distribution agreements for these products. Within these agreements the manufacturer determines if any promotional funds or rebates will be given to the Company. These "consignment" transactions account for approximately five percent of the Company's business. The Company inventories these products for the manufacturer but does not pay the manufacturer until the product is sold to the customer and reported to the manufacturer. The Company is responsible for maintaining insurance on the products, but the value of the product is not included in the inventory for accounting purposes.

              Sales promotion revenue is money paid to the Company by various manufacturers specifically to promote their products. Sale promotion revenue is not related to the Company's purchase of product. The promotions are created by the manufacturer and passed on to the consumer by the Company.

              The Company expenses sales promotion costs as incurred.

        (k) Advertising:
              The Company expenses advertising costs as incurred. Advertising expense was $30, $25, and $16 for the years ended 2001, 2000, and 1999, respectively.

        (l) Direct shipping and handling costs:
              Freight and other direct shipping costs are included in "Cost of sales" on the Consolidated Statements of Income. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to the Company's customers are reflected in "Operating, general and administrative expenses."

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(1) Summary of significant accounting policies (continued):

        (m) Fair value of financial instruments:
              The carrying amounts reported on the balance sheets approximate the fair value for cash, short-term borrowings, and all other variable rate debt (including borrowings under credit agreements). The carrying amounts reported for long-term debt approximate fair value because the interest approximates current market rates for financial instruments with similar maturities and terms.

        (n) Assets - Recognition and measurement of impairment:
              The Company policy is to recognize an impairment loss in accordance with SFAS 121 if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The Company reviews long-lived assets and identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No current impairment exists and none have been recognized.

        (o) Earnings per share:
              Financial Accounting Standards Board Statement No. 128, Earnings per Share ("SFAS No. 128") promulgates accounting standards for the computation and manner of presentation of the Company's earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,447 for July 31, 2001, 1,271 for July 31, 2000, and 1,095 for July 31, 1999.

        (p) Reclassifications:
              Certain prior year amounts have been reclassified to conform to the July 31, 2001 presentation.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(1)  Summary of significant accounting policies (continued):

      (q)New accounting pronouncements:
                In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of FAS 142. The Company will adopt FAS 142 in the first quarter of the fiscal year ending July 31, 2003. The Company believes that the adoption of FAS 142 will not have a material impact on the Company's financial position or results of operation.

                In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). This statement superceded FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121") and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The Company will adopt FAS 144 in the first quarter of fiscal year ending July 31, 2003. The Company believes that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.

(2)  Concentration of credit risk:
         Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. One customer comprised 12.5% of the Company's receivables at July 31, 2001. There were no significant individual receivables at July 31, 2000.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(3)  Rebates:
         At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable for overcharges on sales in excess of an agreed to profit margin as follows:

                                                            2001        2000
                                                            ----        ----
                      Accounts receivable                $ 23,141     $ 26,749
                           Less rebates                    (4,868)      (6,114)
                                                         --------     --------
                           Accounts receivable, net      $ 18,273     $ 20,635
                                                         ========     ========

         Net sales and other revenue reported on the Consolidated Statements of Income were reduced by rebates as follows:

                                                              2001          2000        1999
                                                              ----          ----        ----
                           Gross sales and other revenue   $  204,208    $ 184,661    $ 127,142
                           Less rebates                        (4,868)      (6,114)      (4,889)
                                                           ----------    ---------    ---------

                           Net sales and other revenue     $  199,340    $ 178,547    $ 122,253
                                                           ==========    =========    =========

(4)  Property and equipment:

                                                     Cost                      Book Value
                                                     ----                      ----------
                                             2001             2000           2001       2000
                                             ----             ----           ----       ----
                           Land            $   954         $   954        $   954    $   954
                           Buildings         4,715           4,715          4,519      4,637
                           Equipment         3,247           2,971          2,010      2,153
                                             -----           -----          -----      -----

                                           $ 8,916         $ 8,640        $ 7,483    $ 7,744
                                             =====           =====          =====      =====

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(5) Investment in unconsolidated affiliates:
         The Company purchased a 20% interest in AAHA Services Corp. in June, 2000 for $1,500. The remaining 80% is owned by American Animal Hospital Association (AAHA). The Company determined that it has significant influence over AAHA Services Corp and accordingly should account for its 20% ownership interest using the "equity method" of accounting for investments. The excess of purchase price over underlying equity in the amount of $1,500 (which represents goodwill) is being amortized by the straight-line method over 20 years. The Company purchased less than a 5% interest in Agri-Laboratories, Ltd., which is carried at cost. The amounts presented on the balance sheet can be detailed as follows:

                                                                             2001           2000
                                                                             ----           ----
                  Investment in AAHA Services Corp (equity method),
                    net of amortization and 20% equity method loss        $  1,369       $  1,491
                  Investment in Agri-Laboratories, Ltd. (cost method)          144            144
                                                                            ------         ------

                                                                          $  1,513       $  1,635
                                                                            ======         ======

(6) Common Stock:
         The Company is authorized to issue 30,000 shares of common stock with a par value of $1.00. Issued and outstanding shares amounted to 1,534 at July 31, 2001 and 1,381 at July 31, 2000. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of earnings after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share.

(7) Deferred income taxes:
         The company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at July 31 are as follows (computed at the statutory rate 34%):

                                                               2001    2000
                                                               ----    ----
                   Noncurrent deferred tax asset -
                      Uniform capitalization                  $  37   $  48
                   Noncurrent deferred tax liability -
                      Accumulated depreciation                 (131)    (42)
                                                                ---     ---
                   Net noncurrent deferred tax asset
                     (liability) per financials                 (94)      6
                   Prior year deferred tax asset (liability)      6       -
                                                                ---     ---
                   Deferred tax expense                         100      (6)
                   Taxes currently payable                      207     327
                                                                ---     ---

                   Income tax expense                         $ 307   $ 321
                                                                ===     ===

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(8) Reconciliation of income tax expense:
         A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                                    2001       2000      1999
                                                                    ----       ----      ----
                           Income tax at federal statutory rate    $ 236      $ 296      $ 75
                           State taxes, net of federal taxes           6          8         1
                           Amortization of goodwill                   24          3         -
                           Nondeductible and other items              41         14        17
                                                                     ---         --        --

                                                                   $ 307      $ 321      $ 93
                                                                     ===        ===        ==

(9)  Long-term debt:

                                                                    2000                 2001
                      Note payable, bank, 7.42% interest          $ 3,860             $ 3,951
                      Note payable, bank, 9.10% interest            1,114               1,192
                      Note payable, bank, 8.66% interest            1,047               1,290
                                                                   ------               -----
                                                                    6,021               6,433
                      Less current portion due within one year       (456)               (420)
                                                                   ------              ------
                                                                  $ 5,565             $ 6,013
                                                                    =====              ======

         Note payable, bank, 7.42% interest:
           Monthly installments of principal and interest of $32 commencing January 1, 2000 with a final installment and entire unpaid principal balance due on June 1, 2009. Loan is collateralized by land and building.

         Note payable, bank, 9.10% interest:
           Monthly installments of principal and interest of $15 commencing July 1, 2000 with a final installment and entire unpaid principal balance due on May 1, 2010. Loan is collateralized by land and building.

         Note payable, bank, 8.66% interest:
           Monthly installments of principal and interest of $29 commencing February 1, 2000 with a final installment and entire unpaid principal balance due on January 1, 2005. Loan is collateralized by all business assets.

         Total yearly principal payments of long-term debt are due as follows:

                       Note Payable    Note Payable     Note Payable
                        bank, 7.42%     bank, 9.10%      bank, 8.66%    Total
                        -----------     -----------      -----------    ------
         2002             $  101          $   86             $  269    $   456
         2003                109              94                293        496
         2004                117             103                319        539
         2005                126             113                166        405
         2006                136             124                  -        260
         Thereafter        3,271             594                  -      3,865
                          ------          ------             ------     ------

                          $3,860          $1,114             $1,047    $ 6,021
                          ======          ======             ======     ======

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(9)  Long-term debt (continued):

         The Company has in place a revolving line of credit that provides for borrowings of up to $15,000. The agreement provides for payment on demand, or if no demand is made, in one payment of all outstanding principal plus all accrued unpaid interest on December 1, 2001. Interest is payable at .25% under the U.S. Bank National Association Reference Rate. The balances due on this line of credit were $4,294 and $8,216 for 2001 and 2000, respectively. The weighted average interest rates of borrowings outstanding under the revolving credit agreement were 8.35%, 8.44%, and 7.71% for 2001, 2000, and 1999 respectively. The line of credit is collateralized by all business assets.

         All the above loan agreements are with US Bank. These loan agreements contain certain covenants to related financial ratios. Covenants relating interest bearing debt to tangible net worth were waived by the bank for July 31, 2000. The covenants were met for July 31, 2001.

(10) Commitments and contingent liabilities - leases:
         The Company leases various equipment under noncancelable operating leases expiring through September 2005. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

         Minimum future obligations on operating leases in effect on July, 31, 2001 were as follows:

                           Year ended July 31, 2002               $   386
                           Year ended July 31, 2003                   140
                           Year ended July 31, 2004                    39
                           Year ended July 31, 2005                    32
                           Year ended July 31, 2006                     5
                                                                    -----
                                                                  $   602
                                                                    =====

         Total lease expense was $399, $275, and $121 for 2001, 2000, and 1999, respectively.

(11) Commitments and contingent liabilities - other:
         The Company is required by its Articles of Incorporation to repurchase stock within 90 days of receiving written notice from the shareholder requesting a redemption of their stock. The redemption price is the price paid by the shareholder for such share of stock. Therefore, the Company was contingently liable for $4.5 million as of July 31, 2001.

         The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits where the Company is a defendant. Management believes that the ultimate obligations if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and that such obligations, if any, would be adequately covered by insurance.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(12) Related party transactions:
         In the normal course of business the Company sells to its directors, officers, and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

                                                    2001           2000
                                                    ----           ----
                        Affiliates (AAHA)         $ 2,285         $ 412
                        Board of Directors            197           213
                        Officer                         1             1
                        Employees                       7             3
                                                   ------          ----
                                                  $ 2,490         $ 629
                                                   ======          ====

         Accounts payable, related parties on the balance sheet include amounts payable on demand as of July 31 to the following:

                                                            2001      2000
                                                            ----      -----
                        Affiliates (Agri-Laboratories)     $ 535    $ 1,082
                                                            ====      =====

         Net sales on the Consolidated Statements of Income include sales to related parties as follows:

                                                     2001        2000        1999
                                                     ----        ----        ----
                           Affiliates (AAHA)       $  8,761     $ 4,080          -
                           Board of Directors         2,857       3,238     $2,844
                           Officer                        3           9          6
                           Employees                    100          16         24
                                                     ------       -----      -----
                                                   $ 11,721     $ 7,343     $2,874
                                                     ======       =====      =====


         Purchases from related parties were as follows:

                                                        1999        2001        2000
                                                       ------       -----       -----
                  Affiliates (Agri-Laboratories)     $ 10,518     $ 6,894     $ 1,601
                                                       ======       =====       =====

(13) Profit-sharing and 401(k) retirement plan:
         The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $341, $348, and $242 for 2001, 2000, and 1999, respectively.

         The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 15% employee contribution with a 3% contribution. The total provision to the plan was $142, $115, and $89 for the years ended July 31, 2001, 2000, and 1999, respectively.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(14) Segment Information:
         The Company has one reportable segment which buys, sells, and warehouses animal health related items. The Company does not have separate strategic business units that offer different products or services. The Company did not receive over 10% of revenues from any single external customer.

(15) Restatement of financial statements:
         Subsequent to the issuance of the Company's 2001 consolidated financial statements and the filing of its 2001 Annual Report on Form 10-K with the SEC, the Company's management determined that the accounting related to the equity method investment in AAHA Services Corp would require restatement of the financial statements. The Company's restatement reflects the change of accounting for the investment in AAHA Services Corp. from the cost method to the equity method. The effect of the restatement is shown in the table below:

                                                                 2001         2000         1999
                                                                 ----         ----         ----
              Net income as previously reported               $   509      $   556      $   141

              Impact of restatement for:
                Equity  in loss of affiliate                     (122)          (9)          -0-
                                                                 ----      -------          ---

              Net income as restated                          $   387      $   547      $   141
                                                                 ====      =======          ===

         The principal effect of these items on the accompanying financial statements are set forth below:

                                                        Consolidated Statements of Income
                                      2001         2001         2000         2000         1999         1999
                                   Previously                Previously                Previously
                                    Reported    As Restated   Reported   As Restated    Reported    As Restated
                                    --------    -----------   --------   -----------    --------    -----------
     Equity in loss of affiliate         -         (122)            -           (9)           -            -

     Income before taxes               816          694           878          868          234          234

     Net income                        509          387           557          547          141          141

     Net income per share          $351.55      $267.58      $ 437.93      $430.55      $128.52      $128.52


    For the fiscal years ended 2001 and 2000, accounts receivable - stock was reclassified to paid-in capital.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                    Years ended July 31, 2001, 2000, and 1999
                  (Amounts in Thousands, Except Per Share Data)

(15) Restatement of financial statements: (continued)

                                                           Consolidated Balance Sheet
                                               As of July 31, 2001                 As of July 31, 2000
                                       Previously                       Previously
                                       Reported        As Restated      Reported      As Restated
                                       --------        -----------      --------      -----------
     Investments in unconsolidated
        affiliates                        1,644           1,513            1,644         1,635

     Total assets                        50,982          50,737           59,700        59,612

     Paid-in capital                      4,529           4,415            4,071         3,993

     Retained earnings                    2,025           1,894            1,516         1,507

     Total stockholders' equity           6,557           6,311            5,589         5,501

(16)  Selected quarterly financial data:
                  The following presents certain unaudited quarterly financial data and certain audited, restated year end financial data:

                                                          Quarters  Ended                                          Year Ended
                               October 31, 1999     January 31, 2000      April 30, 2000       July 31, 2000       July 31, 2000
Revenues .................     $         41,784               39,727              42,480              54,556             178,547
Gross profit .............                3,322                4,189               3,749               5,353              16,613
Operating income..........                  207                  566                (218)                855               1,410
Net income ...............                  101                  188                (348)                606                 547
Net income per share           $          84.14               151.13             (270.25)             450.17              430.55
Weighted average
    common shares
    outstanding ..........                1,200                1,243               1,289               1,347               1,271



                                                          Quarters  Ended                                           Year Ended
                               October 31, 2000     January 31, 2001      April 30, 2001       July 31, 2001       July 31, 2001
Revenues .................     $         50,095               46,671              51,416              51,158             199,340
Gross profit .............                3,840                4,024               4,392               5,424              17,680
Operating income..........                  697                   19                (126)                730               1,320
Net income ...............                  254                 (148)               (241)                522                 387
Net income per share           $         183.00              (104.39)            (164.44)             344.61              267.58
Weighted average
    common shares
    outstanding ..........                1,388                1,420               1,465               1,515               1,447

     (a)(3)   Exhibits

              16 Letter dated March 20, 2002 from Marvin E. Jewell & Co., P.C to the Securities and Exchange Commission
              23.1     Consent of Quick & McFarlin, P.C.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:    June 5, 2002

                                PROFESSIONAL VETERINARY PRODUCTS, LTD.

                                By:   /s/ Dr. Lionel L. Reilly
                                      -----------------------------
                                      Dr. Lionel L. Reilly

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      Signature                          Capacity

                      /s/ Dr. Lionel L. Reilly           President
     --------------------------------------------
                      Dr. Lionel L. Reilly

                      /s/ Neal B. Soderquist             Chief Financial Officer
     --------------------------------------------
                      Neal B. Soderquist

                             *                           Director
     --------------------------------------------
                      Mark A. Basinger

                             *                           Director
     --------------------------------------------
                      Raymond C. Ebert II

                             *                           Director
     --------------------------------------------
                      Fred G. Garrison

                             *                           Director
     --------------------------------------------
                      Kenneth R. Liska

                               *                                   Director
        -------------------------------------------
                         Wayne E. Rychnovsky


                               *                                   Director
        -------------------------------------------
                         Chester L. Rawson


                               *                                   Director
        -------------------------------------------
                         Amy Lynne Hinton


                               *                                   Director
        -------------------------------------------
                         Michael L. Whitehair


        *By:                     /s/ Dr. Lionel L. Reilly
              --------------------------------------------
                                 Dr. Lionel L. Reilly
                                 As: Attorney-in-fact