Form 10-Q/A
period 2001-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-06-05
CIK 947425

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

     The Undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended October 31, 2001, as set forth below.

PART I      FINANCIAL INFORMATION                                                       PAGE

     ITEM 1.   FINANCIAL STATEMENTS
     ------------------------------

               Consolidated Balance Sheet at October 31, 2001 and July
               31, 2001 (unaudited)...........................................          2

               Consolidated Statements of Income for the three months
               ended October 31, 2001 and 2000 (unaudited)....................          3

               Consolidated Statements of Cash Flow at the three months
               ended October 31, 2001 and 2000 (unaudited)....................          4

               Notes to Financial Statements..................................          5

               Accountant's Review Report.....................................          9


                           Consolidated Balance Sheets
              As of October 31, 2001 and July 31, 2001 (Unaudited)
                        (in Thousands, except share data)

                                                                                    October 31,   July 31,
                                                                                      2001          2001
Assets
Current assets:
    Cash                                                                           $      54     $     657
    Accounts receivable, trade, less allowance for doubtful accounts (0)              23,415        15,783
    Accounts receivable, related parties                                               2,585         2,490
    Accounts receivable, other                                                            15           129
    Prepaid income taxes                                                                   -           122
    Inventory                                                                         21,280        22,342
                                                                                     -------       -------
        Total current assets                                                          47,349        41,523
                                                                                     -------       -------
Property and equipment                                                                 8,940         8,916
    Less accumulated depreciation                                                      1,573         1,433
                                                                                     -------       -------
                                                                                       7,367         7,483
                                                                                     -------       -------
Other assets:
    Goodwill less accumulated
      amortization $64 (October 31, 2001), $60 (July 31, 2001)                           162           166
    Loan origination fee less accumulated
      amortization $5 (October 31, 2001), $5 (July 31, 2001)                              15            15
    Trademark, less accumulated
      amortization $1 (October 31, 2001), $1 (July 31, 2001)                               4             4
    Investment in unconsolidated affiliates                                            1,496         1,513
    Cash value life insurance                                                             33            33
                                                                                     -------       -------
                                                                                       1,710         1,731
                                                                                     -------       -------
                                                                                   $  56,426     $  50,737
                                                                                     =======       =======
Liabilities and Stockholders' Equity
Current liabilities:
    Bank overdraft                                                                 $   1,277     $       -
    Notes payable, bank                                                                7,958         4,294
    Current portion of long-term debt                                                    465           456
    Accounts payable, trade                                                           32,177        31,950
    Accounts payable, related parties                                                  1,399           535
    Other current liabilities                                                            851         1,532
                                                                                     -------       -------
        Total current liabilities                                                     44,127        38,767
                                                                                     -------       -------
Long-term debt                                                                         5,448         5,565
Deferred income tax liability                                                            102            94
                                                                                     -------       -------
        Total liabilities                                                             49,677        44,426
                                                                                     -------       -------
Stockholders' equity:
    Common stock, $1 par value per share. Authorized 30,000 shares; issued and
      outstanding 1,546 shares (October 31, 2001), 1,534 shares                            2             2
     (July 31, 2001)
    Paid-in capital                                                                    4,511         4,415
    Retained earnings                                                                  2,236         1,894
                                                                                     -------       -------
                                                                                       6,749         6,311
                                                                                     -------       -------
                                                                                   $  56,426     $  50,737
                                                                                     =======       =======

                See accompanying notes to financial statements

                        Consolidated Statements of Income
            Three Months Ended October 31, 2001 and 2000 (Unaudited)
                        (in Thousands, except share data)


                                                   October 31,       October 31,
                                                       2001            2000

Net sales and other revenue                          $ 59,578        $ 50,095

Cost of sales                                          54,816          46,255
                                                     --------        --------

         Gross profit                                   4,762           3,840


Operating, general and administrative expenses          4,024           3,143
                                                     --------        --------

         Operating income                                 738             697
                                                     --------        --------

Other income (expense):
     Interest income                                      117             111
     Interest expense                                    (194)           (312)
     Other                                                  -              (2)
      Equity in loss of affiliate                         (17)            (18)
                                                     --------        --------
                                                          (94)           (221)
                                                     --------        --------

         Income before taxes                              644             476

Income taxes                                              302             222
                                                     --------        --------

         Net income
                                                     $    342        $    254
                                                     ========        ========

Net earnings per share of
     common stock                                    $ 222.40        $ 182.30
                                                     ========        ========

Weighted average common
     shares outstanding                                 1,536           1,388
                                                     ========        ========

                 See accompanying notes to financial statements.

                      Consolidated Statements of Cash Flow
            Three Months Ended October 31, 2001 and 2000 (Unaudited)
                                 (in Thousands)

                                                                                     October 31,    October 31,
                                                                                        2001           2000
Cash flows from operating activities:

    Net income                                                                         $   342        $   254
    Adjustments to reconcile net income to net cash provided (used) by operating activities:
        Depreciation and amortization                                                      144            135
        (Gain) loss on sale of property                                                      -              3
        Equity in loss of affiliate                                                         17             18
      Adjustments for working capital changes:

             (Increase) decrease in:
               Receivables                                                              (7,400)        (7,934)
               Inventories                                                               1,062          5,232
               Deferred income tax                                                           8             20
             Increase (decrease) in:
               Accounts payable                                                            878          5,473
               Accrued expenses and income tax payable                                    (561)        (1,219)
                                                                                       -------        -------
                 Total adjustments                                                      (5,852)         1,728
                                                                                       -------        -------

                 Net cash provided (used) by
                    operating activities                                                (5,510)         1,982

Cash flows from investing activities:
    Purchase of property and equipment                                                     (23)           (37)
                                                                                       -------        -------

                 Net cash provided (used) by
                    investing activities                                                   (23)           (37)
                                                                                       -------        -------

Cash flows from financing activities:

    Net loan proceeds (reduction)                                                        3,557         (3,083)
    Bank overdraft at beginning of period                                                    -           (399)
    Bank overdraft at end of period                                                      1,277          1,475
    Net proceeds from issuance of
      common stock                                                                          96             62
                                                                                       -------        -------

                 Net cash provided (used) by
                    financing activities                                                 4,930         (1,945)
                                                                                       -------        -------

Net increase (decrease) in cash                                                           (603)             -
                                                                                       -------        -------
Cash at beginning of year                                                                  657              -
                                                                                       -------        -------
Cash at end of period                                                                  $    54        $     -
                                                                                       -------        -------

Supplemental disclosure of cash flow information:

    Interest paid                                                                      $   189        $   330
                                                                                       =======        =======
    Income taxes paid                                                                  $     3        $   232
                                                                                       =======        =======

                 See accompanying notes to financial statements

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                October 31, 2001
                        (in Thousands, except share data)
                                   (unaudited)

   (1)  Accounting policies:

          The accompanying condensed, consolidated financial statements of Professional Veterinary Products, Ltd., and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission
          (SEC). Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements

          The information contained in the financial statements is unaudited. The statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          These condensed, consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2001 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 1 to the Consolidated Financial Statements included on Form 10-K referred to above.

          The results of operations and cash flows for the three months ended October 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002 or any other period.

          Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                October 31, 2001
                        (in Thousands, except share data)
                                   (unaudited)

    (2)  New accounting pronouncements:

          In June 2001, the Financial Accounting Standards Board finalized FASB Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of FAS 142. The Company believes that the adoption of FAS 142 will not have a material impact on the Company's financial position or results of operation.

          In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121") and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The Company believes that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.

    (3)  Segment information:

            The Company has one reportable segment which buys, sells, and warehouses animal health related items. The Company does not have separate strategic business units that offer different products or services. The Company did not receive over 10% of revenues from any single external customer.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                October 31, 2001
                        (in Thousands, except share data)
                                   (unaudited)

    (4)  Restatement of the condensed, consolidated financial statements:

          Subsequent to the issuance of the Company's condensed, consolidated financial statements as of October 31, 2001 on Form 10-Q with the SEC, the Company's management determined that the accounting related to the equity method investment in AAHA Services Corp would require restatement of the financial statements to reflect the change of accounting from the cost method to the equity method. The amounts restated include amortization of goodwill and accruals of profit sharing and the related income tax expense. The effect of the restatement is shown in the table below:

                                          October 31, 2001      October 31, 2000
                                          ----------------      ----------------

          Net income previously reported      $  482                 $  348

          Impact of restatement for:
              Equity  in loss of affiliate       (17)                   (18)
              Profit sharing expense             (92)                   (57)
              Income tax expense                 (31)                   (19)
                                              -------                -------
              Net income as restated          $  342                 $  254
                                              =======                =======

          The principal effects of these items on the accompanying financial statements are set forth below:


                                                             Consolidated Statements of Income
                                                October 31, 2001                October 31, 2000
                                                ----------------                ----------------
                                        Previously                    Previously
                                         Reported        As Restated   Reported        As Restated
                                         --------        -----------   --------        -----------
          Operating, general, and
            Administrative expenses   $    3,932         $    4,024     $     3,086    $   3,143

          Income before taxes                753                644             550          476

          Income taxes                       271                302             202          222

          Net Income                  $      482         $      342     $       348    $     254

          Net income per share        $   313.88         $   222.40     $    250.51    $  182.30

          For the periods ended October 31, 2001 and October 31, 2000, accounts receivable - stock was reclassified to paid-in capital.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                October 31, 2001
                        (in Thousands, except share data)
                                   (unaudited)

(4) Restatement of the condensed, consolidated financial statements (continued):

                                                 Consolidated Balance Sheets
                                        October 31, 2001          July 31, 2001
                                        -----------------         --------------
                               Previously
                                 Reported     As Restated           As Reported
                               -----------    -----------           -----------

    Investments in
      unconsolidated affiliates  $   1,644      $   1,496             $   1,513
                                 =========      =========             =========

    Total assets                  $ 56,628       $ 56,426              $ 50,737
                                    ======       ========              ========

    Paid-in capital              $   4,565      $   4,511            $    4,415
                                 =========      =========            ==========

    Retained earnings            $   2,508      $   2,236            $    1,894
                                 =========      =========            ==========

    Total stockholders' equity   $   7,075      $   6,749            $    6,311
                                 =========      =========            ==========

                             QUICK & MCFARLIN, P.C.
                     Certified Public Accountants Letterhead




                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
Professional Veterinary Products, Ltd.
Omaha, Nebraska

     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of October 31, 2001, and the related statements of consolidated income and cash flows for the three month periods ended October 31, 2001 and 2000 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

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

     The July 31, 2001 balance sheet included in these financial statements was audited by us. Our audit report dated April 19, 2002 expressed an unqualified opinion on that balance sheet.

     As mentioned in an accompanying note, the quarterly information contained in this report has been restated for the change in accounting for the investment in an affiliate and for certain accruals that were necessary for presentation in accordance with generally accepted accounting principles.

                                               /s/ Quick & McFarlin, P.C.


Omaha, Nebraska
May 15, 2002

ITEM 2:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

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

     Net cash provided by operating activities of $2.0 million for period ending October 31, 2000 was primarily attributable to an increase of $7.9 million in accounts receivable and $5.5 million in accounts payable. These were partially offset by a decrease of $5.2 million in inventories. Net cash used by operating activities of $5.5 million for period ending October 31, 2001 was primarily attributable to an increase of $7.4 million in accounts receivable and $0.9 million in accounts payable. These were partially offset by a decrease of $1.0 million in inventories.

     Net cash used by investing activities of $37.0 thousand for period ending October 31, 2000 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash used by investing activities of $23.0 thousand for period ending October 31, 2001 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

     Net cash used by financing activities of $3.0 million for period ending October 31, 2000 was primarily attributable to reduction of $3.1 million in loan proceeds and increase of $62.0 thousand from net proceeds from issuance of common stock. Net cash provided by financing activities of $3.7 million for period ending October 31, 2001 was primarily attributable to increases of $3.6 million in loan proceeds and $96.0 thousand from net proceeds from issuance of common stock.

RESULTS OF OPERATIONS

     Three months ended October 31, 2001 as compared to the three months ended October 31, 2000:

     Net sales and other revenues for the period ending October 31, 2001 increased by 18.9% or $9.5 million. Net sales and other revenues for the period totaled $59.6 million compared to $50.1 million for the same period the previous year. The growth was attributable to increased sales to existing veterinary shareholders and also the addition of new shareholders. During the period 12 veterinary practices became shareholders of the Company. On October 31, 2001 there were 1,546 shareholders of the company.

     Gross profit for the period ending October 31, 2001 increased by $10.0 million to $4.8 million compared to $3.8 million for the same period the previous year. Gross profit as a percentage of total revenues was 8.0% in the period compared to 7.7% in the same period the previous year.

     Operating, general and administrative expenses for the period ending October 31, 2001 increased by $0.8 million to $3.9 million in the period compared to $3.1 million for the same period the previous year. Such operating, general and administrative expenses as a percentage of total revenues for the period was 6.6% vs. 6.2% in the same period the previous year.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
---------------------------------------------------------------------

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .525 percentage points (a 10% change from the interest rate as of October 31, 2001), assuming no change in the Company's outstanding balance under the line of credit (approximately $8.0 million as of October 31, 2001), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $42 thousand.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf bythe undersigned thereunto duly authorized.

Date: June 5, 2002                     By: /s/ Dr. Lionel L. Reilly
                                           -------------------------------------
                                           Dr. Lionel L. Reilly, President