Form 10-Q/A
period 2002-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-06-05
CIK 947425

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

         The Undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended January 31, 2002, as set forth below.

PART I         FINANCIAL INFORMATION                                              PAGE
         ITEM 1.   FINANCIAL STATEMENTS
         -------------------------------

                   Consolidated  Balance Sheet at January 31, 2002 and July
                   31, 2001 (unaudited) .....................................     2

                   Consolidated  Statements of Income for the six months
                   ended January 31, 2002 and 2001 (unaudited) ..............     3

                   Consolidated Statements of Cash Flow at the six months
                   ended January 31, 2002 and 2001 (unaudited) ..............     4

                   Notes to Financial Statements ............................     5

                   Accountant's Review Report ...............................     9

                           Consolidated Balance Sheets
              As of January 31, 2002 and July 31, 2001 (Unaudited)
                        (in Thousands, except share data)


                                                                                January 31,   July 31,
                                                                                   2002         2001
Assets
Current assets:
    Cash                                                                           $    97     $   657
    Accounts receivable, trade, less allowance for doubtful accounts (0)            19,971      15,783
    Accounts receivable, related parties                                             2,866       2,490
    Accounts receivable, other                                                          14         129
    Prepaid income taxes                                                                 -         122
    Inventory                                                                       45,957      22,342
                                                                                   -------     -------
        Total current assets                                                        68,905      41,523
                                                                                   -------     -------
Property and equipment                                                               9,043       8,916
    Less accumulated depreciation                                                    1,717       1,433
                                                                                   -------     -------
                                                                                     7,326       7,483
                                                                                   -------     -------
Other assets:
    Goodwill less accumulated
      amortization $68 (January 31, 2002), $60 (July 31, 2001)                         158         166
    Loan origination fee less accumulated
      amortization $6 (January 31, 2002), $5 (July 31, 2001)                            14          15
    Trademark, less accumulated
      amortization $1 (January 31, 2002), $1 (July 31, 2001)                             4           4
    Investment in unconsolidated affiliates                                          1,479       1,513
    Cash value life insurance                                                           42          33
                                                                                   -------     -------
                                                                                     1,697       1,731
                                                                                   -------     -------
                                                                                   $77,928     $50,737
                                                                                   =======     =======
Liabilities and Stockholders' Equity
Current liabilities:
    Bank overdraft                                                                 $   390     $     -
    Notes payable, bank                                                             12,710       4,294
    Current portion of long-term debt                                                  475         456
    Accounts payable, trade                                                         49,039      31,950
    Accounts payable, related parties                                                1,637         535
    Other current liabilities                                                        1,339       1,532
                                                                                   -------     -------
        Total current liabilities                                                   65,590      38,767
                                                                                   -------     -------
Long-term debt                                                                       5,328       5,565
Deferred income tax liability                                                          114          94
                                                                                   -------     -------
        Total liabilities                                                           71,032      44,426
                                                                                   -------     -------
Stockholders' equity:
    Common stock, $1 par value per share. Authorized 30,000 shares; issued and
      outstanding 1,557shares (January 31, 2002), 1,534 shares                           2           2
     (July 31, 2001)
    Paid-in capital                                                                  4,549       4,415
    Retained earnings                                                                2,345       1,894
                                                                                   -------     -------
                                                                                     6,896       6,311
                                                                                   -------     -------
                                                                                   $77,928     $50,737
                                                                                   =======     =======

           See accompanying notes to consolidated financial statements

                        Consolidated Statements of Income
     Three and Six Month Periods Ended January 31, 2002 and 2001 (Unaudited)
                        (in Thousands, except share data)

                                            Three Months Ended                Six Months Ended
                                        January 31,      January 31,      January 31,      January 31,
                                           2002             2001             2002             2001

 Net sales and other revenue            $  56,219        $  46,671        $ 115,797        $  96,766

 Cost of sales                             51,175           42,647          105,991           88,902
                                        ---------        ---------        ---------        ---------

            Gross profit                    5,044            4,024            9,806            7,864


Operating, general and administrative
      expenses                              4,626            4,005            8,650            7,148
                                        ---------        ---------        ---------        ---------

            Operating income                  418               19            1,156              716
                                        ---------        ---------        ---------        ---------

 Other income (expense):
      Interest income                          95              143              213              253
      Interest expense                       (190)            (259)            (385)            (571)
      Other                                     -                -                -               (3)
      Equity in loss of affiliate             (17)             (18)             (34)             (36)
                                        ---------        ---------        ---------        ---------
                                             (112)            (134)            (206)            (357)
                                        ---------        ---------        ---------        ---------

            Income before taxes               306             (115)             950              359

 Income taxes                                 196               33              499              254
                                        ---------        ---------        ---------        ---------

            Net income                  $     110        $    (148)       $     451        $     105
                                        =========        =========        =========        =========

 Net earnings per share of common
      stock                             $   70.43        $ (104.39)       $  291.70        $   74.64
                                        =========        =========        =========        =========

 Weighted average common shares
      outstanding                           1,557            1,420            1,547            1,404
                                        =========        =========        =========        =========


          See accompanying notes to consolidated financial statements.

                      Consolidated Statements of Cash Flow
             Six Months Ended January 31, 2002 and 2001 (Unaudited)
                                 (in Thousands)

                                                                                      January 31,    January 31,
                                                                                         2002            2001

Cash flows from operating activities:
    Net income                                                                         $    451        $    105
                                                                                       --------        --------
    Adjustments to reconcile net income to net cash
      provided (used) by operating activities:
        Depreciation and amortization                                                       293             277
        (Gain) loss on sale of property                                                       -               3
        Equity in loss of affiliate                                                          34              36
      Adjustments for working capital changes:
             (Increase) decrease in:
               Receivables                                                               (4,449)          1,753
               Inventories                                                              (23,614)        (14,188)
               Cash value life insurance                                                    (11)              -
               Deferred income tax                                                           20              42
             Increase (decrease) in:
               Accounts payable                                                          18,191          12,543
               Accrued expenses and income tax payable                                      (71)         (1,352)
                                                                                       --------        --------
                 Total adjustments                                                       (9,607)           (886)
                                                                                       --------        --------

                 Net cash provided (used) by
                    operating activities                                                 (9,156)           (781)
                                                                                       --------        --------

Cash flows from investing activities:
    Purchase of property and equipment                                                     (127)           (145)
                                                                                       --------        --------

                 Net cash provided (used) by
                    investing activities                                                   (127)           (145)
                                                                                       --------        --------

Cash flows from financing activities:
    Net loan proceeds (reduction)                                                         8,198           1,371
    Bank overdraft                                                                          390            (399)
    Net proceeds from issuance of
      common stock                                                                          135             164
                                                                                       --------        --------

                 Net cash provided (used) by
                    financing activities                                                  8,723           1,136
                                                                                       --------        --------

Net increase (decrease) in cash                                                            (560)            210
Cash at beginning of year                                                                   657               -
                                                                                       --------        --------
Cash at end of period                                                                  $     97        $    210
                                                                                       ========        ========

Supplemental disclosure of cash flow information:
    Interest paid                                                                      $    379        $    585
                                                                                       ========        ========
    Income taxes paid                                                                  $      4        $    402
                                                                                       ========        ========

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                January 31, 2002
                        (in Thousands, except share data)
                                   (unaudited)

  (1) Accounting policies:
     The accompanying condensed, consolidated financial statements of Professional Veterinary Products, Ltd., and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements

     The information contained in the financial statements is unaudited. The statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair statement of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated.

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

     The results of operations and cash flows for the six months ended January 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                January 31, 2002
                        (in Thousands, except share data)
                                   (unaudited)

  (2) New accounting pronouncements (continued):
     In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121") and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The Company believes that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.

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

                                          January 31, 2002     January 31, 2001
                                          ----------------     ----------------
     Net income as previously reported      $   746              $   330
       Impact of restatement for:
        Amortization expense                    (25)                 (36)
        Profit sharing expense                 (201)                (141)
        Income tax expense                      (69)                 (48)
                                               ----                 ----

     Net income as restated                 $   451              $   105
                                               ====                 ====

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                January 31, 2002
                        (in Thousands, except share data)
                                   (unaudited)

  (4) Restatement of the condensed, consolidated financial statements (continued): The principal effect of these items on the accompanying financial statements are set forth below:

                                            Consolidated Statements of Income
                                    Six Months Ended                  Six Months Ended
                            Jan. 31, 2002    Jan. 31, 2002     Jan. 31, 2001    Jan. 31, 2001
                            -------------    -------------     -------------    -------------
                               Previously                        Previously
                                 Reported      As Restated         Reported       As Restated
                                 --------      -----------         --------       -----------
Operating, general, and
  administrative expenses         8,458            8,650             7,007            7,148

Income before taxes               1,176              950               536              359

Income taxes                        430              499               206              254

Net income                          746              451               330              105

Net income per share          $  478.90       $   291.70        $   232.59         $  74.64

For the six months ended January 31, 2002 and 2001, Accounts receivable - stock was reclassified to Paid-in capital.

                                            Consolidated Statements of Income
                                  Three Months Ended                 Three Months Ended
                            Jan. 31, 2002   Jan. 31, 2002      Jan. 31, 2001    Jan. 31, 2001
                            -------------   -------------      -------------    -------------
                               Previously                         Previously
                                 Reported     As Restated           Reported     As Restated
                                 --------     -----------           --------     -----------
Operating, general, and
  administrative expenses         4,526           4,626             3,921            4,005

Income before taxes                 423             306               (13)            (115)

Income taxes                        159             196                 4               33

Net income                          264             110               (17)            (148)

Net income per share           $ 169.26        $  70.43          $ (12.27)       $ (104.39)

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                January 31, 2002
                        (in Thousands, except share data)
                                   (unaudited)

(4) Restatement of the condensed, consolidated financial statements (continued):

                                                  Consolidated Balance Sheets
                                           As of January 31, 2002  As of July 31, 2001
                                           ----------------------  -------------------
                                       Previously
                                         Reported      As Restated         As Reported
                                         --------      -----------         -----------
Investment in unconsolidated affiliate    $ 1,634          $ 1,479             $ 1,513
                                          =======          =======             =======

Total assets                              $78,092          $77,928             $50,737
                                          =======          =======             =======

Paid-in capital                           $ 4,557          $ 4,549             $ 4,415
                                          =======          =======             =======

Retained earnings                         $ 2,771          $ 2,345             $ 1,894
                                          =======          =======             =======

Total common stockholders' equity         $ 7,330          $ 6,896             $ 6,311
                                          =======          =======             =======

                             QUICK & MCFARLIN, P.C.
                     Certified Public Accountants Letterhead

                           ACCOUNTANT'S REVIEW REPORT

To the Board of Directors
Professional Veterinary Products, Ltd.
Omaha, Nebraska

         We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of January 31, 2002, and the related statements of consolidated income for the three and six month periods ended January 31, 2002 and 2001 and the consolidated statement of cash flows for the six month periods ended January 31, 2002 and 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

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

         As mentioned in an accompanying note, the quarterly information contained in this report has been restated for the change in accounting for the investment in an affiliate and for certain accruals that were necessary for presentation in accordance with generally accepted accounting principles. These restatements were discovered subsequent to our original report dated March 19, 2002. Accordingly, the accompanying 2001 quarterly data has also been restated.

                                        /s/ Quick & McFarlin, P.C.


Omaha, Nebraska
May 31, 2002

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

         As in previous years, the Company's capital expenditures were made to finance day-to-day operations and to expand its operations to accommodate the growth in the number of shareholders and corresponding growth in sales. Inventory needs and expenses associated therewith continue to grow. Capital requirements have been funded primarily from short-term bank borrowings and cash derived from its operations.

         Net cash used by operating activities of $0.8 million for period ending January 31, 2001 was primarily attributable to an increase of $14.2 million in inventories. These were partially offset by an increase of $12.5 million in accounts payable and a decrease of $1.8 million in accounts receivable. Net cash used by operating activities of $9.2 million for period ending January 31, 2002 was primarily attributable to an increase of $4.4 million in accounts receivable and $23.6 million in inventories. These were partially offset by an increase of $18.2 million in accounts payable.

         Net cash used by investing activities of $145 thousand for period ending January 31, 2001 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash used by investing activities of $127 thousand for period ending January 31, 2002 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

         Net cash provided by financing activities of $1.1 million for period ending January 31, 2001 was primarily attributable to increases of $1.4 million in loan proceeds, an increase of $164 thousand from net proceeds from issuance of common stock, and repayment of a $0.4 million bank overdraft. Net cash provided by financing activities of $8.7 million for period ending January 31, 2002 was primarily attributable to increases of $8.2 million in loan proceeds, $135 thousand from net proceeds from issuance of common stock, and a $0.4 bank overdraft.

RESULTS OF OPERATIONS

         Six months ended January 31, 2002 as compared to the six months ended January 31, 2001:

         Net sales and other revenue for the period ending January 31, 2002 increased by 19.7% or $19.0 million. Net sales and other revenue for the period totaled $115.8 million compared to $96.8 million for the same period the previous year. The growth was attributable to increased sales to existing customers of $13.3 million and to new customers of $7.7 million. During the period 33 veterinary practices became shareholders of the company while redeeming 10 shares. On January 31, 2002 there were 1,557 shareholders of the company.

         Gross profit for the period ending January 31, 2002 increased by $1.9 million to $9.8 million compared to $7.9 million for the same period the previous year. This increase is primarily attributable to the increase in revenue. Gross profit as a percentage of total revenue was 8.5% in the period compared to 8.1% in the same period the previous year. This increase in percentage is primarily attributable to higher margin from the sale of product.

         Operating, general and administrative expenses for the period ending January 31, 2002 increased by $1.5 million to $8.6 million in the period compared to $7.1 million for the same period the previous year. This increase is primarily attributable to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the period was 7.4% vs. 7.4% in the same period the previous year. This no change in percentage is primarily attributable to the maintaining tight control on expenses while increasing revenue.

         Operating income for the period ending January 31, 2002 increased $.5 million to $1.2 million in the period compared to $0.7 million for the same period the previous year. This increase is primarily attributable to an increase of gross profit of $1.9 million. This was partially offset by an increase of operating, general and administrative expenses of $1.5 million.

         The Company's other income (expense) decreased to $172 thousand (expense) from $320 thousand (expense) during the same time period one year earlier. Interest expense for the period ending January 31, 2002 also decreased from $571 thousand for the same period the previous year to $385 thousand. The decrease is principally related to lower interest rates on the revolving line of credit. The total was also partially offset by a decrease in interest income of $40 thousand.

ITEM 3:        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

         The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .45 percentage points (a 10% change from the interest rate as of January, 31, 2002), assuming no change in the Company's outstanding balance under the line of credit (approximately $12,710,020 as of January 31, 2002), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $57,195.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: June 5, 2002              By: /s/ Dr. Lionel L. Reilly
                                             -----------------------------------
                                             Dr. Lionel L. Reilly, President