Form 10-Q
period 2002-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-06-14
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended April 30, 2002; or

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

         Yes      [X]      No      [_]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                     Outstanding at April 30, 2002
         -----                                     -----------------------------
         Common Stock, $1.00 par value                            1,546

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED APRIL 30, 2002

PART I: FINANCIAL INFORMATION                                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets as of April 30, 2002 and July 31, 2001    3

                  Consolidated Income Statements for the three and nine months          4
                  ended April 30, 2002 and 2001

                  Consolidated Statements of Cash Flow for the nine months ended        5
                  April 30, 2002 and 2001

                  Notes to Financial Statements                                         6

                  Accountant's Review Report                                            9

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION                          10

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES                              11
                  ABOUT MARKET RISK

PART II: OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                                     11

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                             11

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                       12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   12

         ITEM 5.  OTHER INFORMATION                                                     12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                      12

SIGNATURES                                                                              12

                          PART I: FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
               As of April 30, 2002 (unaudited) and July 31, 2001
                       (in Thousands, Except Share Data)

                                                                                    April 30,   July 31,
 ASSETS                                                                                2002       2001
                                                                                    ---------   --------
 Current assets:
   Cash                                                                             $   594     $   657
   Accounts receivable, trade; less allowance for doubtful accounts
     $60 (April 30, 2002) and $0 (July 31, 2001)                                     22,345      15,783
   Accounts receivable, related parties                                               3,186       2,490
   Accounts receivable, other                                                            12         129
   Prepaid income taxes                                                                   -         122
   Inventory                                                                         43,697      22,342
                                                                                    -------     -------
         Total current assets                                                        69,834      41,523
                                                                                    -------     -------

 Property and equipment                                                               9,582       8,916
   Less accumulated depreciation                                                      1,871       1,433
                                                                                    -------     -------
                                                                                      7,711       7,483
                                                                                    -------     -------
 Other assets:
   Goodwill, less accumulated amortization
     $71 (April 30, 2002) and $60 (July 31, 2001)                                       155         166
   Loan origination fee, less accumulated amortization
     $6 (April 30, 2002) and $5 (July 31, 2001)                                          14          15
   Trademark, less accumulated amortization
     $1 (April 30, 2002) and $1 (July 31, 2001)                                           4           4
   Investment in unconsolidated affiliates                                            1,462       1,513
   Cash value life insurance                                                             66          33
                                                                                    -------     -------
                                                                                      1,701       1,731
                                                                                    -------     -------
                                                                                    $79,246     $50,737
                                                                                    =======     =======
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Note payable, line of credit                                                     $12,609   $ 4,294
   Current portion of long-term debt                                                    485       456
   Accounts payable, trade                                                           48,817    31,950
   Accounts payable, related parties                                                  2,131       535
   Other current liabilites                                                           1,970     1,532
                                                                                    -------   -------
         Total current liabilities                                                   66,012    38,767
                                                                                    -------   -------
 Long-term debt                                                                       5,203     5,565
 Deferred income tax liability                                                           29        94
                                                                                    -------   -------
         Total liabilities                                                           71,244    44,426
                                                                                    -------   -------
 Stockholder's equity:
   Common stock, $1 par value per share.  Authorized 30,000 shares; issued
     and outstanding shares 1,546 (April 30, 2002), 1,534 shares (July 31, 2001)          2         2
   Paid-in capital                                                                    4,543     4,415
   Retained earnings                                                                  3,457     1,894
                                                                                    -------   -------
                                                                                      8,002     6,311
                                                                                    -------   -------
                                                                                    $79,246   $50,737
                                                                                    =======   =======

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                         Consolidated Income Statements
     Three and Nine Month Periods Ended April 30, 2002 and 2001 (unaudited)
                        (in Thousands, Except Share Data)

                                    Three Months Ended            Nine Months Ended
                                  ----------------------       ----------------------
                                  April 30,    April 30,       April 30,    April 30,
                                     2002        2001             2002        2001
                                  ---------    ---------       ---------    ---------
Net sales and other revenue       $  63,703    $  51,416       $ 179,501    $ 148,182

Cost of sales                        56,706       47,023         162,697      135,925
                                  ---------    ---------       ---------    ---------

         Gross profit                 6,997        4,393          16,804       12,257

Operating, general and
    administrative expenses           5,354        4,513          14,004       11,662
                                  ---------    ---------       ---------    ---------

         Operating income             1,643         (120)          2,800          595
                                  ---------    ---------       ---------    ---------

Other income (expense):
    Interest income                     131          147             344          400
    Interest expense                   (247)        (255)           (633)        (826)
    Other                                 -            -               -           (3)
    Equity in loss of affiliate         (17)         (18)            (51)         (54)
                                  ---------    ---------       ---------    ---------
                                       (133)        (126)           (340)        (483)
                                  ---------    ---------       ---------    ---------

         Income before taxes          1,510         (246)          2,460          112

Income taxes                            399         (164)            897           90
                                  ---------    ---------       ---------    ---------

         Net income               $   1,111    $     (82)      $   1,563    $      22
                                  =========    =========       =========    =========

Net earnings per share of
    common stock                  $  717.93    $  (56.33)      $1,010.10    $   15.64
                                  =========    =========       =========    =========

Weighted average common
    shares outstanding                1,548        1,465           1,547        1,424
                                  =========    =========       =========    =========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              Nine Months Ended April 30, 2002 and 2001 (unaudited)
                                 (in Thousands)


                                                          April 30,  April 30,
                                                            2002       2001
                                                         ---------   ---------
    Cash flows from operating activities:

     Net income                                          $   1,563   $      22
                                                         ---------   ---------
     Adjustments to reconcile net income to net cash
       from operating activities:
         Depreciation and amortization                         451         420
         (Gain) loss on sale of property                         -           3
         Equity in loss of affiliate                            51          54
       (Increase) decrease in:
          Receivables                                       (7,141)      1,622
          Inventories                                      (21,355)     (9,902)
          Cash value life insurance                            (33)          -
       Increase (decrease) in:
          Accounts payable                                  18,462      13,115
          Other accrued current liabilities                    560      (1,350)
          Deferred income tax                                  (65)         66
                                                         ---------   ---------
                Total adjustments                           (9,070)      4,028
                                                         ---------   ---------

                Net cash from operating activities          (7,507)      4,050
                                                         ---------   ---------

    Cash flows from investing activities:
     Purchase of property and equipment                       (666)       (240)
                                                         ---------   ---------

                Net cash from investing activities            (666)       (240)
                                                         ---------   ---------

    Cash flows from financing activities:

     Net loan proceeds (reduction)                           7,982      (4,487)
     Bank overdraft at beginning of period                       -        (399)
     Bank overdraft at end of period                             -         760
     Net proceeds from issuance of
       common stock                                            128         316
                                                         ---------   ---------

                Net cash from financing activities           8,110      (3,810)
                                                         ---------   ---------

    Net increase (decrease) in cash                            (63)          -
    Cash at beginning of fiscal year                           657           -
                                                         ---------   ---------
    Cash at end of period                                $     594   $       -
                                                         =========   =========

    Supplemental disclosure of cash flow information:

     Interest paid                                       $     610   $     795
                                                         =========   =========
     Income taxes paid                                   $     128   $     399
                                                         =========   =========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                 April 30, 2002
                                   (unaudited)
                        (in Thousands, Except Share Data)

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

       The results of operations and cash flows for the nine months ended April 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2002 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                 April 30, 2002
                                   (unaudited)
                        (in Thousands, Except Share Data)

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

(4)    Restatement of the condensed, consolidated financial statements:
       Subsequent to the issuance of the Company's condensed, consolidated financial statements as of April 30, 2001 on Form 10-Q with the SEC, the Company's management determined that the accounting related to the equity method investment in AAHA Services Corp would require restatement of the financial statements to reflect the change of accounting from the cost method to the equity method. The amounts restated include amortization of goodwill, accruals of profit sharing and the related income tax expense. The effect of the restatement is shown in the table below:

                                          Three Months Ended   Nine Months Ended
                                            April 30, 2001       April 30, 2001
                                            --------------       --------------

Net income as previously reported               $     (100)         $       230
Impact of restatement for:
            Loss in equity of affiliate                (18)                 (54)
            Profit sharing expense                     (92)                (233)
            Income tax                                 128                   79
                                                ----------          -----------

Net income as restated                          $      (82)         $        22
                                                ==========          ===========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                 April 30, 2002
                                   (unaudited)
                        (in Thousands, Except Share Data)


(4) Restatement of the condensed, consolidated financial statements (continued):
  The principal effect of these items on the accompanying financial statements are set forth below:

                                                Consolidated Statements of Income
                                       Three Months Ended                  Nine Months Ended
                                 April 30, 2001   April 30, 2001    April 30, 2001   April 30, 2001
                                 --------------   --------------    --------------   --------------
                                    Previously                          Previously
                                      Reported       As Restated          Reported      As Restated
                                      --------       -----------          --------      -----------
Operating, general, and
    administrative expenses              4,422             4,513            11,429           11,662

Income before taxes                       (138)             (246)              399              112

Income taxes                               (38)             (164)              169               90

Net income                                (100)              (82)              230               22


Net income per share of
    Common Stock                      $ (68.42)         $ (56.33)         $ 161.55          $ 15.64

 Weighted average Common
     shares outstanding                  1,465             1,465             1,424            1,424

To the Board of Directors
Professional Veterinary Products, Ltd.
Omaha, NE

                           ACCOUNTANT'S REVIEW REPORT

         We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of April 30, 2002, and the related statements of consolidated income for the three and nine month periods ended April 30, 2002 and 2001 and the consolidated statement of cash flows for the nine month periods ended April 30, 2002 and 2001 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

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

         As mentioned in an accompanying note, the April 30, 2001 quarterly information contained in this report has been restated for the change in accounting for the investment in an affiliate and for certain accruals that were necessary for presentation in accordance with generally accepted accounting principles.

                                         /s/ Quick & McFarlin, P.C.


Omaha, Nebraska
June 10, 2002

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                        (in Thousands, except share data)

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

         As in previous years, the Company's capital expenditures were made to finance day-to-day operations and to expand its operations to accommodate the growth in the number of customers and corresponding growth in sales. Inventory needs and expenses associated therewith continue to grow. Capital requirements have been funded primarily from short-term bank borrowings and cash derived from its operations.

         During the fourth quarter of the current fiscal year the Company intends to open a warehouse facility in the eastern part of the United States. The Company intends to use its line of credit to supply the working capital needs of this new facility.

         Net cash provided by operating activities of $4,050 for period ending April 30, 2001 was primarily attributable to a decrease of $1,622 in receivables and an increase of $13,115 in accounts payable. These were partially offset by an increase of $9,902 in inventories. Net cash used by operating activities of $7,507 for period ending April 30, 2002 was primarily attributable to an increase of $7,141 in receivables and $21,355 in inventories. These were partially offset by an increase of $18,462 in accounts payable and $1,563 in net income.

         Net cash used by investing activities of $240 for period ending April 30, 2001 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash used by investing activities of $666 for period ending April 30, 2002 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

         Net cash used by financing activities of $3,810 for period ending April 30, 2001 was primarily attributable to net loan reduction of $4,487. Net cash provided by financing activities of $8,110 for period ending April 30, 2002 was primarily attributable to net loan proceeds of $7,982.

RESULTS OF OPERATIONS

         Nine months ended April 30, 2002 as compared to nine months ended April 30, 2001:

         Net sales and other revenue increased $31,319 to $179,501 compared to $148,182 for the same period the previous year. The 21% growth was principally attributable to increased sales to existing customers of $21,022 and to new customers of $9,794. On April 30, 2002 there were 1,546 shareholders of the company.

         Gross profit increased $4,547 to $16,804 compared to $12,257 for the same period the previous year. This increase is primarily attributable to the increase in net sales and other revenue. Gross profit as a percentage of net sales and other revenue was 9.4% compared to 8.3% for the same period the previous year. This increase in gross profit percentage is primarily attributable to higher margin from the sale of product.

         Operating, general and administrative expenses increased $2,342 to $14,004 compared to $11,662 for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue was 7.8% compared to 7.9% for the same period the previous year. This minimal change in percentage was primarily attributable to maintaining tight control of expenses while increasing net sales and other revenue.

         Operating income increased $2,205 to $2,800 compared to $595 for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $4,547 which was partially offset by the increase in operating, general and administrative expenses of $2,342.

         The Company's other income (expense) decreased to $340 (expense) from the $483 (expense) for the same period the previous year. Interest expense decreased from $826 to $633. The decrease is principally related to lower interest rates on the revolving line of credit. The total was also partially offset by a decrease in interest income of $56.

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                                 (in Thousands)

         The Company is exposed to market risks primarily from changes in U.S. interest rates. The company does not engage in financial transactions for trading or speculative purposes.

         The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .45 percentage points (a 10% change from the interest rate as of April 30, 2002) assuming no change in the Company's outstanding balance under the line of credit (approximately $12,609 as of April 30, 2002), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $57.

                                     PART II
                                OTHER INFORMATION

ITEM 1:       LEGAL PROCEEDINGS

         The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:       CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)  Use of Proceeds:

         On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. Through April 30, 2002, 386 shares of common stock have been sold for an aggregate offering price of $1,158,000.

         There have been no changes since the last reporting period in the amount or payment of the expenses incurred in connection with the issuance and distribution of our common stock. Accordingly, a total reasonable estimate of the amount of expenses is $127,053.56.

         The net offering proceeds to the Company after deducting the total expenses are $1,030,946.50 as of April 30, 2002.

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

ITEM 5:       OTHER INFORMATION

              None.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

              None

         (b)  REPORTS ON FORM 8-K

         On March 26, 2002, the Company filed a Form 8-K to report that on March 20, 2002, Marvin E. Jewell & Co., P.C. resigned as the Company's independent auditor. As disclosed on the Form 8-K, effective March 20, 2002 Quick & McFarlin, P.C. was retained as independent auditor of the registrant for the fiscal year ending July 31, 2002.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date: June 14, 2002          By: /s/ Dr. Lionel L. Reilly, President