Form 10-K/A
period 2001-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-07-15
CIK 947425

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

         Yes      [X]      No       [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of September 30, 2001, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $4,644,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2001, 1,548 shares of the Registrant's Common Stock were outstanding.

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

                                                          At the Year Ended July 31,
                                         1997           1998         1999         2000          2001
                                                                               (Restated)    (Restated)
For the Year:
------------
Net sales and other
revenues ..........................       80,939       94,245      122,253      178,547       199,340
Operating income ..................          160          258           11        1,410         1,320
Net income ........................           46          102          141          547           387
Basic income per share:
   Operating income ...............    $  173.63       257.63         9.57     1,109.40        912.08
   Net Income .....................    $   49.98       101.44       128.52       430.55        267.58
Basic common shares
   outstanding used in the
   calculation ....................          921        1,001        1,095        1,271         1,447

At Year End:
-----------
Total assets ......................    $  14,176       20,008       28,358       59,612        50,737
Total long-term obligations .......    $   1,302        1,225            -        6,013         5,565

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

                                                                  Quarters Ended                                      Year Ended
                                October 31, 1999       January 31, 2000     April 30, 2000        July 31, 2000     July 31, 2000
                                   (Restated)             (Restated)          (Restated)           (Restated)         (Restated)
Revenues ....................     $    41,784               39,727              42,480               54,556             178,547
Gross profit ................           3,322                4,189               3,749                5,353              16,613
Operating income.............             207                  566                (218)                 855               1,410
Net income ..................             101                  188                (348)                 606                 547
Net income per share ........     $     84.14               151.13             (270.25)              450.17              430.55
Weighted average
    common shares
    outstanding .............           1,200                1,243               1,289                1,347               1,271

                                                                  Quarters Ended                                      Year Ended
                                October 31, 2000       January 31, 2001     April 30, 2001        July 31, 2001     July 31, 2001
                                   (Restated)             (Restated)          (Restated)           (Restated)         (Restated)
Revenues ....................     $    50,095               46,671              51,416               51,158             199,340
Gross profit ................           3,840                4,024               4,393                5,423              17,680
Operating income.............             697                   19                (120)                 724               1,320
Net income ..................             254                 (148)                (82)                 363                 387
Net income per share ........     $    183.00              (104.39)             (56.33)              240.23              267.58
Weighted average
    common shares
    outstanding .............           1,388                1,420               1,465                1,515               1,447

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

Liquidity and Capital Resources

         The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the

Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. The short term bank borrowings are accomplished through a fifteen million dollar revolving line of credit at U.S. Bank, Omaha, Nebraska. At the year end, July 31, 2001, there were no additional material commitments for capital expenditures.

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

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

    (a)(1)            Financial Statements
    (a)(3)            Exhibits

    (a)(1)  The following financial statements are filed as part of this report:

            Independent Auditor's Report..................................................................  F-1
            Consolidated Balance Sheets for the year ended July 31, 2001 and 2000.........................  F-2
            Consolidated Statements of Income for the year ended July 31, 2001, 2000 and 1999 ............  F-3
            Consolidated Statements of Stockholders' Equity for the year ended July 31,
                     20010, 2000 and 1999 ................................................................  F-4
            Consolidated Statements of Cash Flow for the year ended July 31, 2001,
                     2000 and 1999 .......................................................................  F-5
            Notes to Financial Statements ................................................................  F-6

                             QUICK & MCFARLIN, P.C.
                     Certified Public Accountants Letterhead

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

                           /s/ Quick & McFarlin, P.C.

Omaha, Nebraska
April 19, 2002, except for Note 1(j), as to which the date is July 12, 2002

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

               As of July 31, 2001 (Restated) and 2000 (Restated)
                        (in Thousands, except share data)

Assets
------
Current assets:                                                               July 31, 2001    July 31, 2000
                                                                                (Restated)       (Restated)
   Cash ..............................................................                 657            --
   Accounts receivable, trade, less allowance for doubtful ...........              15,783        20,006
accounts (0)
   Accounts receivable, related parties ..............................               2,490           629
   Accounts receivable, other ........................................                 129           933
   Prepaid income taxes ..............................................                 122            --
   Inventory .........................................................              22,342        28,427
                                                                                    ------        ------
          Total current assets .......................................              41,523        49,995
                                                                                    ------        ------
Property and equipment ...............................................               8,916         8,640
   Less accumulated depreciation .....................................               1,433           896
                                                                                    ------        ------
                                                                                     7,483         7,744
                                                                                    ------        ------
Other assets:
   Goodwill less accumulated amortization
         $60 (2001), $45 (2000) ......................................                 166           181
    Loan origination fee less accumulated amortization
         $5 (2001), $3 (2000) ........................................                  15            17
    Trademark, less accumulated amortization
          $1 (2001), $1 (2000) .......................................                   4             4
     Investments in unconsolidated affiliates ........................               1,513         1,635
     Cash value life insurance .......................................                  33            30
     Deferred income tax asset .......................................                  --             6
                                                                                    ------        ------
                                                                                     1,731         1,873
                                                                                    ------        ------
                                                                                    50,737        59,612
                                                                                    ======        ======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Bank overdraft ...................................................                   -           399
    Notes payable, bank ..............................................               4,294         8,216
    Current portion of long-term debt ................................                 456           420
    Accounts payable, trade ..........................................              31,950        36,154
    Accounts payable, related parties ................................                 535         1,082
    Other current liabilities ........................................               1,532         1,827
                                                                                    ------        ------
          Total current liabilities ..................................              38,767        48,098
                                                                                    ------        ------

Long-term debt .......................................................               5,565         6,013
Deferred income tax liability ........................................                  94            --
                                                                                    ------        ------
          Total liabilities ..........................................              44,426        54,111
                                                                                    ------        ------

Stockholders' equity:
   Common stock, $1 par value per share. Authorized 30,000 shares;
      issued and outstanding 1,557 (January 31, 2002), 1,534
      shares .........................................................                   2             1
      (2001), 1,381 shares (2000)
   Paid-in capital ...................................................               4,415         3,993
   Retained earnings .................................................               1,894         1,507
                                                                                    ------        ------
                                                                                     6,311         5,501
                                                                                    ------        ------
                                                                                    50,737        59,612
                                                                                    ======        ======

See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                        Consolidated Statements of Income

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                    (in Thousands, except per share amounts)

                                                             July 31,      July 31,     July 31,
                                                               2001          2000         1999
                                                            (Restated)    (Restated)
Net sales and other revenue                                  $ 199,340      178,547      122,253

Cost of sales                                                  181,660      161,934      111,876
                                                             ---------    ---------    ---------

           Gross profit                                         17,680       16,613       10,377

Operating, general and administrative expenses                  16,360       15,203       10,366
                                                             ---------    ---------    ---------

           Operating income                                      1,320        1,410           11
                                                             ---------    ---------    ---------
Other income (expense):
     Interest income                                               504          373          249
     Interest expense                                           (1,006)        (862)        (263)
     Other                                                          (2)         (44)         237
                                                             ---------    ---------    ---------
                                                                  (504)        (533)         223
                                                             ---------    ---------    ---------

Equity in loss of affiliate                                       (122)          (9)           -
                                                             ---------    ---------    ---------

           Income before taxes                                     694          868          234

Income taxes                                                       307          321           93
                                                             ---------    ---------    ---------
           Net income                                        $     387          547          141
                                                             =========    =========    =========

Net earnings per share of
     common stock                                            $  267.58       430.55       128.52
                                                             =========    =========    =========

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                   (in Thousands, except Common Shares Issued)

                                      Common                       Additional
                                      Shares         Common         Paid-in        Retained
                                      Issued          Stock         Capital        Earnings      Total

Balance at July 31, 1998                 1,048       $     1        $   2,993      $     819    $   3,813
Issuance of stock                          157                            471              -          471
Redemption of stock                        (17)            -              (50)             -          (50)
Net change in
     Accounts receivable, stock              -             -              (62)             -          (62)
Net income                                   -             -                -            141          141
                                      --------       -------        ---------      ---------    ---------

Balance at July 31, 1999                 1,188             1            3,352            960        4,313
Issuance of stock                          211                            633              -          633
Redemption of stock                        (18)            -              (54)             -          (54)
Net change in
     Accounts receivable, stock              -             -               62              -           62
Net income                                   -             -                -            547          547
                                      --------       -------        ---------      ---------    ---------

Balance at July 31, 2000                 1,381             1            3,993          1,507        5,501
(restated)
Issuance of stock                          172             1              515              -          516
Redemption of stock                        (19)            -              (57)             -          (57)
Net change in
     Accounts receivable, stock              -             -              (36)             -          (36)
Net income                                   -             -                -            387          387
                                      --------       -------        ---------      ---------    ---------

Balance at July 31, 2001
(restated)                               1,534       $     2        $   4,415      $   1,894    $   6,311
                                      ========       =======        =========      =========    =========

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                                 (in Thousands)

                                                        July 31, 2001    July 31, 2000    July 31, 1999
                                                           (Restated)       (Restated)
Cash flows from operating activities:
      Net income                                             $    387    $        547     $         141
                                                             --------    ------------     -------------
      Adjustments to reconcile net income to net cash
          provided (used) by operating activities:
            Depreciation and amortization                         563             443               288
            (Gain) loss on sale of property                         2              43              (237)
            Equity loss in affiliate                              122               9                 -
      Adjustments for working capital changes:
            (Increase) decrease in:
              Receivables                                       3,167         (10,430)           (6,632)
              Inventories                                       6,085         (15,839)              418
              Cash value life insurance                            (3)            (30)                -
              Deferred income tax                                 100              (6)                -
            Increase (decrease) in:
              Accounts payable                                 (4,751)         19,058             7,736
              Accrued expenses and
                 income taxes payable                            (417)            513               149
                                                             --------    ------------     -------------
               Total adjustments                                4,868          (6,239)            1,722
                                                             --------    ------------     -------------
               Net cash provided
                 used (by) operating activities                 5,255          (5,692)            1,863
                                                             --------    ------------     -------------
Cash flows from investing activities:
      Purchase of property and equipment                         (287)         (5,292)           (2,762)
      Purchase of trademark                                         -               -                (5)
      Purchase of investments                                       -          (1,500)             (144)
      Proceeds from sale of property                                -             115             1,878
                                                             --------    ------------     -------------
                   Net cash provided
                     (used) by investing activities              (287)         (6,677)           (1,033)
                                                             --------    ------------     -------------
Cash flows from financing activities:
      Net loan proceeds (reduction)                            (4,334)         10,236             1,013
      Bank overdraft                                             (399)            399            (1,110)
      Net proceeds from issuance of
          common stock                                            422             641               360
                                                             --------    ------------     -------------
                   Net cash provided
                     (used) by financing activities            (4,311)         11,276               263
                                                             --------    ------------     -------------
Net increase (decrease) in cash                                   657          (1,093)            1,093
Cash at beginning of year                                           -           1,093                 -
                                                             --------    ------------     -------------
Cash at end of year                                          $    657    $          -             1,093
                                                             ========    ============     =============

Supplemental disclosure of cash flow information:
      Interest paid                                          $  1,052    $        774     $         258
                                                             ========    ============     =============

      Income taxes paid                                      $    560    $        106     $         117
                                                             ========    ============     =============

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

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

                      Building ................................ 40 years
                      Furniture, Fixtures and Equipment ....... 7 years
                      Computer Equipment ...................... 5 years
                      Software ................................ 3 years

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

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

                   Goodwill ........ 15 and 20 years, straight-line
                   Loan fees ....... term of the related note, straight-line
                                     (amortized expense is included in interest)
                   Trademark ....... 15 years, straight-line

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

(1) Summary of significant accounting policies (continued):

      (j)  Revenue recognition:
                In accordance with generally accepted accounting principles, revenue is recognized when the transaction is both realized or realizable and earned. The Company recognizes revenue when the customer receives the product. Shipping terms are generally FOB customer. The Company and/or its shipper have the risk of loss until delivery to the customer. Upon receipt of the product by the customer, title and risk of loss passes to that customer. The Company sells animal health products which constitute all of its gross sales.

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

                From time to time, the Company records sales promotion revenue, which is money paid to the Company by various manufacturers specifically to promote their products to veterinarians. Sales promotion revenue is related to the veterinarian's purchase of product. The Company submits data concerning the purchases to the manufacturer and the Company is paid by the manufacturer. The veterinarian customer receives value pursuant to the terms of the promotion.

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

(1)  Summary of significant accounting policies (continued):

        (q)  New accounting pronouncements:
                In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of FAS 142. The Company will adopt FAS 142 in the first quarter of the fiscal year ending July 31, 2003. The Company believes that the adoption of FAS 142 will not have a material impact on the Company's financial position or results of operation.

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

(3)  Rebates:
         At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable for overcharges on sales in excess of an agreed to profit margin as follows:

                                                                   2001                2000
                                                                   ----                ----
                      Accounts receivable                        $ 23,141            $ 26,749
                           Less rebates                            (4,868)             (6,114)
                                                                 --------            --------
                           Accounts receivable, net              $ 18,273            $ 20,635
                                                                 ========            ========

         Net sales and other revenue reported on the Consolidated Statements of Income were reduced by rebates as follows:

                                                                   2001      2000      1999
                                                                   ----      ----      ----
                           Gross sales and other revenue         $204,208  $184,661  $127,142
                           Less rebates                            (4,868)   (6,114)   (4,889)
                                                                 --------  --------  --------

                           Net sales and other revenue           $199,340  $178,547  $122,253
                                                                 ========  ========  ========

(4)  Property and equipment:

                                                   Cost                         Book Value
                                                   ----                         ----------
                                             2001          2000              2001        2000
                                             ----          ----              ----        ----
                           Land            $   954      $   954           $   954     $   954
                           Buildings         4,715        4,715             4,519       4,637
                           Equipment         3,247        2,971             2,010       2,153
                                           -------      -------           -------     -------

                                           $ 8,916      $ 8,640           $ 7,483     $ 7,744
                                           =======      =======           =======     =======

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

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

                                                                   2001        2000
                                                                   ----        ----
            Investment in AAHA Services Corp (equity method),
              net of amortization and 20% equity method loss     $  1,369    $  1,491
            Investment in Agri-Laboratories, Ltd. (cost method)       144         144
                                                                 --------    --------

                                                                 $  1,513    $  1,635
                                                                 ========    ========

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

(7)  Deferred income taxes:
         The company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at July 31 are as follows (computed at the statutory rate 34%):

                                                                    2001        2000
                                                                    ----        ----
                    Noncurrent deferred tax asset -
                       Uniform capitalization                       $ 37        $ 48
                    Noncurrent deferred tax liability -
                       Accumulated depreciation                     (131)        (42)
                                                                   -----       -----
                    Net noncurrent deferred tax asset
                      (liability) per financials                     (94)          6
                    Prior year deferred tax asset (liability)          6           -
                                                                   -----       -----
                    Deferred tax expense                             100          (6)
                    Taxes currently payable                          207         327
                                                                   -----       -----

                    Income tax expense                             $ 307       $ 321
                                                                   =====       =====

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

(8) Reconciliation of income tax expense:
      A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                      2001       2000      1999
                                                      ----       ----      ----
             Income tax at federal statutory rate    $ 236      $ 296     $  75
             State taxes, net of federal taxes           6          8         1
             Amortization of goodwill                   24          3         -
             Nondeductible and other items              41         14        17
                                                     -----      -----     -----

                                                     $ 307      $ 321     $  93
                                                     =====      =====     =====

(9)  Long-term debt:
                                                          2001        2000
                                                          ----        ----
           Note payable, bank, 7.42% interest          $ 3,860     $ 3,951
           Note payable, bank, 9.10% interest            1,114       1,192
           Note payable, bank, 8.66% interest            1,047       1,290
                                                       -------     -------
                                                         6,021       6,433
           Less current portion due within one year       (456)       (420)
                                                       -------     -------
                                                       $ 5,565     $ 6,013
                                                       =======     =======
      Note payable, bank, 7.42% interest:
        Monthly installments of principal and interest of $32 commencing January 1, 2000 with a final installment and entire unpaid principal balance due on June 1, 2009. Loan is collateralized by land and building.

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

      Total yearly principal payments of long-term debt are due as follows:

                          Note Payable    Note Payable     Note Payable
                           bank, 7.42%     bank, 9.10%      bank, 8.66%   Total
                           -----------     -----------      -----------  -------
            2002            $   101         $   86           $   269     $   456
            2003                109             94               293         496
            2004                117            103               319         539
            2005                126            113               166         405
            2006                136            124                 -         260
            Thereafter        3,271            594                 -       3,865
                            -------         ------           -------     -------

                            $ 3,860         $1,114           $ 1,047     $ 6,021
                            =======         ======           =======     =======

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

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

         Minimum future obligations on operating leases in effect on July, 31, 2001 were as follows:

                           Year ended July 31, 2002               $   386
                           Year ended July 31, 2003                   140
                           Year ended July 31, 2004                    39
                           Year ended July 31, 2005                    32
                           Year ended July 31, 2006                     5
                                                                  -------
                                                                  $   602

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

(12) Related party transactions:
         In the normal course of business the Company sells to its directors, officers, and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

                                                    2001        2000
                                                    ----        ----
            Affiliates (AAHA)                     $ 2,285      $ 412
            Board of Directors                        197        213
            Officer                                     1          1
            Employees                                   7          3
                                                  -------      -----
                                                  $ 2,490      $ 629
                                                  =======      =====

         Accounts payable, related parties on the balance sheet include amounts payable on demand as of July 31 to the following:

                                                   2001          2000
                                                   ----          ----
            Affiliates (Agri-Laboratories)        $ 535        $ 1,082
                                                  =====        =======

         Net sales on the Consolidated Statements of Income include sales to related parties as follows:



                                               2001            2000       1999
                                               ----            ----       ----
            Affiliates (AAHA)                $  8,761        $ 4,080          -
            Board of Directors                  2,857          3,238    $ 2,844
            Officer                                 3              9          6
            Employees                             100             16         24
                                             --------        -------    -------
                                             $ 11,721        $ 7,343    $ 2,874
                                             ========        =======    =======

         Purchases from related parties were as follows:



                                               2001            2000       1999
                                                               ----       ----
           Affiliates (Agri-Laboratories)    $ 10,518        $ 6,894    $ 1,601
                                             ========        =======    =======

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

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

                                                    2001      2000      1999
                                                    ----      ----      ----
              Net income as previously reported    $  509    $  556    $  141

              Impact of restatement for:
                Equity in loss of affiliate          (122)       (9)       -0-
                                                   ------    ------    ------

              Net income as restated               $  387    $  547    $  141
                                                   ======    ======    ======

         The principal effect of these items on the accompanying financial statements are set forth below:

                                                             Consolidated Statements of Income

                                      2001         2001        2000         2000         1999          1999
                                  Previously                Previously                Previously
                                   Reported     As Restated  Reported    As Restated   Reported     As Restated
      Equity in loss of affiliate         -         (122)          -           (9)           -               -

      Income before taxes               816          694         878          868          234             234

      Net income                        509          387         557          547          141             141

      Net income per share          $351.55      $267.58     $437.93      $430.55      $128.52         $128.52

         For the fiscal years ended 2001 and 2000, accounts receivable - stock was reclassified to paid-in capital.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

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

(16) Selected quarterly financial data:
                  The following presents certain unaudited quarterly financial data and certain audited, restated year end financial data:

                                                          Quarters  Ended                                        Year Ended
                            October 31, 1999    January 31, 2000      April 30, 2000       July 31, 2000       July 31, 2000
                               (Restated)          (Restated)           (Restated)          (Restated)           (Restated)
Revenues.................         $    41,784               39,727              42,480            54,556             178,547
Gross profit.............               3,322                4,189               3,749             5,353              16,613
Operating income.........                 207                  566                (218)              855               1,410
Net income...............                 101                  188                (348)              606                 547
Net income per share.....         $     84.14               151.13             (270.25)           450.17              430.55
Weighted average
    common shares
    outstanding..........               1,200                1,243               1,289             1,347               1,271

                                                          Quarters  Ended                                        Year Ended
                            October 31, 2000    January 31, 2001      April 30, 2001       July 31, 2001       July 31, 2001
                               (Restated)          (Restated)           (Restated)          (Restated)           (Restated)
Revenues.................         $    50,095               46,671              51,416            51,158             199,340
Gross profit.............               3,840                4,024               4,393             5,423              17,680
Operating income.........                 697                   19                (120)              724               1,320
Net income...............                 254                 (148)                (82)              363                 387
Net income per share              $    183.00              (104.39)             (56.33)           240.23              267.58
Weighted average
    common shares
    outstanding..........               1,388                1,420               1,465             1,515               1,447

     (a)(3) Exhibits

            23.1     Consent of Quick & McFarlin, P.C.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: July 15, 2002


                     PROFESSIONAL VETERINARY PRODUCTS, LTD.


                     By:  /s/ Dr. Lionel L. Reilly
                          ----------------------------
                          Dr. Lionel L. Reilly

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                    Capacity


      /s/ Dr. Lionel L. Reilly                     President
--------------------------------
      Dr. Lionel L. Reilly

      /s/ Neal B. Soderquist                       Chief Financial Officer
--------------------------------
      Neal B. Soderquist

               *                                   Director
--------------------------------
      Mark A. Basinger

               *                                   Director
--------------------------------
      Raymond C. Ebert II

               *                                   Director
--------------------------------
      Fred G. Garrison

               *                                   Director
--------------------------------
      Kenneth R. Liska

             *                                           Director
------------------------------
    Wayne E. Rychnovsky

             *                                           Director
------------------------------
    Chester L. Rawson

             *                                           Director
------------------------------
    Amy Lynne Hinton

             *                                           Director
------------------------------
    Michael L. Whitehair

*By:                 /s/ Dr. Lionel L. Reilly
       ----------------------------------------
                     Dr. Lionel L. Reilly
                     As: Attorney-in-fact