Form 10-Q/A
period 2002-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-07-15
CIK 947425

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

The Undersigned Registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended April 30, 2002, as set forth below.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED APRIL 30, 2002

PART I:  FINANCIAL INFORMATION                                                        PAGE

   ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets as of April 30, 2002 and July 31, 2001        3

            Consolidated Income Statements for the three and nine months              4
            ended April 30, 2002 and 2001

            Consolidated Statements of Cash Flow for the nine months ended            5
            April 30, 2002 and 2001

            Independent Accountant's Report                                           6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION                              7


SIGNATURES                                                                            8

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
          As of April 30, 2002 (unaudited) and July 31, 2001 (Restated)
                        (in Thousands, Except Share Data)

                                                                                                 (Restated)
                                                                                     April 30,    July 31,
ASSETS                                                                                2002         2001
                                                                                   ----------   ----------
Current assets:
  Cash                                                                             $      594   $      657
  Accounts receivable, trade; less allowance for doubtful accounts
    $60 (April 30, 2002) and $ 0 (July 31, 2001)                                       22,345       15,783
  Accounts receivable, related parties                                                  3,186        2,490
  Accounts receivable, other                                                               12          129
  Prepaid income taxes                                                                     --          122
  Inventory                                                                            43,697       22,342
                                                                                   ----------   ----------
        Total current assets                                                           69,834       41,523
                                                                                   ----------   ----------

Property and equipment                                                                  9,582        8,916
  Less accumulated depreciation                                                         1,871        1,433
                                                                                   ----------   ----------
                                                                                        7,711        7,483
                                                                                   ----------   ----------
Other assets:
  Goodwill, less accumulated amortization
    $71 (April 30, 2002) and $60 (July 31, 2001)                                          155          166
  Loan origination fee, less accumulated amortization
    $ 6 (April 30, 2002) and $ 5 (July 31, 2001)                                           14           15
  Trademark, less accumulated amortization
    $ 1 (April 30, 2002) and $ 1 (July 31, 2001)                                            4            4
  Investment in unconsolidated affiliates                                               1,462        1,513
  Cash value life insurance                                                                66           33
                                                                                   ----------   ----------
                                                                                        1,701        1,731
                                                                                   ----------   ----------
                                                                                   $   79,246   $   50,737
                                                                                   ==========   ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable, line of credit                                                     $   12,609   $    4,294
  Current portion of long-term debt                                                       485          456
  Accounts payable, trade                                                              48,817       31,950
  Accounts payable, related parties                                                     2,131          535
  Other current liabilites                                                              1,970        1,532
                                                                                   ----------   ----------
        Total current liabilities                                                      66,012       38,767
                                                                                   ----------   ----------
Long-term debt                                                                          5,203        5,565
Deferred income tax liability                                                              29           94
                                                                                   ----------   ----------
        Total liabilities                                                              71,244       44,426
                                                                                   ----------   ----------
Stockholder's equity:
  Common stock, $1 par value per share.  Authorized 30,000 shares; issued
    and outstanding shares 1,546 (April 30, 2002), 1,534 shares (July 31, 2001)             2            2
  Paid-in capital                                                                       4,543        4,415
  Retained earnings                                                                     3,457        1,894
                                                                                   ----------   ----------
                                                                                        8,002        6,311
                                                                                   ----------   ----------
                                                                                   $   79,246   $   50,737
                                                                                   ==========   ==========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                         Consolidated Income Statements
      Three and Nine Month Periods Ended April 30, 2002 and 2001 (Restated)
                                   (unaudited)
                        (in Thousands, Except Share Data)

                                                     (Restated)                     (Restated)
                                        Three Months Ended             Nine Months Ended
                                     ------------------------       -------------------------
                                     April 30,      April 30,       April 30,       April 30,
                                        2002           2001           2002            2001
                                     ---------      ---------       ---------       ---------
Net sales and other revenue          $  63,703      $  51,416       $ 179,501       $ 148,182

Cost of sales                           56,706         47,023         162,697         135,925
                                     ---------      ---------       ---------       ---------

         Gross profit                    6,997          4,393          16,804          12,257

Operating, general and
    administrative expenses              5,354          4,513          14,004          11,662
                                     ---------      ---------       ---------       ---------

         Operating income                1,643           (120)          2,800             595
                                     ---------      ---------       ---------       ---------

Other income (expense):
    Interest income                        131            147             344             400
    Interest expense                      (247)          (255)           (633)           (826)
    Other                                   --             --              --              (3)
    Equity in loss of affiliate            (17)           (18)            (51)            (54)
                                     ---------      ---------       ---------       ---------
                                          (133)          (126)           (340)           (483)
                                     ---------      ---------       ---------       ---------

         Income before taxes             1,510           (246)          2,460             112

Income taxes                               399           (164)            897              90
                                     ---------      ---------       ---------       ---------

         Net income                  $   1,111      $     (82)      $   1,563       $      22
                                     =========      =========       =========       =========

Net earnings per share of
    common stock                     $  717.93      $  (56.33)      $1,010.10       $   15.64
                                     =========      =========       =========       =========

Weighted average common
    shares outstanding                   1,548          1,465           1,547           1,424
                                     ---------      ---------       ---------       ---------

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
              Nine Months Ended April 30, 2002 and 2001 (Restated)
                                   (unaudited)
                                 (in Thousands)

                                                                      (Restated)
                                                         April 30,     April 30,
                                                           2002          2001
                                                         ---------    ----------
Cash flows from operating activities:
   Net income                                             $  1,563    $      22
                                                          --------    ---------
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization                            451          420
      (Gain) loss on sale of property                            -            3
      Equity in loss of affiliate                               51           54
    (Increase) decrease in:
        Receivables                                         (7,141)       1,622
        Inventories                                        (21,355)      (9,902)
        Cash value life insurance                              (33)           -
    Increase (decrease) in:
        Accounts payable                                    18,462       13,115
        Other accrued current liabilities                      560       (1,350)
        Deferred income tax                                    (65)          66
                                                          --------    ---------
              Total adjustments                             (9,070)       4,028
                                                          --------    ---------

              Net cash from operating activities            (7,507)       4,050
                                                          --------    ---------

Cash flows from investing activities:
  Purchase of property and equipment                          (666)        (240)
                                                          --------    ---------
              Net cash from investing activities
                                                              (666)        (240)
                                                          --------    ---------

Cash flows from financing activities:
  Net loan proceeds (reduction)                              7,982       (4,487)
  Bank overdraft at beginning of period                          -         (399)
  Bank overdraft at end of period                                -          760
  Net proceeds from issuance of
    common stock                                               128          316
                                                          --------    ---------

     Net cash from financing activities                      8,110       (3,810)
                                                          --------    ---------

Net increase (decrease) in cash                                (63)           -
Cash at beginning of fiscal year                               657            -
                                                          --------    ---------
Cash at end of period                                     $    594    $       -
                                                          --------    ---------

Supplemental disclosure of cash flow information:
  Interest paid                                           $    610    $     795
                                                          ========    =========
  Income taxes paid                                       $    128    $     399
                                                          ========    =========

                             QUICK & MCFARLIN, P.C.
                     Certified Public Accountants Letterhead

                         Independent Accountant's Report

To the Board of Directors
         Professional Veterinary Products, Ltd.
                  Omaha, Nebraska

         We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of April 30, 2002, and the related statements of consolidated income for the three and nine month periods ended April 30, 2002 and 2001 and the consolidated statement of cash flows for the nine month periods ended April 30, 2002 and 2001. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

         A review of interim financial information consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Omaha, Nebraska
July 12, 2002

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

         Date:  July 15, 2002       By: /s/ Dr. Lionel L. Reilly, President