Form 10-K/A
period 2001-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-08-06
CIK 947425

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

                                                       At the Year Ended July 31,
                                           1997         1998      1999         2000         2001
                                                               (Restated)   (Restated)   (Restated)
For the Year:
-------------
Net sales and other revenues ..........   80,939       92,546      120,536      176,275       197,523
Operating income ......................      160          258           11        1,410         1,320
Net income ............................       46          102          141          547           387
Basic income per share:
   Operating income ...................  $173.63       257.63         9.57     1,109.40        912.08
    Net Income ........................  $ 49.98       101.44       128.52       430.55        267.58
Basic common shares outstanding
    used in the calculation ...........      921        1,001        1,095        1,271         1,447

At Year End:
------------
Total assets ..........................  $14,176       20,008       28,358       59,612        50,737

Total long-term obligations ...........  $ 1,302        1,225            -        6,013         5,565

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

                                                              Quarters Ended                                        Year Ended
                             October 31, 1999     January 31, 2000      April 30, 2000        July 31, 2000       July 31, 2000
                                (Restated)           (Restated)           (Restated)            (Restated)          (Restated)
Revenues ..................       $    41,522               39,234              42,111               53,408             176,275
Gross profit ..............             3,060                3,696               3,380                4,205              14,341
Operating income...........               207                  566                (218)                 855               1,410
Net income ................               101                  188                (348)                 606                 547
Net income per share ......       $     84.14               151.13             (270.25)              450.17              430.55
Weighted average common
    shares outstanding ....             1,200                1,243               1,289                1,347               1,271

                                                              Quarters Ended                                        Year Ended
                             October 31, 2000     January 31, 2001      April 30, 2001        July 31, 2001       July 31, 2001
                                (Restated)           (Restated)           (Restated)            (Restated)          (Restated)
Revenues ..................       $    49,755               46,345              50,774               50,648             197,523
Gross profit ..............             3,500                3,698               3,751                4,915              15,863
Operating income... .......               697                   19                (120)                 724               1,320
Net income ................               254                 (148)                (82)                 363                 387
Net income per share ......       $    183.00              (104.39)             (56.33)              240.23              267.58
Weighted average common
    shares outstanding ....             1,388                1,420               1,465                1,515               1,447


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

         The following discussion is based on the historical results of operations for fiscal 1999, 2000 and 2001.

Fiscal 1999 Compared to Fiscal 1998:

         Net sales and other revenue for the fiscal year ending July 31, 1999 increased by 30.2% or $28.0 million. Net sales and other revenue for the 1999 fiscal year totaled $120.5 million compared to $92.5 million for the previous fiscal year. The growth was attributable to increased sales to existing customers of $22.1 million and to new customers of $5.9 million. During the year the number of total shareholders increased by 140 veterinary practices. On July 31, 1999 there were 1,188 shareholders of the Company.

         Gross profit increased by $1.4 million to $8.7 million compared to $7.3 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenues was 7.2% in fiscal 1999 compared to 7.9% in fiscal 1998. This decrease in percentage was primarily due to lower margin from the sale of product.

         Operating, general and administrative expenses increased by $1.6 million to $8.6 million in fiscal year 1999 compared to $7.0 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 1999 was 7.2% vs. 7.6% for fiscal 1998. This decrease in percentage was primarily due to maintaining tight control on expenses while increasing revenue.

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

Fiscal 2000 Compared to Fiscal 1999:

         Net sales and other revenue for the fiscal year ending July 31, 2000 increased by 46.2% or $55.8 million. Net sales and other revenue for the 2000 fiscal year totaled $176.3 million compared to $120.5 million for the previous fiscal year. The growth was principally attributable to increased sales to existing customers of $37.0 million and to new customers of $18.8 million. During the year the number of total shareholders increased by 193 veterinary practices. On July 31, 2000 there were 1,381 shareholders of the Company.

         Gross profit increased by $5.6 million to $14.3 million compared to $8.7 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 8.1% for fiscal 2000 compared to 7.2% for fiscal 1999. This increase in percentage was primarily due to higher vendor rebates.

         Operating, general and administrative expenses increased by $4.2 million to $12.9 million for fiscal year 2000 compared to $8.7 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2000 was 7.3% vs. 7.2% in fiscal 1999.

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

Fiscal 2001 Compared to Fiscal 2000:

         Net sales and other revenue for the fiscal year ending July 31, 2001 increased by 12.1% or $21.2 million. Net sales and other revenue for the 2001 fiscal year totaled $197.5 million compared to $176.3 million for the previous fiscal year. The growth was principally attributable to increased sales to existing customers of $13.6 million and to new customers of $7.6 million. During the year the number of total shareholders increased by 153 veterinary practices. On July 31, 2001 there were 1,534 shareholders of the Company.

         Gross profit increased by $1.6 million to $15.9 million compared to $14.3 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 8.0% for fiscal 2001 compared to 8.1% for fiscal 2000. This decrease in percentage was primarily due to higher freight costs.

         Operating, general and administrative expenses increased by $1.6 million to $14.5 million for fiscal year 2001 compared to $12.9 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2001 was 7.4% vs. 7.3% for fiscal 2000.

         Operating income decreased by $153 thousand to $1.3 million for fiscal year 2001 compared to $1.4 million for the previous year. This decrease is primarily attributable to the decrease in gross profit as a percentage of total revenue while also decreasing the percentage of operating, general and administrative expenses.

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

         Net cash used by operating activities of $2.1 million in fiscal year ending July 1998 was primarily attributable to increases of $1.5 million in accounts receivable and $4.4 million in inventories. These were partially offset by an increase of $2.6 million in accounts payable. Net cash provided by operating activities of $1.9 million in fiscal year ending July 1999 was primarily attributable to an increase of $6.6 million in accounts receivable. It was partially offset by increases of $0.4 million in inventories and $7.7 million in accounts payable. In the fiscal year ending July 2000, net cash used by operating activities of $5.7 million was primarily attributable to increases of $10.4 million in accounts receivable and $15.8 million in inventories. These were partially offset by an increase of $19.0 million in accounts payable. For the fiscal year ending July 2001, net cash provided by operating activities of $5.2 million was primarily attributable to decreases of $3.1 million in accounts receivable and $6.0 million in inventories. These were partially offset by a decrease of $4.8 million in accounts payable.

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

         Net cash provided by financing activities of $1.3 million in fiscal year ending July 1998 was primarily attributable to increases of $1.0 million in loan proceeds and $0.3 million from net proceeds from issuance of common stock. Net cash provided by financing activities of $1.4 million in fiscal year ending July 1999 was primarily attributable to increases of $1.0 million in loan proceeds and $0.4 million from net proceeds from issuance of common stock. In the fiscal year ending July 2000, net cash provided by financing activities of $11.2 million was primarily attributable to increases of $10.2 million in loan proceeds and $0.6 million from net proceeds from issuance of common stock. In the fiscal year ending July 2001, net cash used by financing activities of $4.3 million was primarily attributable to a decrease of $4.3 million in loan proceeds, an increase of $0.4 million from net proceeds from issuance of common stock, and a bank overdraft of $0.4 million.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(1)            Financial Statements
         (a)(3)            Exhibits

         (a)(1)   The following financial statements are filed as part of this report:
                  Independent Auditor's Report ....................................................  F-1
                  Consolidated Balance Sheets for the year ended July 31, 2001 and 2000 ...........  F-2
                  Consolidated Statements of Income for the year ended July 31, 2001, 2000 and 1999 ...............................................................  F-3
                  Consolidated Statements of Stockholders' Equity for the year ended July 31,
                           2001, 2000 and 1999 ....................................................  F-4
                  Consolidated Statements of Cash Flow for the year ended July 31, 2001,
                           2000 and 1999 ..........................................................  F-5
                  Notes to Financial Statements ...................................................  F-6

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

         As described in Note 15, these consolidated financial statements have been restated for the change in accounting for the investment in an affiliate, for stock subscriptions receivable, and for certain reclassifications relating to sales promotion revenue.

                           /s/ Quick & McFarlin, P.C.

Omaha, Nebraska
April 19, 2002, except for Notes 1(j), 1(k), 15 and 16, as to which the date is July 31, 2002

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

               As of July 31, 2001 (Restated) and 2000 (Restated)
                        (in Thousands, except share data)

Assets
------
Current assets:                                                             July 31, 2001              July 31, 2000
                                                                               (Restated)                 (Restated)
  Cash ....................................................................           657                          -
  Accounts receivable, trade, less allowance for doubtful accounts (0) ....        15,783                     20,006
  Accounts receivable, related parties ....................................         2,490                        629
  Accounts receivable, other ..............................................           129                        933
  Prepaid income taxes ....................................................           122                          -
  Inventory ...............................................................        22,342                     28,427
                                                                                ---------                  ---------
       Total current assets ...............................................        41,523                     49,995
                                                                                ---------                  ---------
Property and equipment ....................................................         8,916                      8,640
  Less accumulated depreciation ...........................................         1,433                        896
                                                                                ---------                  ---------
                                                                                    7,483                      7,744
                                                                                ---------                  ---------
Other assets:
  Goodwill less accumulated amortization $60 (2001), $45 (2000) ...........           166                        181
  Loan origination fee less accumulated amortization $5 (2001),
      $3 (2000) ...........................................................            15                         17
  Trademark, less accumulated amortization $1 (2001), $1 (2000) ...........             4                          4
  Investments in unconsolidated affiliates ................................         1,513                      1,635
  Cash value life insurance ...............................................            33                         30
  Deferred income tax asset ...............................................             -                          6
                                                                                ---------                  ---------
                                                                                    1,731                      1,873
                                                                                ---------                  ---------
                                                                                   50,737                     59,612
                                                                                =========                  =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Bank overdraft ..........................................................             -                        399
  Notes payable, bank .....................................................         4,294                      8,216
  Current portion of long-term debt .......................................           456                        420
  Accounts payable, trade .................................................        31,950                     36,154
  Accounts payable, related parties .......................................           535                      1,082
  Other current liabilities ...............................................         1,532                      1,827
                                                                                ---------                  ---------
       Total current liabilities ..........................................        38,767                     48,098
                                                                                ---------                  ---------

Long-term debt ............................................................         5,565                      6,013
Deferred income tax liability .............................................            94                          -
                                                                                ---------                  ---------
       Total liabilities ..................................................        44,426                     54,111
                                                                                ---------                  ---------

Stockholders' equity:
  Common stock, $1 par value per share. Authorized 30,000 shares;
   issued and outstanding 1,557 (January 31, 2002), 1,534 shares
      (2001), 1,381 shares (2000) .........................................             2                          1
  Paid-in capital .........................................................         4,415                      3,993
  Retained earnings .......................................................         1,894                      1,507
                                                                                ---------                  ---------
                                                                                    6,311                      5,501
                                                                                ---------                  ---------
                                                                                   50,737                     59,612
                                                                                =========                  =========

See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                        Consolidated Statements of Income

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                    (in Thousands, except per share amounts)

                                                        July 31,      July 31,      July 31,
                                                          2001          2000          1999
                                                       (Restated)    (Restated)    (Restated)
Net sales and other revenue                              $ 197,523       176,275       120,536

Cost of sales                                              181,660       161,934       111,876
                                                         ---------     ---------     ---------

       Gross profit                                         15,863        14,341         8,660

Operating, general and administrative expenses              14,543        12,931         8,649
                                                         ---------     ---------     ---------

       Operating income                                      1,320         1,410            11
                                                         ---------     ---------     ---------

Other income (expense):
      Interest income                                          504           373           249
      Interest expense                                      (1,006)         (862)         (263)
      Other                                                     (2)          (44)          237
                                                         ---------     ---------     ---------
                                                              (504)         (533)          223
                                                         ---------     ---------     ---------

Equity in loss of affiliate                                   (122)           (9)            -
                                                         ---------     ---------     ---------

       Income before taxes                                     694           868           234

Income taxes                                                   307           321            93
                                                         ---------     ---------     ---------

       Net income                                        $     387           547           141
                                                         =========     =========     =========

Net earnings per share of common stock                   $  267.58        430.55        128.52
                                                         =========     =========     =========

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                   (in Thousands, except Common Shares Issued)

                                            Common                            Additional
                                            Shares            Common            Paid-in          Retained
                                            Issued             Stock            Capital          Earnings            Total
Balance at July 31, 1998                      1,048          $      1          $  2,993          $    819          $  3,813
Issuance of stock                               157                                 471                 -               471
Redemption of stock                             (17)                -               (50)                -               (50)
Net change in
    Accounts receivable, stock                    -                 -               (62)                -               (62)
Net income                                        -                 -                 -               141               141
                                           --------          --------          --------          --------          --------

Balance at July 31, 1999                      1,188                 1             3,352               960             4,313
(restated)
Issuance of stock                               211                                 633                 -               633
Redemption of stock                             (18)                -               (54)                -               (54)
Net change in
    Accounts receivable, stock                    -                 -                62                 -                62
Net income                                        -                 -                 -               547               547
                                           --------          --------          --------          --------          --------

Balance at July 31, 2000                      1,381                 1             3,993             1,507             5,501
(restated)
Issuance of stock                               172                 1               515                 -               516
Redemption of stock                             (19)                -               (57)                -               (57)
Net change in
    Accounts receivable, stock                    -                 -               (36)                -               (36)
Net income                                        -                 -                 -               387               387
                                           --------          --------          --------          --------          --------

Balance at July 31, 2001
(restated)                                    1,534          $      2          $  4,415          $  1,894          $  6,311
                                           ========          ========          ========          ========          ========

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                                 (in Thousands)

                                                                     July 31, 2001          July 31, 2000          July 31, 1999
                                                                        (Restated)             (Restated)             (Restated)
Cash flows from operating activities:
  Net income                                                            $      387             $      547             $      141
                                                                        ----------             ----------             ----------

  Adjustments to reconcile net income to net cash provided (used)
      by operating activities:
        Depreciation and amortization                                          563                    443                    288
        (Gain) loss on sale of property                                          2                     43                   (237)
        Equity loss in affiliate                                               122                      9                      -
  Adjustments for working capital changes:
        (Increase) decrease in:
          Receivables                                                        3,167                (10,430)                (6,632)
          Inventories                                                        6,085                (15,839)                   418
          Cash value life insurance                                             (3)                   (30)                     -
          Deferred income tax                                                  100                     (6)                     -
        Increase (decrease) in:
          Accounts payable                                                  (4,751)                19,058                  7,736
          Accrued expenses and income taxes payable                           (417)                   513                    149
                                                                        ----------             ----------             ----------
           Total adjustments                                                 4,868                 (6,239)                 1,722
                                                                        ----------             ----------             ----------
           Net cash provided used (by) operating activities                  5,255                 (5,692)                 1,863
                                                                        ----------             ----------             ----------
Cash flows from investing activities:
  Purchase of property and equipment                                          (287)                (5,292)                (2,762)
  Purchase of trademark                                                          -                      -                     (5)
  Purchase of investments                                                        -                 (1,500)                  (144)
  Proceeds from sale of property                                                 -                    115                  1,878
                                                                        ----------             ----------             ----------
               Net cash provided (used) by investing activities               (287)                (6,677)                (1,033)
                                                                        ----------             ----------             ----------
Cash flows from financing activities:
  Net loan proceeds (reduction)                                             (4,334)                10,236                  1,013
  Bank overdraft                                                              (399)                   399                 (1,110)
  Net proceeds from issuance of common stock                                   422                    641                    360
                                                                        ----------             ----------             ----------
               Net cash provided (used) by financing activities             (4,311)                11,276                    263
                                                                        ----------             ----------             ----------
Net increase (decrease) in cash                                                657                 (1,093)                 1,093
Cash at beginning of year                                                        -                  1,093                      -
                                                                        ----------             ----------             ----------
Cash at end of year                                                     $      657             $        -             $    1,093
                                                                        ==========             ==========             ==========

Supplemental disclosure of cash flow information:
  Interest paid                                                         $    1,052             $      774             $      258
                                                                        ==========             ==========             ==========

  Income taxes paid                                                     $      560             $      106             $      117
                                                                        ==========             ==========             ==========

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

                 Building .................................  40 years
                 Furniture, Fixtures and Equipment ........   7 years
                 Computer Equipment .......................   5 years
                 Software .................................   3 years

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

                 Goodwill .................  15 and 20 years, straight-line
                 Loan fees ................  term of the related note, straight-
                                             line (amortized expense is included
                                             in interest)
                 Trademark ................  15 years, straight-line

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

             The Company receives sales promotion monies through various contracted agreements which manufacturers use specifically to promote their products to veterinarian purchasers. The sales promotion value is passed on to the veterinarian based upon their level of product purchases prescribed in the contracted agreements.

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

(3)  Rebates:
       At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable for overcharges on sales in excess of an agreed to profit margin as follows:

                                                     2001          2000
                                                     ----          ----
              Accounts receivable                $ 23,141      $ 26,749
                 Less rebates                      (4,868)       (6,114)
                                                 --------      --------
                 Accounts receivable, net        $ 18,273      $ 20,635
                                                 ========      ========

       Net sales and other revenue reported on the Consolidated Statements of Income were reduced by rebates as follows:

                                                     2001       2000       1999
                                                     ----       ----       ----
                 Gross sales and other revenue   $202,391   $182,389   $125,425
                 Less rebates                      (4,868)    (6,114)    (4,889)
                                                 --------   --------   --------

                 Net sales and other revenue     $197,523   $176,275   $120,536
                                                 ========   ========   ========

(4)  Property and equipment:

                                           Cost                  Book Value
                                           ----                  ----------
                                    2001         2000         2001         2000
                                    ----         ----         ----         ----
                 Land            $   954      $   954      $   954      $   954
                 Buildings         4,715        4,715        4,519        4,637
                 Equipment         3,247        2,971        2,010        2,153
                                 -------      -------      -------      -------

                                 $ 8,916      $ 8,640      $ 7,483      $ 7,744
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

                                                                  2001      2000
                                                                  ----      ----
          Investment in AAHA Services Corp (equity method),
            net of amortization and 20% equity method loss     $ 1,369   $ 1,491
          Investment in Agri-Laboratories, Ltd. (cost method)      144       144
                                                               -------   -------

                                                               $ 1,513   $ 1,635
                                                               =======   =======

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

(7)  Deferred income taxes:
       The company's total noncurrent deferred tax asset and noncurrent deferred tax liabilities at July 31 are as follows (computed at the statutory rate 34%):

                                                             2001        2000
                                                             ----        ----
                 Noncurrent deferred tax asset -
                    Uniform capitalization                 $   37      $   48
                 Noncurrent deferred tax liability -
                    Accumulated depreciation                 (131)        (42)
                                                           ------      ------
                 Net noncurrent deferred tax asset
                   (liability) per financials                 (94)          6
                 Prior year deferred tax asset (liability)      6           -
                                                           ------      ------
                 Deferred tax expense                         100          (6)
                 Taxes currently payable                      207         327
                                                           ------      ------

                 Income tax expense                        $  307      $  321
                                                           ======      ======

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

(8)  Reconciliation of income tax expense:
       A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                            2001    2000    1999
                                                            ----    ----    ----
                 Income tax at federal statutory rate     $  236  $  296  $   75
                 State taxes, net of federal taxes             6       8       1
                 Amortization of goodwill                     24       3       -
                 Nondeductible and other items                41      14      17
                                                          ------  ------  ------

                                                          $  307  $  321  $   93
                                                          ======  ======  ======

(9)  Long-term debt:
                                                              2001        2000
                                                              ----        ----
             Note payable, bank, 7.42% interest            $ 3,860     $ 3,951
             Note payable, bank, 9.10% interest              1,114       1,192
             Note payable, bank, 8.66% interest              1,047       1,290
                                                           -------     -------
                                                             6,021       6,433
             Less current portion due within one year         (456)       (420)
                                                           -------     -------
                                                           $ 5,565     $ 6,013
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

       Total yearly principal payments of long-term debt are due as follows:

                        Note Payable  Note Payable     Note Payable
                         bank, 7.42%   bank, 9.10%      bank, 8.66%        Total
                         -----------   -----------      -----------        -----
            2002           $   101       $    86          $   269        $   456
            2003               109            94              293            496
            2004               117           103              319            539
            2005               126           113              166            405
            2006               136           124                -            260
            Thereafter       3,271           594                -          3,865
                           -------       -------          -------        -------

                           $ 3,860       $ 1,114          $ 1,047        $ 6,021
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

       Minimum future obligations on operating leases in effect on July, 31, 2001 were as follows:

                 Year ended July 31, 2002                         $   386
                 Year ended July 31, 2003                             140
                 Year ended July 31, 2004                              39
                 Year ended July 31, 2005                              32
                 Year ended July 31, 2006                               5
                                                                  -------
                                                                  $   602
                                                                  =======

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

         Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999
                  (Amounts in Thousands, Except Per Share Data)

(12) Related party transactions:
       In the normal course of business the Company sells to its directors, officers, and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

                                                     2001              2000
                                                     ----              ----
                 Affiliates (AAHA)                $ 2,285           $   412
                 Board of Directors                   197               213
                 Officer                                1                 1
                 Employees                              7                 3
                                                  -------           -------
                                                  $ 2,490           $   629
                                                  =======           =======

       Accounts payable, related parties on the balance sheet include amounts payable on demand as of July 31 to the following:

                                                     2001              2000
                                                     ----              ----
                 Affiliates (Agri-Laboratories)   $   535           $ 1,082
                                                  =======           =======

       Net sales on the Consolidated Statements of Income include sales to related parties as follows:

                                                      2001       2000       1999
                                                      ----       ----       ----
                 Affiliates (AAHA)                $  8,761   $  4,080          -
                 Board of Directors                  2,857      3,238   $  2,844
                 Officer                                 3          9          6
                 Employees                             100         16         24
                                                  --------   --------   --------
                                                  $ 11,721   $  7,343   $  2,874
                                                  ========   ========   ========

       Purchases from related parties were as follows:

                                                      2001       2000       1999
                                                      ----       ----       ----
                 Affiliates (Agri-Laboratories)   $ 10,518   $  6,894   $  1,601
                                                  ========   ========   ========

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

                                                      2001       2000       1999
                                                      ----       ----       ----
       Net income as previously reported          $    509   $    556   $    141

       Impact of restatement for:
         Equity in loss of affiliate                  (122)        (9)       -0-
                                                  --------   --------   --------

       Net income as restated                     $    387   $    547   $    141
                                                  ========   ========   ========

       The principal effect of these items on the accompanying financial statements are set forth below:

                                                            Consolidated Statements of Income
                                    2001           2001        2000          2000        1999          1999
                                 Previously                 Previously                Previously
                                  Reported     As Restated   Reported     As Restated  Reported     As Restated
                                  --------     -----------   --------     -----------  --------     -----------
     Net sales and other revenue   199,340      197,523       178,547      176,275      122,253      120,536

     Gross profit                   17,680       15,863        16,613       14,341       10,377        8,660

     Operating, general and
     administrative expenses        16,360       14,543        15,203       12,931       10,366        8,649

     Equity in loss of affiliate         -         (122)            -           (9)           -            -

     Income before taxes               816          694           878          868          234          234

     Net income                        509          387           557          547          141          141

     Net income per share         $ 351.55     $ 267.58      $ 437.93     $ 430.55     $ 128.52     $ 128.52

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

(16) Selected quarterly financial data:
                  The following presents certain unaudited quarterly financial data and certain audited, restated year end financial data:

                                                              Quarters Ended                                       Year Ended
                             October 31, 1999     January 31, 2000      April 30, 2000        July 31, 2000       July 31, 2000
                                (Restated)           (Restated)           (Restated)            (Restated)          (Restated)
Revenues ..................       $    41,522               39,234              42,111               53,408             176,275
Gross profit ..............             3,060                3,696               3,380                4,205              14,341
Operating income...........               207                  566                (218)                 855               1,410
Net income ................               101                  188                (348)                 606                 547
Net income per share ......       $     84.14               151.13             (270.25)              450.17              430.55
Weighted average common
    shares outstanding ....             1,200                1,243               1,289                1,347               1,271

                                                              Quarters Ended                                       Year Ended
                             October 31, 2000     January 31, 2001      April 30, 2001        July 31, 2001       July 31, 2001
                                (Restated)           (Restated)           (Restated)            (Restated)          (Restated)
Revenues ..................       $    49,755               46,345              50,774               50,648             197,523
Gross profit ..............             3,500                3,698               3,751                4,915              15,863
Operating income...........               697                   19                (120)                 724               1,320
Net income ................               254                 (148)                (82)                 363                 387
Net income per share ......       $    183.00              (104.39)             (56.33)              240.23              267.58
Weighted average common
    shares outstanding ....             1,388                1,420               1,465                1,515               1,447

         (a)(3)   Exhibits

                  23.1     Consent of Quick & McFarlin, P.C.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:  August 5, 2002


                                    PROFESSIONAL VETERINARY PRODUCTS, LTD.


                                    By:      /s/ Dr. Lionel L. Reilly
                                             -----------------------------------
                                             Dr. Lionel L. Reilly

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

                           *                             Director
--------------------------------------------
                  Mark A. Basinger


                           *                             Director
--------------------------------------------
                  Raymond C. Ebert II


                           *                             Director
--------------------------------------------
                  Fred G. Garrison


                           *                             Director
--------------------------------------------
                  Kenneth R. Liska

                           *                             Director
--------------------------------------------
                  Wayne E. Rychnovsky


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