Form 10-Q/A
period 2002-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-08-06
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A

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
                           PERIOD ENDED APRIL 30, 2002

PART I:  FINANCIAL INFORMATION                                                                   PAGE

         ITEM 1. FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of April 30, 2002 and July 31, 2001                3

                 Consolidated Income Statements for the three and nine months                      4
                 ended April 30, 2002 and 2001

                 Consolidated Statements of Cash Flow for the nine months ended                    5
                 April 30, 2002 and 2001

                 Notes to Financial Statements                                                     6

                 Independent Accountant's Report                                                   9

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION                                     10



SIGNATURES                                                                                        11


             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
     As of April 30, 2002 (Restated, unaudited) and July 31, 2001 (Restated)
                        (in Thousands, Except Share Data)

                                                                                             (Restated)        (Restated)
                                                                                              April 30,          July 31,
 ASSETS                                                                                         2002               2001
                                                                                            -------------      -------------
 Current assets:
    Cash                                                                                      $      594        $      657
    Accounts receivable, trade; less allowance for doubtful accounts
      $60 (April 30, 2002) and $ 0 (July 31, 2001)                                                22,345            15,783
    Accounts receivable, related parties                                                           3,186             2,490
    Accounts receivable, other                                                                        12               129
    Prepaid income taxes                                                                               -               122
    Inventory                                                                                     43,697            22,342
                                                                                              ----------        ----------
         Total current assets                                                                     69,834            41,523
                                                                                              ----------        ----------

 Property and equipment                                                                            9,582             8,916
    Less accumulated depreciation                                                                  1,871             1,433
                                                                                              ----------        ----------
                                                                                                   7,711             7,483
                                                                                              ----------        ----------
 Other assets:
    Goodwill, less accumulated amortization
      $71 (April 30, 2002) and $60 (July 31, 2001)                                                   155               166
    Loan origination fee, less accumulated amortization
      $ 6 (April 30, 2002) and $ 5 (July 31, 2001)                                                    14                15
    Trademark, less accumulated amortization
      $ 1 (April 30, 2002) and $ 1 (July 31, 2001)                                                     4                 4
    Investment in unconsolidated affiliates                                                        1,462             1,513
    Cash value life insurance                                                                         66                33
                                                                                              ----------        ----------
                                                                                                   1,701             1,731
                                                                                              ----------        ----------
                                                                                              $   79,246        $   50,737
                                                                                              ==========        ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 Current liabilities:
    Note payable, line of credit                                                              $   12,609        $    4,294
    Current portion of long-term debt                                                                485               456
    Accounts payable, trade                                                                       48,817            31,950
    Accounts payable, related parties                                                              2,131               535
    Other current liabilites                                                                       1,970             1,532
                                                                                              ----------        ----------
         Total current liabilities                                                                66,012            38,767
                                                                                              ----------        ----------
 Long-term debt                                                                                    5,203             5,565
 Deferred income tax liability                                                                        29                94
                                                                                              ----------        ----------
         Total liabilities                                                                        71,244            44,426
                                                                                              ----------        ----------
 Stockholder's equity:
    Common stock, $1 par value per share.  Authorized 30,000 shares; issued
      and outstanding  shares 1,546 (April 30, 2002), 1,534 shares (July 31, 2001)                     2                 2
    Paid-in capital                                                                                4,543             4,415
    Retained earnings                                                                              3,457             1,894
                                                                                              ----------        ----------
                                                                                                   8,002             6,311
                                                                                              ----------        ----------
                                                                                              $   79,246        $   50,737
                                                                                              ==========        ==========


             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                         Consolidated Income Statements
Three and Nine Month Periods Ended April 30, 2002 (Restated) and 2001 (Restated)
                                   (unaudited)
                        (in Thousands, Except Share Data)


                                                         Three Months Ended                 Nine Months Ended
                                                 --------------------------------     ---------------------------------
                                                 April 30, 2002    April 30, 2001     April 30, 2002     April 30, 2001
                                                   (Restated)        (Restated)         (Restated)         (Restated)
                                                   ----------        ----------         ----------         ----------
Net sales and other revenue                       $  63,131             50,774            177,766           146,874

Cost of sales                                        56,706             47,023            162,697           135,925
                                                  ---------           --------          ---------          --------

        Gross profit                                  6,425              3,751             15,069            10,949

Operating, general, and administrative
expenses                                              4,782              3,871             12,269            10,354
                                                  ---------           --------          ---------          --------

         Operating income                             1,643               (120)             2,800               595
                                                  ---------           --------          ---------          --------

Other income (expense):
     Interest income                                    131                147                344               400
     Interest expense                                  (247)              (255)              (633)             (826)
     Other                                                -                  -                  -                (3)
     Equity in loss of affiliate                        (17)               (18)               (51)              (54)
                                                  ---------           --------          ---------          --------
                                                       (133)              (126)              (340)             (483)
                                                  ---------           --------          ---------          --------


           Income before taxes                        1,510               (246)             2,460               112

Income taxes                                            399               (164)               897                90
                                                  ---------           --------          ---------          --------

            Net income                            $  (1,111)          $    (82)         $   1,563          $     22
                                                  =========           ========          =========          ========

Net income per share of common stock              $  717.93           $ (56.33)         $1,010.10          $  15.64
                                                  =========           ========          =========          ========

Weighted average common shares outstanding            1,548              1,465              1,547             1,424
                                                  ---------           --------          ---------          --------


             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         Nine Months Ended April 30, 2002 (Restated) and 2001 (Restated)
                                   (unaudited)
                                 (in Thousands)

                                                               (Restated)               (Restated)
                                                                April 30,                April 30,
                                                                  2002                     2001
                                                              ------------              -----------
Cash flows from operating activities:
   Net income                                                  $     1,563              $        22
                                                               -----------              -----------

  Adjustments to reconcile net income to net cash
    from operating activities:
       Depreciation and amortization                                   451                      420
       (Gain) loss on sale of property                                   -                        3
       Equity in loss of affiliate                                      51                       54
    (Increase) decrease in:
        Receivables                                                 (7,141)                   1,622
        Inventories                                                (21,355)                  (9,902)
         Cash value life insurance                                     (33)                       -

    Increase (decrease) in:
        Accounts payable                                            18,462                   13,115
         Other accrued current liabilities                             560                   (1,350)
         Deferred income tax                                           (65)                      66
                                                                ----------              -----------
              Total adjustments                                     (9,070)                   4,028
                                                               -----------              ------------
              Net cash from operating activities                    (7,507)                   4,050
                                                               -----------              ------------

Cash flows from investing activities:
   Purchase of property and equipment                                 (666)                    (240)
                                                               -----------              -----------
               Net cash from investing activities                     (666)                    (240)
                                                               -----------              -----------
Cash flows from financing activities:
  Net loan proceeds (reduction)                                      7,982                   (4,487)
  Bank overdraft at beginning of period                                  -                     (399)
  Bank overdraft at end of period                                        -                      760
  Net proceeds from issuance of
    common stock                                                       128                      316
                                                               -----------              -----------

              Net cash from financing activities                     8,110                   (3,810)
                                                               -----------              -----------


Net increase (decrease) in cash                                        (63)                       -

Cash at beginning of fiscal year                                       657                        -
                                                               -----------              -----------
Cash at end of period                                          $       594              $         -
                                                               ===========              ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                $       610              $       795
                                                               ===========              ===========
  Income taxes paid                                            $       128              $       399
                                                               ===========              ===========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                 April 30, 2002
                                   (unaudited)
                        (in Thousands, Except Share Data)

(1)  Accounting policies:

     The accompanying condensed, consolidated financial statements of Professional Veterinary Products, Ltd., and its wholly-owned subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

(4)  Restatement of the condensed, consolidated financial statements:

     Subsequent to the issuance of the Company's condensed, consolidated financial statements as of April 30, 2001 on Form 10-Q with the SEC, the Company's management determined that the accounting related to the equity method investment in AAHA Services Corp would require restatement of the financial statements to reflect the change of accounting from the cost method to the equity method. The amounts restated include amortization of goodwill, accruals of profit sharing, the related income tax expense, and certain reclassifications. The effect of the restatement is shown in the table below:


                                                    Three Months Ended   Nine Months Ended
                                                      April 30, 2001       April 30, 2001
                                                      --------------       --------------
Net income as previously reported                     $         (100)      $          230
Impact of restatement for:
             Loss in equity of affiliate                         (18)                 (54)
              Profit sharing expense                             (92)                (233)
             Income tax                                          128                   79
                                                      --------------       --------------

Net income as restated                                $          (82)      $           22
                                                      ==============       ==============


             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                 April 30, 2002
                                   (unaudited)
                        (in Thousands, Except Share Data)


(4)  Restatement of the condensed, consolidated financial statements
     (continued):

     The principal effect of these items on the accompanying financial statements are set forth below:


                                                          Three Months Ended                 Nine Months Ended
                                                 April 30, 2001    April 30, 2001     April 30, 2001     April 30, 2001
                                                 --------------    --------------     --------------     --------------
                                                  Previously         As Restated        Previously        As Restated
                                                  ----------         -----------        ----------        -----------
                                                   Reported                              Reported
                                                   --------                              --------
Net sales and other revenue                          51,416               50,774          148,182             146,874
Operating, general, and administrative
expenses                                              4,422                3,871           11,429              10,354
Income before taxes                                   (138)                (246)              399                 112
Income taxes                                           (38)                (164)              169                  90
Net income                                            (100)                 (82)              230                  22
Net income per share of common stock                $ 68.42            $ (56.33)         $ 161.55            $  15.64
Weighted average common shares outstanding            1,465                1,465            1,424               1,424



                                                          Three Months Ended                 Nine Months Ended
                                                 April 30, 2002    April 30, 2002     April 30, 2002     April 30, 2002
                                                 --------------    --------------     --------------     --------------
                                                  Previously         As Restated        Previously        As Restated
                                                  ----------         -----------        ----------        -----------
                                                   Reported                              Reported
                                                   --------                              --------
Net sales and other revenue                          63,703               63,131          179,501             177,766
Operating, general, and
 administrative expenses                              5,354                4,782           14,004              12,269
Income before taxes                                   1,510                1,510            2,460               2,460
Income taxes                                            399                  399              897                 897
Net income                                            1,111                1,111            1,563               1,563
Net income per share of common stock                $717.93             $ 717.93       $ 1,010.10          $ 1,010.10
Weighted average common shares outstanding            1,548                1,548            1,547               1,547


                             QUICK & MCFARLIN, P.C.
                     Certified Public Accountants Letterhead

                         Independent Accountant's Report
                         -------------------------------

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

     As mentioned in an accompanying note, the April 30, 2001 quarterly information contained in this report has been restated for the change in accounting for the investment in an affiliate and for certain accruals and reclassifications that were necessary for presentation in accordance with generally accepted accounting principles.

                                            /s/ Quick & McFarlin, P.C.


Omaha, Nebraska
July 31, 2002

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

RESULTS OF OPERATIONS

     Nine months ended April 30, 2002 as compared to nine months ended April 30, 2001:

     Net sales and other revenue increased $30,892 to $177,766 compared to $146,874 for the same period the previous year. The 21% growth was principally attributable to increased sales to existing customers of $21,022 and to new customers of $9,794. On April 30, 2002 there were 1,546 shareholders of the company.

     Gross profit increased $4,121 to $15,069 compared to $10,948 for the same period the previous year. This increase is primarily attributable to the increase in net sales and other revenue. Gross profit as a percentage of net sales and other revenue was 8.5% compared to 7.5% for the same period the previous year. This increase in gross profit percentage is primarily attributable to higher margin from the sale of product.

     Operating, general and administrative expenses increased $1,915 to $12,269 compared to $10,354 for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue was 6.9% compared to 7.0% for the same period the previous year. This minimal change in percentage was primarily attributable to maintaining tight control of expenses while increasing net sales and other revenue.

     Operating income increased $2,205 to $2,800 compared to $595 for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $4,121 which was partially offset by the increase in operating, general and administrative expenses of $1,916.

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

     Date:    August 5, 2002             By: /s/ Dr. Lionel L. Reilly, President