Form 10-K/A
period 2001-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-08-21
CIK 947425

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1)      Financial Statements
      (a)(3)      Exhibits

      (a)(1) The following financial statements are filed as part of this report:

              Independent Auditor's Report ........................................................   F-1
              Consolidated Balance Sheets for the year ended July 31, 2001 and 2000 ...............   F-2
              Consolidated Statements of Income for the year ended July 31, 2001, 2000
                  and 1999 ........................................................................   F-3
              Consolidated Statements of Stockholders' Equity for the year ended July 31,
                  2001, 2000 and 1999 .............................................................   F-4
              Consolidated Statements of Cash Flow for the year ended July 31, 2001,
                  2000 and 1999 ...................................................................   F-5
              Notes to Financial Statements .......................................................   F-6

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

                           /s/ Quick & McFarlin, P.C.

Omaha, Nebraska
April 19, 2002, except for Notes 1(j), 1(k) and 16, as to which the date is July 31, 2002 and Note 15, as to which the date is August 19, 2002

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets

               As of July 31, 2001 (Restated) and 2000 (Restated)
                        (in Thousands, except share data)

Assets
------
Current assets:                                                                July 31, 2001              July 31, 2000
                                                                                  (Restated)                 (Restated)
   Cash .................................................................              657                          -
   Accounts receivable, trade, less allowance for doubtful accounts (0) ..          15,783                     20,006
   Accounts receivable, related parties ..................................           2,490                        629
   Accounts receivable, other ............................................             129                        933
   Prepaid income taxes ..................................................             122                          -
   Inventory .............................................................          22,342                     28,427
                                                                                    ------                     ------
          Total current assets ...........................................          41,523                     49,995
                                                                                    ------                     ------
Property and equipment ...................................................           8,916                      8,640
   Less accumulated depreciation .........................................           1,433                        896
                                                                                    ------                     ------
                                                                                     7,483                      7,744
                                                                                    ------                     ------
Other assets:
   Goodwill less accumulated amortization
         $60 (2001), $45 (2000) ..........................................             166                        181
    Loan origination fee less accumulated amortization
         $5 (2001), $3 (2000) ............................................              15                         17
    Trademark, less accumulated amortization
          $1 (2001), $1 (2000) ...........................................               4                          4
     Investments in unconsolidated affiliates ............................           1,513                      1,635
     Cash value life insurance ...........................................              33                         30
     Deferred income tax asset ...........................................               -                          6
                                                                                    ------                     ------
                                                                                     1,731                      1,873
                                                                                    ------                     ------
                                                                                    50,737                     59,612
                                                                                    ======                     ======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Bank overdraft .......................................................               -                        399
    Notes payable, bank ..................................................           4,294                      8,216
    Current portion of long-term debt ....................................             456                        420
    Accounts payable, trade ..............................................          31,950                     36,154
    Accounts payable, related parties ....................................             535                      1,082
    Other current liabilities ............................................           1,532                      1,827
                                                                                    ------                     ------
          Total current liabilities ......................................          38,767                     48,098

Long-term debt ...........................................................           5,565                      6,013
Deferred income tax liability ............................................              94                          -
                                                                                    ------                     ------
          Total liabilities ..............................................          44,426                     54,111
                                                                                    ------                     ------

Stockholders' equity:
   Common stock, $1 par value per share. Authorized 30,000 shares;
      issued and outstanding 1,557 (January 31, 2002), 1,534 shares
      (2001), 1,381 shares (2000) ........................................               2                          1
   Paid-in capital .......................................................           4,415                      3,993
   Retained earnings .....................................................           1,894                      1,507
                                                                                    ------                     ------
                                                                                     6,311                      5,501
                                                                                    ------                     ------
                                                                                    50,737                     59,612
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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                   (in Thousands, except Common Shares Issued)

                                      Common                           Additional
                                      Shares            Common          Paid-in            Retained
                                      Issued             Stock          Capital            Earnings          Total
Balance at July 31, 1998               1,048         $        1      $     2,993           $    819         $  3,813
Issuance of stock                        157                  -              471                  -              471
Redemption of stock                      (17)                 -              (50)                 -              (50)
Net change in
     Accounts receivable, stock            -                  -              (62)                 -              (62)
Net income                                 -                  -                -                141              141
                                   ---------         ----------      -----------           --------         --------
Balance at July 31, 1999               1,188                  1            3,352                960            4,313
(restated)
Issuance of stock                        211                                 633                  -              633
Redemption of stock                      (18)                 -              (54)                 -              (54)
Net change in
     Accounts receivable, stock            -                  -               62                  -               62
Net income                                 -                  -                -                547              547
                                   ---------         ----------      -----------           --------         --------

Balance at July 31, 2000               1,381                  1            3,993              1,507            5,501
(restated)
Issuance of stock                        172                  1              515                  -              516
Redemption of stock                      (19)                 -              (57)                 -              (57)
Net change in
     Accounts receivable, stock            -                  -             ( 36)                 -              (36)
Net income                                 -                  -                -                387              387
                                   ---------         ----------      -----------           --------         --------
Balance at July 31, 2001
(restated)                             1,534         $        2      $     4,415           $  1,894         $  6,311
                                   =========         ==========      ===========           ========         ========

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                                 (in Thousands)

                                                        July 31, 2001    July 31, 2000    July 31, 1999
                                                           (Restated)       (Restated)       (Restated)
Cash flows from operating activities:
    Net income                                            $       387      $       547      $       141
                                                          -----------      -----------      -----------

    Adjustments to reconcile net income to net cash
       provided (used) by operating
       activities:
         Depreciation and amortization                            563              443              288
         (Gain) loss on sale of property                            2               43             (237)
         Equity loss in affiliate                                 122                9                -
    Adjustments for working capital changes:
         (Increase) decrease in:
           Receivables                                          3,167          (10,430)          (6,632)
           Inventories                                          6,085          (15,839)             418
           Cash value life insurance                               (3)             (30)               -
           Deferred income tax                                    100               (6)               -
         Increase (decrease) in:
           Accounts payable                                    (4,751)          19,058            7,736
           Accrued expenses and
             income taxes payable                                (417)             513              149
                                                          -----------      -----------      -----------
            Total adjustments                                   4,868           (6,239)           1,722
                                                          -----------      -----------      -----------
            Net cash from
              operating activities                              5,255           (5,692)           1,863
                                                          -----------      -----------      -----------
Cash flows from investing activities:
    Purchase of property and equipment                           (287)          (5,292)          (2,762)
    Purchase of trademark                                           -                -               (5)
    Purchase of investments                                         -           (1,500)            (144)
    Proceeds from sale of property                                  -              115            1,878
                                                          -----------      -----------      -----------
                Net cash from
                  investing activities                           (287)          (6,677)          (1,033)
                                                          -----------      -----------      -----------
Cash flows from financing activities:
    Net loan proceeds (reduction)                              (4,334)          10,236            1,013
    Bank overdraft                                               (399)             399           (1,110)
    Net proceeds from issuance of
        common stock                                              422              641              360
                                                          -----------      -----------      -----------
                Net cash from
                  financing activities                         (4,311)          11,276              263
                                                          -----------      -----------      -----------
Net increase (decrease) in cash                                   657           (1,093)           1,093
Cash at beginning of year                                           -            1,093                -
                                                          -----------      -----------      -----------
Cash at end of year                                       $       657      $         -      $     1,093
                                                          ===========      ===========      ===========

Supplemental disclosure of cash flow information:
    Interest paid                                         $     1,052              774      $       258
                                                          ===========      ===========      ===========

    Income taxes paid                                     $       560      $       106      $       117
                                                          ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

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

                 Goodwill .......... 15 and 20 years, straight-line
                 Loan fees ......... term of the related note, straight-line
                                     (amortized expense is included in interest)
                 Trademark ......... 15 years, straight-line

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

(3)  Rebates:
         At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable for overcharges on sales in excess of an agreed to profit margin as follows:

                                                       2001            2000
                                                       ----            ----
              Accounts receivable                   $ 23,141         $ 26,749
                   Less rebates                       (4,868)          (6,114)
                                                    --------         --------
                   Accounts receivable, net         $ 18,273         $ 20,635
                                                    ========         ========

         Net sales and other revenue reported on the Consolidated Statements of Income were reduced by rebates as follows:

                                                         2001        2000        1999
                                                         ----        ----        ----
                   Gross sales and other revenue    $202,391    $182,389    $125,425
                   Less rebates                       (4,868)     (6,114)     (4,889)
                                                    --------    --------    --------

                   Net sales and other revenue      $197,523    $176,275    $120,536
                                                    ========    ========    ========

(4)  Property and equipment:

                                            Cost                      Book Value
                                            ----                      ----------
                                    2001               2000        2001       2000
                                    ----               ----        ----       ----
                   Land           $   954           $    954     $   954    $    954
                   Buildings        4,715              4,715       4,519       4,637
                   Equipment        3,247              2,971       2,010       2,153
                                  -------           --------     -------    --------
                                  $ 8,916           $  8,640     $ 7,483    $  7,744
                                  =======           ========     =======    ========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

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
                                                                        =====               =====

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

(8) Reconciliation of income tax expense:
         A reconciliation of income tax expense at the U.S. federal statutory income tax rate to actual income tax expense is as follows:

                                                         2001         2000         1999
                                                         ----         ----         ----
                Income tax at federal statutory rate    $ 236        $ 296         $ 75
                State taxes, net of federal taxes           6            8            1
                Amortization of goodwill                   24            3            -
                Nondeductible and other items              41           14           17
                                                        -----        -----         ----

                                                        $ 307        $ 321         $ 93
                                                        =====        =====         ====

(9) Long-term debt:
                                                              2001                 2000
                                                              ----                 ----
                Note payable, bank, 7.42% interest          $ 3,860             $ 3,951
                Note payable, bank, 9.10% interest            1,114               1,192
                Note payable, bank, 8.66% interest            1,047               1,290
                                                            -------             -------
                                                              6,021               6,433
                Less current portion due within one year       (456)               (420)
                                                            -------             -------
                                                            $ 5,565             $ 6,013
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

         Total yearly principal payments of long-term debt are due as follows:

                                 Note Payable    Note Payable     Note Payable
                             bank, 7.42%     bank, 9.10%      bank, 8.66%    Total
                             -----------     -----------      -----------    -----
             2002              $   101         $   86         $  269         $   456
             2003                  109             94            293             496
             2004                  117            103            319             539
             2005                  126            113            166             405
             2006                  136            124              -             260
             Thereafter          3,271            594              -           3,865
                               -------         ------          -----         -------

                               $ 3,860         $1,114         $1,047         $ 6,021
                               =======          =====          =====         =======

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

(12) Related party transactions:
         In the normal course of business the Company sells to its directors, officers, and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

                                                     2001              2000
                                                     ----              ----
                 Affiliates (AAHA)                $ 2,285             $ 412
                 Board of Directors                   197               213
                 Officer                                1                 1
                 Employees                              7                 3
                                                  -------             -----
                                                  $ 2,490             $ 629
                                                  =======             =====

         Accounts payable, related parties on the balance sheet include amounts payable on demand as of July 31 to the following:

                                                        2001              2000
                                                        ----              ----
                 Affiliates (Agri-Laboratories)        $ 535           $ 1,082
                                                       =====           =======

         Net sales on the Consolidated Statements of Income include sales to related parties as follows:

                                               2001           2000         1999
                                               ----           ----         ----
                 Affiliates (AAHA)        $   8,761        $ 4,080            -
                 Board of Directors           2,857          3,238       $2,844
                 Officer                          3              9            6
                 Employees                      100             16           24
                                          ---------        -------       ------
                                          $  11,721        $ 7,343       $2,874
                                          =========        =======       ======

         Purchases from related parties were as follows:

                                                     2001        2000       1999
                                                     ----        ----       ----
            Affiliates (Agri-Laboratories)        $ 10,518    $ 6,894    $ 1,601
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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

(14) Segment Information:
         The Company has one reportable segment which buys, sells, and warehouses animal health related items. The Company does not have separate strategic business units that offer different products or services. The Company did not receive over 10% of revenues from any single external customer.

(15) Restatement of financial statements:
         Subsequent to the issuance of the Company's 2001 consolidated financial statements and the filing of its 2001 Annual Report on Form 10-K with the SEC, the Company's management determined that the accounting related to the equity method investment in AAHA Services Corp and the accounting for sales promotion monies received from various manufacturers would require restatement of the financial statements.

         The Company's restatement reflects the change of accounting for the investment in AAHA Services Corp. from the cost method to the equity method. It also reflects the reclassification of promotion monies received from manufacturers. Formerly the Company had recorded promotion monies as revenue. The restatement reflects the change to record promotion monies as a reduction of operating, general and administrative expenses. The restatement of promotion monies had no effect on operating income or net income for the periods presented.

         The effects on net income from these restatements are shown in the following table:

                                                      2001      2000       1999
                                                      ----      ----       ----
              Net income as previously reported    $   509   $   556    $   141

              Impact of restatement for:
                Equity in loss of affiliate           (122)       (9)         -
                                                   -------   -------    -------

              Net income as restated               $   387   $   547    $   141
                                                   =======   =======    =======

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

(15) Restatement of financial statements (continued):

     The effects on the accompanying financial statements from these restatements are shown in the following tables:

                                                                     Consolidated Statement of Income
                                                                          Year Ended July 31, 2001

                                                           Previously               Effect of
                                                            Reported               Restatement       As Restated
                                                            --------               -----------       -----------
              Net sales and other revenue                   $ 199,340                ($1,817)         $ 197,523

              Cost of sales                                   181,660                      -            181,660
                                                            ---------              ---------          ---------

                Gross profit                                   17,680                 (1,817)            15,863

              Operating, general and
                administrative expenses                        16,360                 (1,817)            14,543
                                                            ---------              ---------          ---------

                Operating income                                1,320                      -              1,320

              Other income (expense)                             (504)                     -               (504)
              Equity in loss of affiliate                           -                   (122)              (122)
                                                            ---------              ---------          ---------

                Income before taxes                               816                   (122)               694

              Income taxes                                       (307)                     -               (307)
                                                            ----------             ---------          ---------

                Net income                                  $     509                  ($122)         $     387
                                                            =========              =========          =========

              Net income per share                          $  351.55                ($83.97)         $  267.58
                                                            =========              =========          =========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

(15)  Restatement of financial statements (continued):

                                                         Consolidated Statement of Income
                                                           Year Ended July 31, 2000
                                                   Previously     Effect of
                                                    Reported     Restatement    As Restated
                                                    --------     -----------    -----------
              Net sales and other revenue          $ 178,547       ($2,272)      $ 176,275

              Cost of sales                          161,934             -         161,934
                                                   ---------      --------       ---------

                Gross profit                          16,613        (2,272)         14,341

              Operating, general and
                administrative expenses               15,203        (2,272)         12,931
                                                   ---------       -------       ---------

                Operating income                       1,410             -           1,410

              Other income (expense)                    (533)            -            (533)
              Equity in loss of affiliate                  -            (9)             (9)
                                                   ---------      --------       ---------

                Income before taxes                      877            (9)            868

              Income taxes                              (321)            -            (321)
                                                   ---------      --------       ---------

                Net income                         $     556      $     (9)      $     547
                                                   =========      ========       =========

              Net income per share                 $  437.93        ($7.38)      $  430.55
                                                   =========      ========       =========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

(15)  Restatement of financial statements (continued):

                                                               Consolidated Statement of Income
                                                                     Year Ended July 31, 1999
                                                       Previously       Effect of
                                                        Reported       Restatement      As Restated
                                                        --------       -----------      -----------
              Net sales and other revenue              $ 122,253           ($1,717)      $ 120,536

              Cost of sales                              111,876                 -         111,876
                                                       ---------        ----------       ---------

                Gross profit                              10,377            (1,717)          8,660

              Operating, general and
                Administrative expenses                   10,366            (1,717)          8,649
                                                       ---------        ----------       ---------

                Operating income                              11                 -              11

              Other income (expense)                         223                 -             223
              Equity in loss of affiliate                      -                 -               -
                                                       ---------        ----------       ---------
                Income before taxes                          234                 -             234

              Income taxes                                   (93)                -             (93)
                                                       ---------        ----------       ---------

                Net income                             $     141        $        -       $     141
                                                       =========        ==========       =========

              Net income per share                     $  128.52        $        -       $  128.52
                                                       =========        ==========       =========

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Years ended July 31, 2001 (Restated), 2000 (Restated), and 1999 (Restated)
                  (Amounts in Thousands, Except Per Share Data)

(16)  Selected quarterly financial data:
                  The following presents certain unaudited quarterly financial data and certain audited, restated year end financial data:


                                                         Quarters   Ended                                Year Ended
                               October 31, 1999  January 31, 2000   April 30, 2000     July 31, 2000    July 31, 2000
                                  (Restated)        (Restated)        (Restated)        (Restated)        (Restated)
Revenues .................     $         41,522           39,234           42,111            53,408          176,275
Gross profit .............                3,060            3,696            3,380             4,205           14,341
Operating income .........                  207              566             (218)              855            1,410
Net income ...............                  101              188             (348)              606              547
Net income per share .....     $          84.14           151.13          (270.25)           450.17           430.55
Weighted average
    common shares
    outstanding ..........                1,200            1,243            1,289             1,347            1,271

                                                        Quarters  Ended                                  Year Ended
                               October 31, 2000  January 31, 2001   April 30, 2001     July 31, 2001    July 31, 2001
                                  (Restated)        (Restated)        (Restated)        (Restated)        (Restated)
Revenues .................     $         49,755           46,345           50,774            50,648          197,523
Gross profit .............                3,500            3,698            3,751             4,914           15,863
Operating income .........                  697               19             (120)              724            1,320
Net income ...............                  254             (148)             (82)              363              387
Net income per share .....     $         183.00          (104.39)          (56.33)           240.23           267.58
Weighted average
    common shares
    outstanding ..........                1,388            1,420            1,465             1,515            1,447

         (a)(3)   Exhibits

                  23.1    Consent of Quick & McFarlin, P.C.
                  99.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Date:    August 20, 2002

                                          PROFESSIONAL VETERINARY PRODUCTS, LTD.

                                          By:  /s/ Dr. Lionel L. Reilly
                                               ---------------------------------
                                               Dr. Lionel L. Reilly

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                     Signature                           Capacity

                     /s/ Dr. Lionel L. Reilly            President
         --------------------------------------
                     Dr. Lionel L. Reilly

                     /s/ Neal B. Soderquist              Chief Financial Officer
         --------------------------------------
                     Neal B. Soderquist

                              *                          Director
         --------------------------------------
                     Mark A. Basinger

                              *                          Director
         --------------------------------------
                     Raymond C. Ebert II

                              *                          Director
         --------------------------------------
                     Fred G. Garrison

                              *                          Director
         --------------------------------------
                     Kenneth R. Liska

                               *                             Director
         ---------------------------------------
                      Wayne E. Rychnovsky

                               *                             Director
         ---------------------------------------
                      Chester L. Rawson

                               *                             Director
         ---------------------------------------
                      Amy Lynne Hinton

                               *                             Director
         ---------------------------------------
                      Michael L. Whitehair

         *By:                  /s/ Dr. Lionel L. Reilly
                  ---------------------------------------
                               Dr. Lionel L. Reilly
                               As: Attorney-in-fact