Form 10-Q/A
period 2002-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-08-21
CIK 947425

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
                           PERIOD ENDED APRIL 30, 2002

PART I:  FINANCIAL INFORMATION                                                              PAGE
         ITEM 1.    FINANCIAL STATEMENTS

                    Consolidated Balance Sheets as of April 30, 2002 and July 31, 2001        3

                    Consolidated Income Statements for the three and nine months              4
                    ended April 30, 2002 and 2001

                    Consolidated Statements of Cash Flow for the nine months ended            5
                    April 30, 2002 and 2001

                    Notes to Financial Statements                                             6

                    Independent Accountant's Report                                          10

         ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K                                         11


SIGNATURES                                                                                   11

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
     As of April 30, 2002 (Restated, unaudited) and July 31, 2001 (Restated)
                        (in Thousands, Except Share Data)

                                                                                                (Restated)         (Restated)
                                                                                                 April 30,          July 31,
 ASSETS                                                                                            2002               2001
                                                                                                 ---------         ----------
Current assets:
  Cash                                                                                           $     594         $      657
  Accounts receivable, trade; less allowance for doubtful accounts
    $60 (April 30, 2002) and $ 0 (July 31, 2001)                                                    22,345             15,783
  Accounts receivable, related parties                                                               3,186              2,490
  Accounts receivable, other                                                                            12                129
  Prepaid income taxes                                                                                   -                122
  Inventory                                                                                         43,697             22,342
                                                                                                 ---------         ----------
        Total current assets                                                                        69,834             41,523
                                                                                                 ---------         ----------

Property and equipment                                                                               9,582              8,916
  Less accumulated depreciation                                                                      1,871              1,433
                                                                                                 ---------         ----------
                                                                                                     7,711              7,483
                                                                                                 ---------         ----------
Other assets:
  Goodwill, less accumulated amortization
    $71 (April 30, 2002) and $60 (July 31, 2001)                                                       155                166
  Loan origination fee, less accumulated amortization
    $ 6 (April 30, 2002) and $ 5 (July 31, 2001)                                                        14                 15
  Trademark, less accumulated amortization
    $ 1 (April 30, 2002) and $ 1 (July 31, 2001)                                                         4                  4
  Investment in unconsolidated affiliates                                                            1,462              1,513
  Cash value life insurance                                                                             66                 33
                                                                                                 ---------         ----------
                                                                                                     1,701              1,731
                                                                                                 ---------         ----------
                                                                                                 $  79,246         $   50,737
                                                                                                 =========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Note payable, line of credit                                                                   $  12,609         $    4,294
  Current portion of long-term debt                                                                    485                456
  Accounts payable, trade                                                                           48,817             31,950
  Accounts payable, related parties                                                                  2,131                535
  Other current liabilites                                                                           1,970              1,532
                                                                                                 ---------         ----------
        Total current liabilities                                                                   66,012             38,767

Long-term debt                                                                                       5,203              5,565
Deferred income tax liability                                                                           29                 94
                                                                                                 ---------         ----------
        Total liabilities                                                                           71,244             44,426
                                                                                                 ---------         ----------
Stockholder's equity:
  Common stock, $1 par value per share. Authorized 30,000 shares; issued
    and outstanding shares 1,546 (April 30, 2002), 1,534 shares (July 31, 2001)                          2                  2
  Paid-in capital                                                                                    4,543              4,415
  Retained earnings                                                                                  3,457              1,894
                                                                                                 ---------         ----------
                                                                                                     8,002              6,311
                                                                                                 ---------         ----------
                                                                                                 $  79,246         $   50,737
                                                                                                 =========         ==========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                         Consolidated Income Statements
Three and Nine Month Periods Ended April 30, 2002 (Restated) and 2001 (Restated)
                                   (unaudited)
                        (in Thousands, Except Share Data)

                                                           Three Months Ended                       Nine Months Ended
                                                           ----------------------------------------------------------
                                                    April 30, 2002     April 30, 2001     April 30, 2002     April 30, 2001
                                                      (Restated)         (Restated)         (Restated)         (Restated)
                                                       ---------          --------           --------           --------
Net sales and other revenue                            $    63,131             50,774            177,766            146,874

Cost of sales                                               56,706             47,023            162,697            135,925
                                                       -----------        -----------        -----------        -----------

     Gross profit                                            6,425              3,751             15,069             10,949

Operating, general, and administrative
expenses                                                     4,782              3,871             12,269             10,354
                                                       -----------        -----------        -----------        -----------

     Operating income                                        1,643               (120)             2,800                595
                                                       -----------        -----------        -----------        -----------

Other income (expense):
  Interest income                                              131                147                344                400
  Interest expense                                            (247)              (255)              (633)              (826)
  Other                                                          -                  -                  -                 (3)
  Equity in loss of affiliate                                  (17)               (18)               (51)               (54)
                                                       -----------        -----------        -----------        -----------
                                                              (133)              (126)              (340)              (483)
                                                       -----------        -----------        -----------        -----------

     Income before taxes                                     1,510               (246)             2,460                112

Income taxes                                                   399               (164)               897                 90
                                                       -----------        -----------        -----------        -----------

     Net income                                        $    (1,111)       $       (82)       $     1,563        $        22
                                                       ===========        ===========        ===========        ===========

Net income per share of common stock                   $    717.93        $    (56.33)       $  1,010.10        $     15.64
                                                       ===========        ===========        ===========        ===========

Weighted average common shares outstanding                   1,548              1,465              1,547              1,424
                                                       -----------        -----------        -----------        -----------

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         Nine Months Ended April 30, 2002 (Restated) and 2001 (Restated)
                                   (unaudited)
                                 (in Thousands)

                                                         (Restated)   (Restated)
                                                          April 30,    April 30,
                                                            2002         2001
                                                          --------     --------
Cash flows from operating activities:
   Net income                                             $  1,563     $     22
                                                          --------     --------
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                           451          420
       (Gain) loss on sale of property                           -            3
       Equity in loss of affiliate                              51           54
     (Increase) decrease in:
         Receivables                                        (7,141)       1,622
         Inventories                                       (21,355)      (9,902)
         Cash value life insurance                             (33)           -
     Increase (decrease) in:
         Accounts payable                                   18,462       13,115
         Other accrued current liabilities                     560       (1,350)
         Deferred income tax                                   (65)          66
                                                          --------     --------
               Total adjustments                            (9,070)       4,028
                                                          --------     --------

               Net cash from operating activities           (7,507)       4,050
                                                          --------     --------

Cash flows from investing activities:
   Purchase of property and equipment                         (666)        (240)
                                                          --------     --------
               Net cash from investing activities             (666)        (240)
                                                          --------     --------

Cash flows from financing activities:
   Net loan proceeds (reduction)                             7,982       (4,487)
   Bank overdraft at beginning of period                         -         (399)
   Bank overdraft at end of period                               -          760
   Net proceeds from issuance of
     common stock                                              128          316
                                                          --------     --------

               Net cash from financing activities            8,110       (3,810)
                                                          --------     --------

Net increase (decrease) in cash                                (63)           -
Cash at beginning of fiscal year                               657            -
                                                          --------     --------
Cash at end of period                                     $    594     $      -
                                                          ========     ========

Supplemental disclosure of cash flow information:
   Interest paid                                          $    610     $    795
                                                          ========     ========
   Income taxes paid                                      $    128     $    399
                                                          ========     ========

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

   The Company's restatement reflects the change of accounting for the investment in AAHA Services Corp. from the cost method to the equity method. It also reflects the reclassification of promotion monies received from manufacturers and the accrual of profit sharing expense. Formerly the Company had recorded promotion monies as revenue. The restatement reflects the change to record promotion monies as a reduction of operating, general and administrative expenses. The restatement of promotion monies had no effect on operating income or net income for the periods presented. Formerly, the Company recorded profit sharing expense when the obligation was fixed. The restatement reflects the charge to record estimated profit sharing expense in each quarter. The effects on net income from these restatements are shown in the following table:

                                         Three Months Ended   Nine Months Ended
                                           April 30, 2001      April 30, 2001
                                           --------------      --------------

   Net income as previously reported      $          (100)    $           230
   Impact of restatement for:
           Loss in equity of affiliate                (18)                (54)
           Profit sharing expense                     (92)               (233)
           Income tax                                 128                  79
                                          ---------------     ---------------

   Net income as restated                 $           (82)    $            22
                                          ===============     ===============

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

(4) Restatement of the condensed, consolidated financial statements (continued):

  The effects on the accompanying financial statements from these restatements are shown in the following tables:

                                                                           Consolidated Statements of Income
                                                             Three Months Ended                         Nine Months Ended
                                                               April 30, 2001                             April 30, 2001
                                                               --------------                             --------------
                                                   Previously     Effect of                  Previously      Effect of
                                                     Reported   Restatement   As Restated      Reported    Restatement   As Restated
                                                     --------   -----------   -----------      --------    -----------   -----------
Net sales and other revenue                         $  51,416     $    (642)    $  50,774     $ 148,182     $  (1,308)    $ 146,874

Cost of sales                                          47,023             -        47,023     $ 135,925             -     $ 135,925
                                                    ---------     ---------     ---------     ---------     ---------     ---------

     Gross profit                                       4,393          (642)        3,751     $  12,257     $  (1,308)    $  10,949

  Operating, general & administrative                   4,421          (550)        3,871        11,429        (1,075)       10,354
                                                    ---------     ---------     ---------     ---------     ---------     ---------

     Operating income (loss)                              (28)          (92)         (120)          828          (233)          595

Other income (expense)                                   (108)          (18)         (126)         (429)          (54)         (483)
                                                    ---------     ---------     ---------     ---------     ---------     ---------
     Income (loss) before taxes                          (136)         (110)         (246)          399          (287)          112

Income tax expense (benefit)                              (36)         (128)         (164)          169           (79)           90
                                                    ---------     ---------     ---------     ---------     ---------     ---------

     Net income                                     $    (100)    $      18     $     (82)    $     230     $    (208)    $      22
                                                    =========     =========     =========     =========     =========     =========
Net income per share of
     common stock                                   $  (68.42)    $   12.09     $  (56.33)    $  161.55     $ (145.91)    $   15.64
                                                    =========     =========     =========     =========     =========     =========

 Weighted average common
      shares outstanding                                1,465         1,465         1,465         1,424         1,424         1,424

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                 April 30, 2002
                                   (unaudited)
                        (in Thousands, Except Share Data)


(4) Restatement of the condensed, consolidated financial statements (continued):

                                                             Consolidated Statements of Income
                                               Three Months Ended                            Nine Months Ended
                                                 April 30, 2002                                April 30, 2002
                                                 --------------                                --------------
                                  Previously         Effect of                  Previously         Effect of
                                    Reported       Restatement    As Restated     Reported       Restatement    As Restated
                                    --------       -----------    -----------     --------       -----------    -----------
Net sales and other revenue        $  63,703         $    (572)     $  63,131    $ 179,501         $  (1,735)     $ 177,766

Cost of sales                         56,706                 -         56,706      162,697                 -        162,697
                                   ---------         ---------      ---------    ---------         ---------      ---------

  Gross profit                         6,997              (572)         6,425       16,804            (1,735)        15,069

Operating, general, and
  administrative expenses              5,354              (572)         4,782       14,004            (1,735)        12,269
                                   ---------         ---------      ---------    ---------         ---------      ---------

  Operating income                     1,643                 -          1,643        2,800                 -          2,800

Other income (expense)                  (133)                -           (133)        (340)                -           (340)
                                   ---------         ---------      ---------    ---------         ---------      ---------

Income before taxes                    1,510                 -          1,510        2,460                 -          2,460

Income tax expense                       399                 -            399          897                 -            897
                                   ---------         ---------      ---------    ---------         ---------      ---------

Net income                         $   1,111         $       -      $   1,111    $   1,563         $       -      $   1,563
                                   =========         =========      =========    =========         =========      =========

Net income per share of
  common stock                     $  717.93         $       -      $  717.93    $1,010.10         $       -      $1,010.10
                                   =========         =========      =========    =========         =========      =========

Weighted average common
  shares outstanding                   1,548             1,548          1,548        1,547             1,547          1,547

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


Omaha, Nebraska
August 19, 2002

ITEM 6:     EXHIBITS AND REPORTS ON FORM 8-K

            (a)   EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                  99.1: Certification pursuant to Section 906 of the
                        Sarbanes-Oxley Act of 2002



                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: August 20, 2002               By: /s/ Dr. Lionel L. Reilly, President