Form 10-K
period 2002-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-10-29
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended July 31, 2002; or
     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to
     ____________.

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

     Yes |X|   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     As of September 30, 2002, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $5,003,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2002, 1,691 shares of the Registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement for the Registrant's 2002 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2002 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                          INDEX TO 10-K FOR THE ANNUAL
                           PERIOD ENDED JULY 31, 2002

PART I
         ITEM 1.     BUSINESS ............................................         1

         ITEM 2.     PROPERTIES ..........................................         4

         ITEM 3.     LEGAL PROCEEDINGS ...................................         4

         ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS .         4

PART II
         ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS .................................         4

         ITEM 6.     SELECTED FINANCIAL DATA .............................         5

         ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATION ..................         7

         ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                     RISK ................................................        11

         ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .........        11

         ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND
                     FINANCIAL DISCLOSURE ................................        11

PART III
         ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT ......        12

         ITEM 11.    EXECUTIVE COMPENSATION ..............................        12

         ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT ..........................................        12

         ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ......        13

PART IV
         ITEM 14.    FINANCIAL STATEMENT SCHEDULES .......................        13

                     EXHIBITS REPORTS ON FORM 8-K ........................      II-1

                     REPORTS ON FORM 8-K .................................      II-2

         SIGNATURES ......................................................      II-2

                                     PART I

ITEM 1. BUSINESS

     The Company is a leading wholesale distributor of animal health products to practicing veterinarians. We also offer a broad array of prescription, non-prescription and sundry items to assist veterinarians in their practice. The Company does not sell pet foods. A small quantity of feed additive type products are sold by the Company.

     The Company distributes approximately 18,000 different items including biologicals, pharmaceuticals, parasiticides, instruments and equipment. Routinely some 11,000 items are inventoried for immediate shipment. The balance of items are either drop-shipped from the manufacturer to the customer or are special order items.

     As of July 31, 2002, the Company had 1,544 shareholder veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the South.

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

     The Company's business strategy is to be the leading supplier of animal health products to veterinary clinics by offering a complete assortment of items at competitive prices which are supported by superior levels of customer service. The Company believes that this strategy provides it with a competitive advantage by combining the broad product selection with everyday low prices and support from very efficient operations. The shareholder veterinary clinics are able to lower their product acquisition costs which both increases profitability and gives them a competitive market advantage.

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

Rebates to Shareholders

     The Company and its shareholders are in a contractual relationship evidenced in the Company's Articles of Incorporation which requires that all sales of Company products to Company shareholders be at no more than 5% over the cost of the Company as determined by a certified public accountant. Based on this requirement, a certified public accounting firm (not the same firm who was appointed auditors of the Company) annually makes a determination of the Company's product costs. This valuation of product costs is then multiplied by 105% and compared to the Company's product sales. Amounts in excess of the 105% computation are overcharges which are then rebated back to shareholders by credit memo. Such rebates are made on a pro rata basis to shareholders, based on the aggregate amount of products purchased by each shareholder during the year for which the rebate is made. Rebates are included in the Company's financial statements and are netted against sales and accounts receivable on the Company's financial statements.

The Animal Health Industry

     A national veterinary organization lists over 22,000 veterinary practices in the United States. There are some 45,000 veterinarians practicing in the various disciplines of veterinary medicine. This survey indicated nearly 71% of the veterinarians in private clinical practice predominately specialize in companion animal medicine.

     We believe, based on industry sources, the U.S. animal health manufacturer sales of biologicals, pharmaceuticals, insecticides and other packaged goods was over $4.2 billion for 2001. This segment of business in which the Company participates is intended to meet the product and supply needs of the private clinical practice.

     Sundry items such as collars, leashes, cages, books, aquatic supplies and equine tack are primarily sold through retail pet supply outlets. These products typically are not purchased from veterinary practices. The Company makes a few of these items available; however, annual sales are very minimal.

     Consolidation is a primary force reshaping the animal health industry. We believe, based on industry sources, sales by the top ten animal health product manufacturers account for over 75% of the U.S. market. At this time, the top five U.S. animal health product companies have a market share that exceeds 50% of the total animal health business.

     Livestock production continues the consolidation trend that started a number of years ago. Agribusiness integrators continue to build larger livestock raising facilities. Improved management systems coupled with new preventative products have resulted in an ongoing reduction in food producing animal product sales for the past several years. There also has been a loss of market share in several key product groups due to generic competition. The generic products generally sell for lower prices which causes a pricing deflation in the market.

     The companion animal market is experiencing considerable growth. Several new therapeutic and preventative products have contributed to most of this increased sales volume. Nutraceuticals (nutritional pharmaceuticals) have an increasing presence in the companion animal market. We believe, based on industry sources, during the past five years companion animal product sales have grown to nearly 50% of the total U.S. market.

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

     The role of the animal health distributor has changed dramatically during the last decade. Successful distributors have shifted from a selling mentality to providing products and services in a consultative environment. Declining profit margins typify current financial trends. Currently there is an over capacity in the animal health distribution network, although there have been few animal health distributor mergers or acquisitions. We believe the Company must continue to add value to the distribution channel, and reduce the redundancies that exist, while removing unnecessary costs associated with product movement.

Government Regulation

     Both state and federal government agencies regulate the distribution of certain animal health products. The Company is subject, either directly or indirectly, to regulation by the US Department of Agriculture and the Drug Enforcement Administration. Our suppliers are subject to regulation by the Department of Agriculture, the Food and Drug Administration, the Environmental Protection Agency, and several state agencies. Several states and the Drug Enforcement Administration require the Company to be registered or otherwise keep a current permit or license to handle controlled substances. Manufacturers of vaccines are required by the Department of Agriculture to comply with various storage and shipping criteria and requirements for the vaccines. To the extent Company distributes such vaccines, Company must comply with the same Department of Agriculture storage and shipping requirements.

     Several State Boards of Pharmacy require the Company to be licensed in their state for the sale of animal health products with their jurisdiction. Each state (as well as certain cities and counties) requires the Company to collect sales taxes/use taxes on differing types of animal health products.

     The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

Environmental Considerations

     The Company does not manufacture, re-label or in any way alter the composition or packaging of products. All products are distributed in compliance with the relevant rules and regulations as approved by various State and Federal regulatory agencies. The Company's distribution business practices create no or minimal impact on the environment.

Employees

     As of July 31, 2002 the Company had 244 employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relationship with our employees to be good.

ITEM 2. PROPERTIES

     The Company owns its building, which contains nearly 100,000 square feet of open warehouse space and 30,000 square feet of finished office area. The building is a facility the Company constructed and completed in late 1999 and is located on 9.6 acres of land in a newly developed industrial subdivision of Omaha, Nebraska. The latest in technology was incorporated into the design of the new facility to maximize distribution efficiencies. The building is subject to a first and second mortgage held by US Bank. The Company signed a lease agreement in March 2002 with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania. The initial term of the lease is five years. The Company uses this facility to ship products to its customers in that geographical area of the United States.

ITEM 3. LEGAL PROCEEDINGS

     The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended July 31, 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Company's common stock. Ownership of the Company's stock is limited to licensed, practicing veterinarians (or businesses comprised of veterinarians such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold or transferred, except back to the Company at the same $3,000 price. On July 31, 2002, there were 1,544 record holders of the Company's common stock.

     The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company's business and therefore does not currently anticipate paying cash dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The historical selected financial data set forth below for the five years ended July 31, 2002 are derived from the Company's Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The financial data for the periods ended July 31, 2002 and July 31, 2001 is consolidated and includes accounts of Exact Logistics, LLC and ProConn, LLC from December 6, 2000, the date the Company became the sole member of Exact Logistics, LLC and ProConn, LLC. All amounts are in thousands except per share data. No cash dividends were declared.

                                                                   At the Year Ended July 31,
                                                  1998          1999         2000          2001          2002
                                                             (Restated)   (Restated)    (Restated)

     For the Year:
     -------------
     Net sales and other revenues .......       94,245       120,536      176,275       197,523       239,922

     Operating income ...................          258            11        1,410         1,320         2,143
     Net income .........................          102           141          547           387         1,109
     Basic income per share:
        Operating income ................       257.63          9.57     1,109.40        912.08      1,386.42
        Net Income ......................       101.44        128.52       430.55        267.58        717.14
     Basic common shares
        outstanding used in the
         calculation ....................        1,001         1,095        1,271         1,447         1,546

     At Year End:
     ------------
     Total assets .......................         20,008        28,358       59,612        50,737        68,634
     Total long-term obligations ........          1,225             -        6,013         5,565         5,076

     The following table presents selected financial data for the Company for each of the quarters in the two-year period ended July 31, 2002. The financial data for the periods ended July 31, 2002 and July 31, 2001 is consolidated and includes accounts of Exact Logistics, LLC and ProConn, LLC from December 6, 2000, the date the Company became the sole member of Exact Logistics, LLC and ProConn, LLC. The historical selected financial data are derived from the Company's Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. All amounts are in thousands except per share data.

                                                          Quarters  Ended                                         Year Ended
                              October 31, 2000    January 31, 2001      April 30, 2001       July 31, 2001       July 31, 2001
                                 (Restated)          (Restated)           (Restated)          (Restated)           (Restated)
Revenues ...........               $    49,755              46,345              50,774              50,648             197,523
Gross profit .......                     3,500               3,698               3,751               4,915              15,863
Operating income ...                       697                  19                (120)                724               1,320
Net income .........                       254                (148)                (82)                363                 387
Net income per share               $    183.00             (104.39)             (56.33)             240.23              267.58
Weighted average
    common shares
    outstanding ....                     1,388               1,420               1,465               1,515               1,447


                                                          Quarters  Ended                                          Year Ended
                              October 31, 2001    January 31, 2002      April 30, 2002       July 31, 2002       July 31, 2002

Revenues ...........               $    59,153         $    55,483         $    63,131            $ 62,156         $   239,923
Gross profit .......                     4,336               4,308               6,425               5,002              20,071
Operating income...                        738                 418               1,643                (656)              2,143
Net income .........                       342                 110               1,111                (454)              1,109
Net income per share               $    222.40         $     70.43         $    717.93            $(293.83)        $    717.14
Weighted average
    common shares
    outstanding ....                     1,536               1,557               1,548               1,544               1,546

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

Overview

     The Company was chartered on August 2, 1982 as a Missouri corporation. Since January 1, 1983 the Company has operated from various facilities in Omaha, Nebraska. The Company shareholders approved Amended and Restated Articles of Incorporation at the Company's Annual Meeting held in August, 1999 to permit the Company to become a Nebraska corporation. The Company surrendered its Missouri charter and became a Nebraska corporation on September 22, 1999. The Company's fiscal year begins on August 1 and concludes on July 31 of the following year.

     The Company is one of the largest distributors of animal health products to veterinarians who practice food producing animal medicine in the United States. The Company was founded in 1982 by veterinarians whose primary interests were "food animal" related. The changing trends of veterinary medicine has resulted in a gradual shift toward the sale of more "companion animal" products.

     The Company's revenues have increased from $63.5 million in fiscal year 1995 to $239.9 million in fiscal year 2002. To date, sales to non-shareholders have had a minimal impact on the Company's net income.

     We expect the trend of increases in sales to continue as we continue to increase the number and type of customer accounts. We will continue our strategy of supporting the food producing animal veterinarian with a broad range of products and value-added services. However, sales in the food producing animal sector are subject to very low margins. In view of the increasing maturity of the food producing animal market the Company must continue to look for future growth in the companion animal sector.

     Historically companion animal product related transactions have enjoyed higher margins than sales of food producing animal products. However, as competition increases in the companion animal sector it is likely that margins will begin to erode. We believe there is likely to be consolidation of the many small privately owned veterinary clinics, which will result in an increasing number of larger veterinary practice business units. As a result, the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.

     There are two major types of transactions that affect the flow of products to the Company's customers. Traditional "buy/sell" transactions account for approximately ninety percent of the Company's business. In this type of transaction the customer places an order with the Company, which is then picked, packed, shipped, invoiced to the customer, followed by payment from the customer to the Company. In most traditional buy/sell transactions the Company, rather than the manufacturer, sets the price of the products. There are a few product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product. The manufacturer retains title in accordance with the distribution agreements for these products. Within these agreements the manufacturer determines if any promotional funds or rebates will be given to the Company. Animal health manufacturers create and implement sales promotions for the products they manufacture for the veterinarian. These promotions reward the veterinarian for their purchase of certain products or volume of products. The Company submits the relevant purchase data to the manufacturer. The Company is paid or reimbursed by the manufacturer, and the veterinarian receives value pursuant to the terms of the promotion. The "consignment" transactions account for approximately five percent of the Company's business. The Company inventories these products for the manufacturer but does not pay the manufacturer until the product is sold to the customer and reported to the manufacturer. The Company is responsible for maintaining insurance on the products but the value of the product is not included in the inventory for accounting purposes.

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

     Product returns from our customers and to our suppliers occur in the ordinary course of business. The Company extends to its customers the same return of goods policies as extended to the Company by the various manufacturers. The Company does not believe its operations will be adversely impacted due to the return of products.

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

Results of Operations

     The following discussion is based on the historical results of operations for fiscal 2000, 2001 and 2002.

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

     For fiscal year 2000, other income (expense) was $542 thousand of expenses as compared to $223 thousand of income for the previous year. Principally as a result of an increase in a higher average balance on the revolving line of credit and debt resulting from the Company's new facility, interest expense for the period ending July 31, 2000 was $862 thousand as compared to $263 thousand for the same period the previous fiscal year. In addition, as a result of an increase in the amount of monthly financial charges on past due account receivable balances, interest income increased by $124 thousand.

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

     Operating income decreased by $90 thousand to $1.3 million for fiscal year 2001 compared to $1.4 million for the previous year. This decrease is primarily attributable to the decrease in gross profit as a percentage of total revenue while also decreasing the percentage of operating, general and administrative expenses.

     Company's other income (expense) was $626 thousand (expense) for fiscal year 2001 as compared to $542 thousand (expense) for the previous year. In addition, interest expense for the period ending July 31, 2001 increased to $1.0 million as compared to $862 thousand for the same period of the previous year - an increase of $144 thousand. The increase was due to increased borrowing on the Company's revolving line of credit. These increased expenses were partially offset by an increase in interest income of $131 thousand which was due principally to a greater amount of monthly finance charges on past due accounts receivable balances.

Fiscal 2002 Compared to Fiscal 2001:
------------------------------------

     Net sales and other revenue for the fiscal year ending July 31, 2002 increased by 21.5% or $42.4 million. Net sales and other revenue for the 2002 fiscal year totaled $239.9 million compared to $197.5 million for the previous fiscal year. The growth was principally attributable to increased sales to existing customers of $27.1 million and to new customers of $15.3 million.

     Gross profit increased by $4.2 million to $20.1 million compared to $15.9 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 8.4% for fiscal 2002 compared to 8.0% for fiscal 2001.

     Operating, general and administrative expenses increased by $3.4 million to $17.9 million for fiscal year 2002 compared to $14.5 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2002 was 7.4% vs. 7.4% for fiscal 2001.

     Operating income increased by $823 thousand to $2.1 million for fiscal year 2002 compared to $1.3 million for the previous year. This increase is primarily attributable to the increase in gross profit as a percentage of total revenue while maintaining the percentage of operating, general and administrative expenses.

     Company's other income (expense) was $395 thousand (expense) for fiscal year 2002 as compared to $626 thousand (expense) for the previous year. In addition, interest expense for the period ending July 31, 2002 decreased to $850 thousand as compared to $1.0 million for the same period of the previous year - a decrease of $156 thousand. The reduction was due to a decrease in the interest rate charged on the Company's revolving line of credit.

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

Liquidity and Capital Resources

     The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. The short term bank borrowings are accomplished through a fifteen million dollar revolving line of credit at U.S. Bank, Omaha, Nebraska. At the year end, July 31, 2002, there were no additional material commitments for capital expenditures. There was however discussion to purchase approximately 10 acres of land adjoining the current building in Omaha.

     Net cash provided by operating activities of $1.9 million in fiscal year ending July 1999 was primarily attributable to an increase of $6.6 million in accounts receivable. It was partially offset by increases of $418 thousand in inventories and $7.7 million in accounts payable. In the fiscal year ending July 2000, net cash used by operating activities of $5.7 million was primarily attributable to increases of $10.2 million in accounts receivable and $15.8 million in inventories. These were partially offset by an increase of $19.1 million in accounts payable. For the fiscal year ending July 2001, net cash provided by operating activities of $5.3 million was primarily attributable to decreases of $2.4 million in accounts receivable and $6.1 million in inventories. These were partially offset by a decrease of $4.8 million in accounts payable. For the fiscal year ending July 2002, net cash provided by operating activities of $219 thousand was primarily attributable to increases of $1.4 million in accounts receivable and $14.6 million in inventories. These were partially offset by an increase of $13.2 million in accounts payable.

     Net cash used by investing activities of $1.0 million in fiscal year ending July 1999 was primarily attributable to investments in property, which included the purchase of land for future construction of the building, and investments in equipment, such as the purchase of computer equipment. Net cash used by investing activities of $6.7 million in fiscal year ending July 2000 was primarily attributable to investments in property, including the construction of our new building, and investments in equipment, such as the purchase of office and warehouse equipment for use in the new building. Net cash used by investing activities of $287 thousand in fiscal year ending July 2001 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash used by investing activities of $1.8 million in fiscal year ending July 2002 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. These investments in equipment were mainly in the new distribution center in York, Pennsylvania.

     Net cash provided by financing activities of $263 thousand in fiscal year ending July 1999 was primarily attributable to increases of $1.0 million in loan proceeds and $360 thousand from net proceeds from issuance of common stock less $1.1 million from bank overdraft. In the fiscal year ending July 2000, net cash provided by financing activities of $11.3 million was primarily attributable to increases of $10.2 million in loan proceeds and $641 thousand from net proceeds from issuance of common stock. In the fiscal year ending July 2001, net cash used by financing activities of $4.3 million was primarily attributable to a decrease of $4.3 million in loan proceeds, a bank overdraft of $399 thousand, and an increase of $422 thousand from net proceeds from issuance of common stock. In the fiscal year ending July 2002, net cash provided by financing activities of $2.3 million was primarily attributable to an increase of $2.2 million in loan proceeds, and $132 thousand from net proceeds from issuance of common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .45 percentage points (a 10% change from the interest rate as of July 31, 2002), assuming no change in the Company's outstanding balance under the line of credit (approximately $6.9 million as of July 31, 2002), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $31 thousand.

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

                                    PART III

         Incorporated by reference in Items 10 to 13 below are certain sections of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after July 31, 2002.

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled "Proposal: Election of Directors", "Information About Directors and Executive Officers" and "Section 16(b) Beneficial Ownership Reporting Compliance" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2002.

ITEM 11.          EXECUTIVE COMPENSATION

         Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled "Information About Directors and Executive Officers - Executive Compensation", of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2002.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The Company's Articles and Bylaws specifically provide that each shareholder is entitled to own only a single share of stock. Thus, there is no shareholder that has more than one share currently or will own more than one share in the future and no shareholder owns less than or a fractional portion of the single share. No single shareholder owns more than 5 percent of the outstanding common stock. As described below, each director, except Dr. Lionel Reilly, is a holder of one share of stock.


           Name of Beneficial Owner      Shares           Nature of Beneficial Ownership    Percentage of
                                      Beneficially                                              Class
                                          Owned
      Dr. Buddy D. Ray                      1         By Mayfield Veterinary Clinic               *
      Dr. Steven E. Wright                  1         By Millard Veterinary Clinic                *
      Dr. Chester L. Rawson                 1         By Veterinary Associates                    *
      Dr. Raymond C. Ebert II               1         By Pleasant Hill Animal Clinic, Inc.        *
      Dr. Michael L. Whitehair              1         By Abilene Animal Hospital                  *
      Dr. Michael B. Davis                  1         By Carroll Veterinary Clinic, P.C.          *
      Dr. Amy Lynne Hinton                  1         By Best Friends Animal Hospital             *
      Dr. Fred G. Garrison                  1         By Fred G. Garrison                         *

         * Less than one percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the "Information About Directors and Executive Officers--Certain Transactions" of the Company's definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2002.


                                     PART IV
                                     -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)(1)         Financial Statements
      (a)(3)         Exhibits
      (b)            Reports on Form 8-K

(a)   (1)   Financial Statements
            --------------------

            The following financial statements are filed as part of this report:
            Independent Auditor's Report                                                       F-1
            Consolidated Balance Sheets as of July 31, 2002 and July 31,
                     2001 (Restated)                                                           F-2
            Consolidated Statements of Income years ended July 31, 2002,
                     2001 (Restated) and 2000 (Restated)                                       F-3
            Consolidated Statements of Stockholders' Equity years ended July 31,
                     2002, 2001 (Restated) and 2000 (Restated)                                 F-4
            Consolidated Statements of Cash Flows years ended July 31, 2002,
                     2001 (Restated) and 2000 (Restated)                                       F-5
            Notes to Financial Statements                                                      F-6

                             QUICK & MCFARLIN, P.C.
                     Certified Public Accountants Letterhead


                          Independent Auditor's Report

To the Board of Directors and Stockholders
Professional Veterinary Products, Ltd.
Omaha, Nebraska


     We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for the three years ended July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2002 and 2001, and the results of their operations and their cash flows for the three years ended July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 14 to the financial statements, these consolidated financial statements for the periods ended July 31, 2001 and 2000 have been restated for the change in accounting for the investment in an affiliate, for stock subscriptions receivable, and for certain reclassifications relating to sales promotion revenue.

                                                      /s/ Quick & McFarlin, P.C.


Omaha, Nebraska
October 14, 2002

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                As of July 31, 2002 and July 31, 2001 (Restated)
                       (in thousands, except share data)

                                                                                                  (Restated)
                                                                                     July 31,      July 31,
                                                                                       2002          2001
                                                                                     --------     ----------
                                                          ASSETS

 CURRENT ASSETS
   Cash                                                                              $ 1,324        $   657
   Accounts receivable, trade - net of allowance for doubtful
     accounts of $353 in 2002 and $0 in 2001                                          16,817         15,783
   Accounts receivable, related parties                                                2,875          2,490
   Inventory                                                                          36,991         22,342
   Deferred tax asset                                                                    146             37
   Prepaid expenses and other current assets                                              36            251
                                                                                     --------       -------
         Total Current Assets                                                         58,189         41,560
                                                                                     --------       -------

 NET PROPERTY AND EQUIPMENT                                                            8,719          7,483
                                                                                     --------       -------

 OTHER ASSETS
   Intangible assets - net of accumulated amortization
     of $83 in 2002 and $66 in 2001                                                      168            185
   Investment in unconsolidated affiliates                                             1,491          1,513
   Cash value life insurance                                                              67             33
                                                                                     --------       -------
         Total Other Assets                                                            1,726          1,731
                                                                                     --------       -------
 TOTAL ASSETS                                                                        $68,634        $50,774
                                                                                     ========       =======

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Notes payable, bank                                                               $ 6,897        $ 4,294
   Current portion of long-term debt                                                     496            456
   Accounts payable, trade                                                            44,007         31,950
   Accounts payable, related parties                                                   1,680            535
   Other current liabilites                                                            2,583          1,532
                                                                                     --------       -------
         Total Current Liabilities                                                    55,663         38,767
                                                                                     --------       -------

 LONG-TERM LIABILITIES
   Long-term debt                                                                      5,076          5,565
   Deferred tax liability                                                                343            131
                                                                                     --------       -------
         Total Long-Term Liabilities                                                   5,419          5,696
                                                                                     --------       -------
         Total Liabilities                                                            61,082         44,463
                                                                                     --------       -------

 STOCKHOLDERS' EQUITY

   Common stock, $1 par value; authorized 30,000 shares; issued
     and outstanding 1,544 shares in 2002 and 1,534 shares in 2001                         2              2
   Paid-in capital                                                                     4,547          4,415
   Retained earnings                                                                   3,003          1,894
                                                                                     --------       -------
         Total Stockholders' Equity                                                    7,552          6,311
                                                                                     --------       -------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $68,634        $50,774
                                                                                     ========       =======

See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                        Consolidated Statements of Income
          Years ended July 31, 2002, 2001 (Restated) - 2000 (Restated)
                    (in thousands, except per share amounts)


                                                                  (Restated)        (Restated)
                                                   July 31,        July 31,          July 31,
                                                     2002            2001              2000
                                                  ---------       ----------        ----------

NET SALES AND OTHER REVENUE                       $239,922         $197,523          $176,275

COST OF SALES                                      219,851          181,660           161,934
                                                  ---------        ---------         ---------

Gross profit                                        20,071           15,863            14,341

OPERATING, GENERAL AND
    ADMINISTRATIVE EXPENSES                         17,928           14,543            12,931
                                                  ---------        ---------         ---------

Operating income                                     2,143            1,320             1,410
                                                  ---------        ---------         ---------

OTHER INCOME (EXPENSE)
    Interest income                                    477              504               373
    Interest expense                                  (850)          (1,006)             (862)
    Other                                                -               (3)              (44)
    Equity in loss of affiliate                        (22)            (121)               (9)
                                                  ---------        ---------         ---------
    Total other income (expense)                      (395)            (626)             (542)
                                                  ---------        ---------         ---------

Income before taxes                                  1,748              694               868

Income tax expense                                     639              307               321
                                                  ---------        ---------         ---------

NET INCOME                                        $  1,109         $    387          $    547
                                                  =========        =========         =========

NET EARNINGS PER SHARE
    OF COMMON STOCK                               $ 717.14         $ 267.58          $ 430.55
                                                  =========        =========         =========

Weighted average common
    shares outstanding                               1,546            1,447             1,271
                                                  =========        =========         =========

See accompanying notes to consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                   (in thousands, except Common Shares Issued)


                                              Common                  Additional
                                              Shares      Common        Paid-in       Retained
                                              Issued       Stock        Capital       Earnings       Total
                                              ------      ------      ----------      --------      -------

BALANCE AT JULY 31, 1999                      1,188           $1        $3,352         $  960       $4,313

Issuance of stock                               211            -           633              -          633
Redemption of stock                             (18)           -           (54)             -          (54)
Net change in
    Accounts receivable, stock                    -            -            62              -           62
Net income                                        -            -             -            547          547
                                              ------      ------      ----------      --------      -------

BALANCE AT JULY 31, 2000                      1,381            1         3,993          1,507        5,501
    (Restated)
Issuance of stock                               172            1           515              -          516
Redemption of stock                             (19)           -           (57)             -          (57)
Net change in
    Accounts receivable, stock                    -            -           (36)             -          (36)
Net income                                        -            -             -            387          387
                                              ------      ------      ----------      --------      -------

BALANCE AT JULY 31, 2001                      1,534            2         4,415          1,894        6,311
    (Restated)
Issuance of stock                                36            -           108              -          108
Redemption of stock                             (26)           -           (77)             -          (77)
Net change in
    Accounts receivable, stock                    -            -           101              -          101
Net income                                        -            -             -          1,109        1,109
                                              ------      ------      ----------      --------      -------

BALANCE AT JULY 31, 2002                      1,544           $2        $4,547         $3,003       $7,552
                                              ======      ======      ==========      ========      =======

See accompanying notes to consolidated financial statements.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                                 (in thousands)


                                                                                     (Restated)       (Restated)
                                                                      July 31,        July 31,         July 31,
                                                                        2002            2001             2000
                                                                      --------       ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                          $ 1,109          $   387         $    547
                                                                      --------       ----------       ----------
  Adjustments to reconcile net income to net cash
    from operating activities:
      Depreciation and amortization                                       619              563              443
      Loss on sale of property                                              -                3               43
      Equity in loss of affiliate                                          22              121                9
      (Increase) decrease in:
          Receivables                                                  (1,419)           2,362          (10,175)
          Inventories                                                 (14,649)           6,084          (15,839)
          Prepaid expenses and other                                      215              805             (255)
          Deferred tax asset                                             (109)             (37)               -
          Cash value life insurance                                       (34)              (2)             (30)
      Increase (decrease) in:
          Accounts payable                                             13,202           (4,751)          19,059
          Other current liabilities                                     1,051             (416)             512
          Deferred tax liability                                          212              137               (6)
                                                                      --------       ----------       ----------
              Total adjustments                                          (890)           4,869           (6,239)
                                                                      --------       ----------       ----------
              Net cash from operating activities                          219            5,256           (5,692)
                                                                      --------       ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                                   (1,839)            (287)          (5,292)
  Purchase of investments                                                   -                -           (1,500)
  Proceeds from sale of property                                            -                -              115
                                                                      --------       ----------       ----------
              Net cash from investing activities                       (1,839)            (287)          (6,677)
                                                                      --------       ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Net loan proceeds (reduction)                                         2,155           (4,335)          10,236
  Bank overdraft                                                            -             (399)             399
  Net proceeds from issuance of
    common stock                                                          132              422              641
                                                                      --------       ----------       ----------
              Net cash from financing activities                        2,287           (4,312)          11,276
                                                                      --------       ----------       ----------

Net increase (decrease) in cash                                           667              657           (1,093)
Cash at beginning of year                                                 657                -            1,093
                                                                      --------       ----------       ----------
Cash at end of year                                                   $ 1,324          $   657         $      -
                                                                      ========       ==========       ==========

Supplemental disclosure of cash flow information:
  Interest paid                                                       $   859          $ 1,052         $    774
                                                                      ========       ==========       ==========
  Income taxes paid                                                   $    86          $   560         $    106
                                                                      ========       ==========       ==========

See accompanying notes to consolidated financial statements.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Organization

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

     Exact Logistics, LLC was organized in the State of Nebraska on December 6, 2000. This limited liability company is 100% owned by Professional Veterinary Products, Ltd. The purpose of the LLC is to act as a logistics partner for warehousing and shipping products to other distributors.

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

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
     (d)  Accounts receivable:
                Accounts receivable are reported net of an allowance for doubtful accounts. The allowance is based on management's estimate of the amount of receivables that will actually be collected. The Company writes off an account when it is considered to be uncollectible. The allowance for doubtful accounts was $353 and $0 at July 31, 2002 and 2001, respectively.

     (e)  Inventory:
                Inventories are stated at the lower of cost or market using the first-in, first-out (FIFO) method of valuation. All products included in inventory are finished goods held for resale.

     (f)  Property, equipment and depreciation:
                Property and equipment are stated at cost. Depreciation expense was $604, $537, and $426 for the years ended July 31, 2002, 2001, and 2000, respectively. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

                   Building                                    40 years
                   Furniture, Fixtures and Equipment            7 years
                   Computer Equipment                           5 years
                   Software                                     3 years

                Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method.

                Major additions and betterments that extend the useful lives of property and equipment are capitalized and depreciated over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. Property, plant and equipment are reviewed annually for impairment in accordance with SFAS No. 121.

     (g)  Cash and cash equivalents:
                The corporation considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     (h)  Intangible assets and goodwill:
                Amortization expense for goodwill and other intangibles was $84, $87, and $25 for 2002, 2001 and 2000, respectively. Management periodically evaluates the recoverability of goodwill and other intangible assets which would be adjusted for a permanent decline in value, if any, as measured by the recoverability from projected future cash flows from the acquired businesses. These analyses necessarily involve significant management judgment. Amortization has been computed on intangible assets as follows:

                  Goodwill                                    15 and 20 years, straight-line
                  Loan fees                                   term of the related note, straight-line (amortized
                                                              expense is included in interest)
                  Trademark                                   15 years, straight-line

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)




(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
     (i)  Income taxes:
                Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to depreciable assets (use of different depreciation methods and lives for financial statement and income tax purposes), and the Uniform Capitalization Rules of IRS Code Sec. 263A (capitalization of direct and indirect costs associated with resale activities). The deferred tax asset and liability represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled.

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

     (k)  Advertising:
                The Company expenses advertising costs as incurred. Advertising expense was $32, $30 and $25 for the years ended 2002, 2001 and 2000, respectively.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)




(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
     (l)  Direct shipping and handling costs:
                Freight and other direct shipping costs are included in "Cost of sales" on the Consolidated Statements of Income. Direct handling costs are reflected in "Operating, general and administrative expenses." Such costs represent direct compensation costs of employees who pick, pack, and otherwise prepare merchandise for shipment to the Company's customers.

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

     (n)  Assets - Recognition and measurement of impairment:
                The Company's policy is to recognize an impairment loss in accordance with SFAS No. 121 if the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset. The Company reviews long-lived assets and identifiable intangibles to be held and used for impairment whenever events or changes in circumstances indicated that the carrying amount of an asset may not be recoverable. An impairment loss recognized would be measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset. No current impairment exists and none have been recognized.

     (o)  Earnings per share:
                Financial Accounting Standards Board Statement No. 128, Earnings per Share ("SFAS No. 128") promulgates accounting standards for the computation and manner of presentation of the Company's earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,546, 1,447 and 1,271 at July 31, 2002, 2001 and 2000,
                respectively.

     (p)  Reclassifications:
                Certain prior year amounts have been reclassified to conform to the July 31, 2002 presentation.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)



(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
(q)  New accounting pronouncements:
               In June 2001, the Financial Accounting Standards Board issued FASB Statement No. 142, Goodwill and Other Intangible Assets ("SFAS No.142"). SFAS No.142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS No. 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in SFAS No. 142. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of SFAS No. 142. The Company will adopt SFAS No. 142 in the first quarter of the fiscal year ending July 31, 2003. The Company believes that the adoption of SFAS No.142 will not have a material impact on the Company's financial position or results of operation.

               In August 2001, the Financial Accounting Standards Board issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS No. 144"). This statement superceded FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("SFAS No. 121") and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. The Company will adopt SFAS No. 144 in the first quarter of the fiscal year ending July 31, 2003. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial position or results of operations.

(2)  CONCENTRATION OF CREDIT RISK:
     Financial instruments, which potentially subject the Company to concentrations of credit risk, include trade receivables. There were no significant individual receivables at July 31, 2002. One customer comprised 12.5% of the Company's receivables at July 31, 2001.

(3)  REBATES:
     At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offsets accounts receivable for overcharges on sales in excess of an agreed upon profit margin as follows:

                                                                     2002              2001
                                                                 --------            --------
                     Accounts receivable, net allowance
                        for doubtful accounts                    $ 26,712            $ 23,141
                     Less rebates                                  (7,020)             (4,868)
                                                                 --------            --------
                     Accounts receivable, net                    $ 19,692            $ 18,273
                                                                 ========            ========

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)




(3)  REBATES (continued):
     Net sales and other revenue reported on the Consolidated Statements of Income were reduced by rebates as follows:

                                                2002            2001           2000
                                              --------        --------       --------
      Gross sales and other revenue           $246,942        $202,391       $182,389
      Less rebates                              (7,020)         (4,868)        (6,114)
                                              --------        --------       --------

      Net sales and other revenue             $239,922        $197,523       $176,275
                                              ========        ========       ========


(4)  PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consist of the following:

                                               2002                2001
                                             --------            --------
       Land                                  $    954            $    954
       Building                                 4,715               4,715
       Leasehold improvements                     167                 -
       Equipment                                4,920               3,247
                                             --------            --------
                                               10,756               8,916
       Less - Accumulated
         depreciation                          (2,037)             (1,433)
                                             --------            --------
       Net property and equipment            $  8,719            $  7,483
                                             ========            ========


(5)  INVESTMENT IN UNCONSOLIDATED AFFILIATES:
     The Company purchased a 20% interest in AAHA Services Corp. in June, 2000 for $1,500. The remaining 80% is owned by American Animal Hospital Association (AAHA). The Company determined that it has significant influence over AAHA Services Corp. and accordingly should account for its 20% ownership interest using the "equity method" of accounting for investments. The excess of purchase price over underlying equity in the amount of $1,500 (which represents goodwill) is being amortized by the straight-line method over 20 years. The Company purchased less than a 5% interest in Agri-Laboratories, Ltd., which is carried at cost. The amounts presented on the balance sheet consisted of:

                                                                           2002          2001
                                                                        -------        -------
      Investment in AAHA Services Corp (equity method),
       net of amortization and 20% equity method profit or loss         $ 1,347        $ 1,369
      Investment in Agri-Laboratories, Ltd. (cost method)                   144            144
                                                                        -------        -------

                                                                        $ 1,491        $ 1,513
                                                                        =======        =======


(6)  COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1.00. Issued and outstanding shares amounted to 1,544 at July 31, 2002 and 1,534 at July 31, 2001. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of earnings after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)




(7)  INCOME TAXES:
     Significant components of income tax expense are as follows:

                                             2002     2001     2000
                                            -----    -----    -----
  Current
      Federal                               $ 498    $ 198    $ 315
      State                                    38        9       12
                                            -----    -----    -----
                                              536      207      327
                                            -----    -----    -----
  Deferred
      Federal                                  96       96       (6)
      State                                     7        4        -
                                            -----    -----    -----
                                              103      100       (6)
                                            -----    -----    -----
  Total                                     $ 639    $ 307    $ 321
                                            =====    =====    =====

     A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 34% of income before income taxes to the actual provision for income taxes is as follows:

                                           2002            2001         2000
                                          -----           -----        -----
   Expected tax at U.S.
       statutory rate                     $ 594           $ 236        $ 296
   State taxes, net of federal effect        26               6            8
   Amortization of goodwill                  22              24            3
   Nondeductible and other items             (3)             41           14
                                          -----           -----        -----
   Total                                  $ 639           $ 307        $ 321
                                          =====           =====        =====

     Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At July 31, the deferred tax asset and liability consisted of the following:

                                                     2002             2001
                                                    ------           -----
    Current deferred tax asset:
        Uniform capitalization                       $ 146            $ 37
    Noncurrent deferred tax liability:
        Excess of tax over book depreciation          (343)           (131)
                                                    ------           -----
    Deferred tax liability, net                     $ (197)          $ (94)
                                                    ======           =====

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)




(8)  LONG-TERM DEBT:
     Long-term debt at July 31 is summarized as follows:

                                                           2002                2001
                                                         -------             -------
   Note payable, maturing in 2009, secured
       by certain assets, 7.42% interest                 $ 3,764             $ 3,860
   Note payable, maturing in 2005, secured
       by certain assets, 9.10% interest                   1,030               1,115
   Note payable, maturing in 2005, secured
       by certain assets, 8.66% interest                     778               1,046
                                                         -------             -------
                                                           5,572               6,021
   Less current portion                                     (496)               (456)
                                                         -------             -------
                                                         $ 5,076             $ 5,565
                                                         =======             =======

     The aggregate scheduled maturities of long-term debt obligations for the five years subsequent to July 31, 2002 are as follows:

                          2003                        $    496
                          2004                             538
                          2005                           1,126
                          2006                             136
                          2007                             146
                          Thereafter                     3,130
                                                      --------
                                                      $  5,572
                                                      ========

     At July 31, 2002, the Company had in place a revolving line of credit that provides for borrowings up to $15,000. This agreement is scheduled to expire in December 2002. The short-term borrowing amounts outstanding under this credit facility were $6,897 and $4,294 at July 31, 2002 and 2001, respectively. Interest is payable at .25% under the U.S. Bank National Association Reference Rate. The weighted average interest rates of borrowings outstanding under the revolving credit agreement were 5.00% and 8.35% for 2002 and 2001, respectively. The line of credit is secured by substantially all of the Company's assets.

     Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. The Company was in compliance with all covenants under the borrowing agreements at July 31, 2002 and 2001.

(9)  COMMITMENTS AND CONTINGENT LIABILITIES - LEASES:
     The Company has operating leases covering certain property, equipment, and computer hardware and software expiring at various dates through 2007. The following is a schedule of future minimum rental payments required under non-cancelable operating leases at July 31, 2002:

                          2003                        $    544
                          2004                             447
                          2005                             420
                          2006                             380
                          2007                             382
                                                       -------
                                                       $ 2,173
                                                       =======

         Total lease expense was $443, $399 and $275 for 2002, 2001 and 2000, respectively.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)




(10) COMMITMENTS AND CONTINGENT LIABILITIES - OTHER:
     The Company is required by its Articles of Incorporation to repurchase stock within 90 days of receiving written notice from the shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $4.5 million as of July 31, 2002.

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

(11) RELATED PARTY TRANSACTIONS:
     In the normal course of business the Company sells to its affiliate, board of directors, and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

                                                             2002              2001
                                                           -------           -------
            Affiliate (AAHA)                               $ 2,683           $ 2,286
            Board of Directors                                 189               197
            Officer and employees                                3                 7
                                                           -------           -------
                                                           $ 2,875           $ 2,490
                                                           =======           =======

     Net sales on the Consolidated Statements of Income include sales to related parties as follows:

                                                       2002           2001          2000
                                                     --------       --------      -------
             Affiliate (AAHA)                        $ 14,433       $  8,761      $ 4,080
             Board of Directors                         3,292          2,857        3,238
             Officer and employees                         57            103           25
                                                     --------       --------      -------
                                                     $ 17,782       $ 11,721      $ 7,343
                                                     ========       ========      =======

     Accounts payable, related parties on the balance sheet consist of $1,680 and $535 due to Agri-Laboratories as of July 31, 2002 and 2001, respectively. Purchases from Agri-Laboratories were $14,890, $10,518, and $6,894 for 2002, 2001, and 2000, respectively.

(12) PROFIT-SHARING AND 401(K) RETIREMENT PLAN:

     The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company's policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $490, $341 and $348 for 2002, 2001 and 2000, respectively.

     The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company's policy to match a maximum 15% employee contribution with a 3% contribution. The total provision to the plan was $94, $142 and $115 for the years ended July 31, 2002, 2001 and 2000, respectively.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)

(13) SEGMENT INFORMATION:
     The Company has one reportable segment which buys, sells, and warehouses animal health related items. The Company does not have separate strategic business units that offer different products or services. The Company did not receive over 10% of revenues from any single external customer.

(14) RESTATEMENT OF FINANCIAL STATEMENTS:
     Subsequent to the issuance of the Company's 2001 consolidated financial statements and the filing of its 2001 Annual Report on Form 10-K with the SEC, the Company's management determined that the accounting related to the equity method investment in AAHA Services Corp. and the accounting for sales promotion monies received from various manufacturers would require restatement of the financial statements.

     The Company's restatement reflects the change of accounting for the investment in AAHA Services Corp. from the cost method to the equity method. It also reflects the reclassification of promotion monies received from manufacturers. Formerly, the Company had recorded promotion monies as revenue. The restatement reflects the change to record promotion monies as a reduction of operating, general and administrative expenses. The restatement of promotion monies had no effect on operating income or net income for the periods presented.

     The effect on net income from these restatements is shown in the following table:

                                                        2001       2000
                                                        -----      ----
          Net income as previously reported             $ 509      $556
          Impact of restatement for
            equity in loss of affiliate                  (122)       (9)
                                                        -----      ----
          Net income as restated                        $ 387      $547
                                                        =====      ====

     The principal effect of these items on the accompanying financial statements is set forth below:

                                                         Consolidated Statements of Income
                                     ------------------------------------------------------------------------------
                                           Year Ended July 31, 2001                  Year Ended July 31, 2000
                                           ------------------------                  ------------------------
                                     Previously     Effect of        As       Previously     Effect of        As
                                      Reported     Restatement    Restated     Reported     Restatement    Restated
                                     ----------    -----------    --------    ----------    -----------    --------
Net sales and other revenue           $199,340       $(1,817)     $197,523     $178,547       $(2,272)     $176,275
Cost of sales                          181,660             -       181,660      161,934             -       161,934
                                      --------       -------      --------     --------       -------      --------
Gross profit                            17,680        (1,817)       15,863       16,613        (2,272)       14,341
Operating, general &
  administrative expenses               16,360        (1,817)       14,543       15,203        (2,272)       12,931
                                      --------       -------      --------     --------       -------      --------
Operating income                         1,320             -         1,320        1,410             -         1,410
Other income                              (504)            -          (504)        (533)            -          (533)
Equity in loss of affiliate                  -          (122)         (122)           -            (9)           (9)
                                      --------       -------      --------     --------       -------      --------
Income before taxes                        816          (122)          694          877            (9)          868
Income tax expense                         307             -           307          321             -           321
                                      --------       -------      --------     --------       -------      --------
Net Income                            $    509       $  (122)     $    387     $    556       $    (9)     $    547
                                      ========       =======      ========     ========       =======      ========
Net income per share                  $ 351.55       $(83.97)     $ 267.58     $ 437.93       $ (7.38)     $ 430.55
                                      ========       =======      ========     ========       =======      ========

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
         Years ended July 31, 2002, 2001 (Restated) and 2000 (Restated)
                       (in thousands, except share data)

(14) RESTATEMENT OF FINANCIAL STATEMENTS (continued):

     For the fiscal year ended 2001, accounts receivable - stock was reclassified to paid-in capital.

                                                Consolidated Balance Sheet
                                                   As of July 31, 2001
                                                --------------------------
                                                Previously
                                                 Reported       As Restated
                                                ----------      -----------
         Investments in
         unconsolidated affiliate                $ 1,644         $ 1,513
         Total assets                             50,982          50,737
         Paid-in capital                           4,529           4,415
         Retained earnings                         2,025           1,894
         Total stockholders' equity                6,557           6,311

(15) SELECTED QUARTERLY FINANCIAL DATA:

     The following presents certain unaudited quarterly financial data and certain audited, restated year-end financial data:

                                                                Quarters ended                                         Year ended
                              October 31, 2000        January 31, 2001       April 30, 2001       July 31, 2001      July 31, 2001
                                 (Restated)              (Restated)            (Restated)          (Restated)          (Restated)
                              ----------------        ----------------       --------------       -------------      -------------
Revenues                           $49,755                $ 46,345              $50,774             $ 50,648           $197,523
Gross profit                         3,500                   3,698                3,751                4,914             15,863
Operating income                       697                      19                 (120)                 724              1,320
Net income                             254                    (148)                 (82)                 363                387
Net income per share               $183.00                $(104.39)             $(56.33)            $ 240.23           $ 267.58
Weighted average common
  shares outstanding                 1,388                   1,420                1,465                1,515              1,447

                                                                Quarters ended
                              October 31, 2001        January 31, 2002                                                Year ended
                                 (Restated)              (Restated)          April 30, 2002       July 31, 2002      July 31, 2002
                              ----------------        ----------------       --------------       -------------      -------------
Revenues                           $59,153                 $55,483              $63,131             $ 62,156           $239,923
Gross profit                         4,336                   4,308                6,425                5,002             20,071
Operating income                       738                     418                1,643                 (656)             2,143
Net income                             342                     110                1,111                 (454)             1,109
Net income per share               $222.40                 $ 70.43              $717.93             $(293.83)          $ 717.14
Weighted average common
  shares outstanding                 1,536                   1,557                1,548                1,544              1,546

(a)  (3)  Exhibits

          Regulation S-K                                       Document
          Exhibit Number
                3.1           Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
                3.2           Bylaws of Professional Veterinary Products, Ltd. (1)
                4.1           Certificate of Professional Veterinary Products, Ltd. (1)
                4.2           Article V of the Articles of Incorporation of Professional Veterinary
                              Products, Ltd., which defines the rights of holders of the securities being registered (1)
                4.3           Article II of the Bylaws of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)
                5.1           Form of Opinion of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP
                              (6)
               10.1           Warranty Deed for real estate at 10100 J Street, Omaha, Nebraska from
                              Professional Veterinary Products, Ltd. to Duane E. and Barbara G. Miller
                              (1)
               10.2           Warranty Deed for real estate at 10077 South 134th Street, Omaha,
                              Nebraska from Hilltop Industrial Park to Professional Veterinary Products,
                              Ltd. (1).
               10.3           Lease of building located at 10100 J Street, Omaha, Nebraska between
                              Professional Veterinary Products, Ltd. and Duane E. and Barbara G. Miller
                              (1).
               10.4           Construction Agreement for building at 10077 South 134th Street, Omaha,
                              Nebraska between Professional Veterinary Products, Ltd. and Mudra
                              Construction, Ltd. (1).
               10.5           Sales Agency Agreement between Professional Veterinary Products, Ltd. and
                              Bayer Corporation (1).*
               10.6           Sales Agency Agreement between Professional Veterinary Products, Ltd. and
                              Merial LLC (1).*
               10.7           Select Distributors Marketing Agreement between Professional Veterinary
                              Products, Ltd. and the Animal Health Group of Pfizer, Inc. (1).*
               10.8           Supply and Distribution Agreement between Professional Veterinary
                              Products, Ltd. and Schering-Plough Animal Health Corporation (1).*
               10.9           Distributor Agreement between Professional Veterinary Products, Ltd. and
                              The Upjohn Company (1).*
               10.10          Distribution Agreement between Professional Veterinary Products, Ltd. and
                              Fort Dodge Animal Health (1).
               10.11          Purchase and Sale Agreement between Professional Veterinary Products,
                              Ltd., AAHA Services Corporation and American Animal Hospital Association
                              (3).
               10.12          Lease of building located in York, Pennsylvania between Professional
                              Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (8).
               11.1           Statement re Computation of Per Share Earnings (8).
               15.1           Letter re Unaudited Interim Financial Information (1).
               16             Letter dated March 20, 2002 from Marvin E. Jewell & Co., P.C. to the
                              Securities and Exchange Commission (5)
               21             Subsidiaries (4).
               23.1           Consent of Quick & McFarlin, P.C. (8).
               23.2           Form of consent of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim
                              (1).

               24.1           Power of Attorney executed by Buddy D. Ray (8).
               24.2           Power of Attorney executed by Chester L. Rawson (8).
               24.3           Power of Attorney executed by Amy Lynne Hinton (8).
               24.4           Power of Attorney executed by Steven E. Wright(8).
               24.5           Power of Attorney executed by Michael B. Davis(8).
               24.6           Power of Attorney executed by Raymond Ebert II (8).
               24.7           Power of Attorney executed by Michael L. Whitehair(8).
               24.8           Power of Attorney executed by Fred Garrison (8).
               99.1           No Action letter issued by Securities and Exchange Commission on July 12,
                              1996 (1).
               99.2           Form 8-K filed March 26, 2002 (7).
               99.3           Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                              (8).
               99.4           Schedule of Allowances (8).

     (1) Previously filed as exhibits to the Form S-1 Registration Statement filed on September 7, 1999.
     (2) Previously filed as exhibits to the Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed on October 19, 1999.
     (3) Previously filed as exhibits to the Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.
     (4) Previously filed as exhibits to the Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001.
     (5) Previously filed as exhibits to the Pre-Effective Amendment No. 2 to the Form S-1 Registration Statement No. 333-72962 filed on June 5, 2002.
     (6) Previously filed as exhibits to the Pre-Effective Amendment No. 6 to the Form S-1 Registration Statement No. 333-72962 filed on
          September 9, 2002
     (7)  Incorporated by reference to the Form 8-K filed March 26, 2002.
     (8)  Filed herewith.
     (*) Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

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

     Date:   October 29, 2002

                                       PROFESSIONAL VETERINARY PRODUCTS, LTD.


                                       By:    /s/ Dr. Lionel L. Reilly
                                           ----------------------------------
                                           Dr. Lionel L. Reilly

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                     Capacity
---------                                     --------
/s/ Dr. Lionel L. Reilly                      President
------------------------------------
Dr. Lionel L. Reilly


/s/ Neal B. Soderquist                        Chief Financial Officer
------------------------------------
Neal B. Soderquist

         *
------------------------------------          Director
Dr. Buddy D. Ray

         *
------------------------------------          Director
Dr. Raymond C. Ebert II

         *
------------------------------------          Director
Dr. Fred G. Garrison

         *
------------------------------------          Director
Dr. Steven E. Wright

         *
------------------------------------          Director
Dr. Michael B. Davis

         *
------------------------------------          Director
Dr. Amy Lynne Hinton

         *
------------------------------------          Director
Dr. Chester L. Rawson

         *
------------------------------------          Director
Dr. Michael L. Whitehair

*By:     /s/ Dr. Lionel L. Reilly
      ------------------------------
      Dr. Lionel L. Reilly
      As: Attorney-in-fact

                                      II-3