Form 10-Q
period 2002-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2002-12-13
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended October 31, 2002; or

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

     Yes   [X]    No   [_]


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                   Outstanding at October 31, 2002
     -----                                   -------------------------------
     Common Stock, $1.00 par value                        1,700

PART I         FINANCIAL INFORMATION                                                      PAGE
       ITEM 1.  FINANCIAL STATEMENTS

                      Consolidated Balance Sheets as of October 31, 2002 and                3
                      July 31, 2002

                      Consolidated Income Statements for the three months                   4
                      ended October 31, 2002 and 2001

                      Consolidated Statements of Cash Flow for the three months ended       5
                      October 31, 2002 and 2001

                      Notes to Financial Statements                                         6

                      Independent Accountant's Report                                       9

       ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATION                          10

       ITEM 3.        QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK                                                     11

       ITEM 4.        DISCLOSURE CONTROLS AND PROCEDURES                                    11

PART II        OTHER INFORMATION

       ITEM 1.        LEGAL PROCEEDINGS                                                     12

       ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS                             12

       ITEM 3.        DEFAULTS UPON SENIOR SECURITIES                                       12

       ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   12

       ITEM 5.        OTHER INFORMATION                                                     12

       ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K                                      12

                      SIGNATURES                                                            13

                      CERTIFICATIONS                                                        13

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1:        FINANCIAL STATEMENTS

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                          Consolidated Balance Sheets
              As of October 31, 2002 (unaudited) and July 31, 2002
                       (in thousands, except share data)

                                                                                  October 31,        July 31,
                                                                                     2002              2002
                                                                                 ------------      ------------
                                 ASSETS
CURRENT ASSETS
 Cash                                                                           $          93     $       1,324
 Accounts receivable, trade, net of allowance for doubtful
   accounts of $373 and $353                                                           27,968            16,817
 Accounts receivable, related parties                                                   3,164             2,875
 Inventory                                                                             45,658            36,991
 Deferred tax asset                                                                       146               146
 Prepaid expenses and other current assets                                                 39                36
                                                                                 ------------      ------------
      Total current assets                                                             77,068            58,189
                                                                                 ------------      ------------

NET PROPERTY AND EQUIPMENT                                                              9,460             8,719
                                                                                 ------------      ------------

OTHER ASSETS
 Intangible assets, net of accumulated amortization
   of $9 and $83                                                                           16               168
 Investment in unconsolidated affiliates                                                1,491             1,491
 Cash value life insurance                                                                 67                67
 Other assets                                                                             119                 -
                                                                                 ------------      ------------
      Total other assets                                                                1,693             1,726
                                                                                 ------------      ------------
TOTAL ASSETS                                                                    $      88,221     $      68,634
                                                                                 ============      ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Bank overdraft                                                                 $       5,245     $           -
 Notes payable, bank                                                                   15,022             6,897
 Current portion of long-term debt                                                        506               496
 Accounts payable, trade                                                               49,473            44,007
 Accounts payable, related parties                                                      2,471             1,680
 Other current liabilities                                                              2,123             2,583
                                                                                 ------------      ------------
      Total current liabilities                                                        74,840            55,663
                                                                                 ------------      ------------
LONG-TERM LIABILITIES
 Long-term debt                                                                         4,948             5,076
 Deferred income tax liability                                                            346               343
                                                                                 ------------      ------------
      Total long-term liabilities                                                       5,294             5,419
                                                                                 ------------      ------------
TOTAL LIABILITIES                                                                      80,134            61,082
                                                                                 ------------      ------------

STOCKHOLDERS' EQUITY
 Common stock, $1 par value per share; authorized 30,000 shares; issued
   and outstanding 1,700 shares and 1,544 shares                                            2                 2
 Paid-in capital                                                                        4,968             4,547
 Retained earnings                                                                      3,117             3,003
                                                                                 ------------      ------------
      Total stockholders' equity                                                        8,087             7,552
                                                                                 ------------      ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      88,221     $      68,634
                                                                                 ============      ============


     See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                        Consolidated Statements of Income
               Three Month Periods Ended October 31, 2002 and 2001
                                  (unaudited)
                       (in thousands, except share data)



                                          October 31,       October 31,
                                             2002              2001
                                         ------------      ------------

NET SALES AND OTHER REVENUE             $      75,236     $      59,153

COST OF SALES                                  68,513            54,817
                                         ------------      ------------

Gross profit                                    6,723             4,336

OPERATING, GENERAL, AND
 ADMINISTRATIVE EXPENSES                        6,422             3,615
                                         ------------      ------------

Operating income                                  301               721
                                         ------------      ------------

OTHER INCOME (EXPENSE)
 Interest income                                  128               117
 Interest expense                                (240)             (195)
                                         ------------      ------------

 Total other income (expense)                    (112)              (77)
                                         ------------      ------------

Income before taxes                               189               643

Income tax expense                                 75               302
                                         ------------      ------------

NET INCOME                              $         114     $         341
                                         ============      ============

NET EARNINGS PER SHARE
 OF COMMON STOCK                        $       69.66     $      222.40
                                         ============      ============

Weighted average common
 shares outstanding                             1,641             1,536
                                         ============      ============


See notes to the condensed, consolidated financial statements.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                  Three Months Ended October 31, 2002 and 2001
                                  (unaudited)
                                 (in thousands)

                                                               October 31,       October 31,
                                                                  2002              2001
                                                              ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                                                  $         114     $         342
                                                              ------------      ------------
 Adjustments to reconcile net income to net cash
  from operating activities:
    Depreciation and amortization                                      357               161
    (Increase) decrease in:
      Receivables                                                  (11,440)           (7,727)
      Inventories                                                   (8,667)            1,062
      Prepaid expenses and other current assets                         (3)              235
    Increase (decrease) in:
      Accounts payable                                               6,257             1,091
      Other current liabilities                                       (460)             (682)
      Deferred tax liability                                             3                 8
                                                              ------------      ------------
           Total adjustments                                       (13,953)           (5,852)
                                                              ------------      ------------

           Net cash from operating activities                      (13,839)           (5,510)
                                                              ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of property and equipment                                   (946)              (23)
 Deposits on property and equipment                                   (119)                -
                                                              ------------      ------------

           Net cash from investing activities                       (1,065)              (23)
                                                              ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net loan proceeds (reduction)                                       8,007             3,557
 Bank overdraft                                                      5,245             1,277
 Net proceeds from issuance of
  common stock                                                         421                96
                                                              ------------      ------------

           Net cash from financing activities                       13,673             4,930
                                                              ------------      ------------

Net decrease in cash                                                (1,231)             (603)
Cash at beginning of fiscal year                                     1,324               657
                                                              ------------      ------------
Cash at end of period                                        $          93     $          54
                                                              ============      ============

Supplemental disclosure of cash flow information:
 Interest paid                                               $         217     $         189
                                                              ============      ============
 Income taxes paid                                           $         341     $           3
                                                              ============      ============


See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                October 31, 2002
                                  (unaudited)
                      (in thousands, except per share data)

1.  ACCOUNTING POLICIES

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

These condensed, consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2002 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in
Note 1 to the Consolidated Financial Statements included on Form 10-K referred to above.

The results of operations and cash flows for the three months ended October 31, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

Accounting Changes

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of the beginning of the current fiscal year. SFAS No. 142 provides that goodwill and other intangible assets with indefinite lives shall not be amortized and shall be tested for impairment of value on an annual basis. For further discussion of the Company's adoption of SFAS No. 142, see Note 2 to the condensed, consolidated financial statements.

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of the beginning of the current fiscal year. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long lived assets held for use and for long lived assets that are to be disposed of by sale. The adoption of this statement had no effect on the Company's financial position or results of operations.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                October 31, 2002
                                  (unaudited)
                      (in thousands, except per share data)

1.  ACCOUNTING POLICIES (continued)

The Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, as of the beginning of the current fiscal year. This statement requires the Company to recognize the fair value of a liability associated with the cost the company would be obligated to incur in order to retire an asset at some point in the future. The liability would be recognized in the period in which it is incurred and can be reasonably estimated. The adoption of this statement had no effect on the Company's financial position or results of operations.

Recently Issued Accounting Pronouncements

In July 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement addresses costs such as restructuring, involuntary termination of employees and consolidating facilities but excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS No. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company will assess the impact of adoption of SFAS 146 based on the nature of any exit or disposal activities that are ongoing at that time.

2.  GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted SFAS No. 142 as of the beginning of the current fiscal year. SFAS No. 142, among other things, eliminates the amortization of goodwill and requires an annual assessment of goodwill impairment by applying a fair value based test. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. No additional goodwill was acquired during the three months ended October 31, 2002. The Company performed an impairment test as of August 1, 2002. Goodwill was determined to be impaired and the amount of $151 was charged to operating, general, and administrative expenses. The goodwill impairment is associated with the assets acquired by the Company in connection with its acquisition of Am-V-Co. Remaining goodwill will be tested for impairment on an annual basis and further impairment charges may result. In accordance with the non-amortization provisions of SFAS No. 142, remaining goodwill will not be amortized going forward.

Intangible assets subject to amortization according to SFAS No. 142 consist only of the loan origination fee. The original loan origination fee subject to amortization was $20, and accumulated amortization was $7 and $7 for October 31, 2002 and July 31, 2002, respectively. Amortization on the loan fees are computed straight-line over the term of the related note and is included in interest expense. Amortization expense was $0.5 for the three months ended October 31, 2002 and 2001. The estimated aggregate amortization expense for the five succeeding fiscal years is $10.

An intangible asset not subject to amortization, according to SFAS No. 142, is the Company trademark. This intangible asset has a carrying amount of $4 at October 31, 2002.

An intangible asset not subject to amortization, according to Accounting Principles Board Opinion 18, is the goodwill associated with the equity method investment in an unconsolidated affiliate (AAHA Service Corp.). This intangible asset has a carrying amount of $1,347 at October 31, 2002.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
            Notes to the Condensed, Consolidated Financial Statements
                                October 31, 2002
                                  (unaudited)
                      (in thousands, except per share data)

2.  GOODWILL AND OTHER INTANGIBLE ASSETS (continued)

The following schedule reflects net income for the three months ended October 31, 2002 and 2001 adjusted to exclude goodwill amortization and impairment charges:

                                                   October 31,      October 31,
                                                          2002             2001
                                                          ----             ----
           Net income
            Net income as reported                    $    114         $    342
            Impairment                                     151
            Amortization, net of taxes                       -               19
                                                      --------         --------
            Pro forma net income                      $    265         $    361
                                                      ========         ========

           Earnings per share
            Net earnings per share as reported        $  69.65         $ 222.40
            Impairment                                   92.10                -
            Amortization, net of taxes                       -            12.81
                                                      --------         --------

            Pro Forma net earnings per share          $ 161.75         $ 235.21
                                                      ========         ========

3.  SEGMENT INFORMATION

The Company has one reportable segment, which buys, sells, and warehouses animal health related items. The Company does not have separate strategic business units that offer different products or services. The Company did not receive over 10% of revenues from any single external customer.

4.  RECLASSIFICATIONS

Certain reclassifications have been made to the prior year condensed, consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations or shareholders' equity.

To the Board of Directors
Professional Veterinary Products, Ltd.
Omaha, NE


                         INDEPENDENT ACCOUNTANT'S REPORT

     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of October 31, 2002, and the related statements of consolidated income for the three month periods ended October 31, 2002 and 2001 and the consolidated statements of cash flows for the three month periods ended October 31, 2002 and 2001. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

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

     The July 31, 2002 balance sheet included in these financial statements was audited by us. Our audit report dated October 14, 2002 expressed an unqualified opinion on that balance sheet.



                                                /s/ Quick & McFarlin, P.C.

Omaha, Nebraska
December 5, 2002

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. The short term bank borrowings are accomplished through a twenty million dollar revolving line of credit at U.S. Bank, Omaha, Nebraska.

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

     Net cash used by operating activities of $5.5 million for period ending October 31, 2001 was primarily attributable to an increase of $7.7 million in receivables. These were partially offset by a decrease of $1.1 million in inventories and an increase of $1.1 million in accounts payable. Net cash used by operating activities of $13.8 million for period ending October 31, 2002 was primarily attributable to an increase of $11.4 million in receivables and $8.7 million in inventories. These were partially offset by an increase of $6.3 million in accounts payable.

     Net cash used by investing activities of $23 thousand for period ending October 31, 2001 was attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash used by investing activities of $1.1 million for period ending October 31, 2002 was primarily attributable to the purchase of 10 acres of land adjoining the current corporate headquarters in Omaha, Nebraska for $808 thousand plus investments in equipment, including the purchase of office, warehouse and computer equipment.

     Net cash provided by financing activities of $4.9 million for period ending October 31, 2001 was primarily attributable to net loan proceeds of $3.6 million and a bank overdraft of $1.3 million. Net cash provided by financing activities of $13.7 million for period ending October 31, 2002 was primarily attributable to net loan proceeds of $8.0 million and a bank overdraft of $5.2 million.

RESULTS OF OPERATIONS

     Three months ended October 31, 2002 as compared to three months ended October 31, 2001:

     Net sales and other revenue increased $16 million to $75.2 million compared to $59.2 million for the same period the previous year. The 27% growth was principally attributable to increased sales to existing customers of $3.2 million and to new customers of $12.8 million.

     Gross profit increased $2.4 million to $6.7 million compared to $4.3 million for the same period the previous year. This increase is primarily attributable to the increase in net sales and other revenue. Gross profit as a percentage of net sales and other revenue was 8.9% compared to 7.3% for the same period the previous year. This increase in gross profit percentage is primarily attributable to higher margin from the sale of product including a reduction in freight costs.

     Operating, general and administrative expenses increased $2.8 million to $6.4 million compared to $3.6 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue was 8.5% compared to 6.1% for the same period the previous year. This change in percentage was primarily attributable to increased expenses maintaining two distribution centers compared to one distribution center for the same period the previous year, also added expenses to support the ProConn LLC business which was not active the previous year.

     Operating income decreased $420 thousand to $301 thousand compared to $721 thousand for the same period the previous year. This decrease is primarily attributable to the increase in operating, general and administrative expenses of $2.8 million which was partially offset by the increase in gross profit of $2.4 million.

     The Company's other income (expense) increased to $112 thousand (expense) from the $77 thousand (expense) for the same period the previous year. Interest expense increased from $195 thousand to $240 thousand. The increase is principally related to a higher average balance on the revolving line of credit. The total was partially offset by an increase in interest income of $11 thousand.

ITEM 3:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .444 percentage points (a 10% change from the interest rate as of October 31, 2002), assuming no change in the Company's outstanding balance under the line of credit (approximately $15.0 million as of October 31, 2002), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $67 thousand.

ITEM 4:    DISCLOSURE CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures: An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer within the 90-day period preceding the filing date of this quarterly report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

     (b) Changes in Internal Controls: In the quarter ended October 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

                                     PART II
                                OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

     The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d)   Use of Proceeds:

     On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. On November 8, 2001, the Company filed another registration statement (Registration No. 333-72962) for the public offering of an additional 500 shares of common stock, in addition to the 114 shares previously registered under Registration No. 333-86629 that remain unsold. Through October 31, 2002, 558 shares of common stock have been sold for an aggregate offering price of $1,674,000.

     The amount of expenses incurred in connection with the issuance and distribution of our common stock increased by approximately $91,000 to $217,792, including the additional SEC registration fee, Blue Sky filing fees and expenses, printing expenses, legal fees, and miscellaneous expenses. None of these expenses represented a direct or indirect payment to directors, officers, persons owning 10% or more of any class of our common stock.

     The net offering proceeds to the Company after deducting the total expenses are $1,456,208 as of October 31, 2002.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

                None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

ITEM 5:    OTHER INFORMATION

                None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                None

           (b)  REPORTS ON FORM 8-K

                The Company filed no current reports on Form 8-K during the quarter ended October 31, 2002.

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date:  December 13, 2002           By: /s/ Dr. Lionel L. Reilly, President
                                            -----------------------------------




                                 CERTIFICATIONS

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


In connection with the filing of the Professional Veterinary Products, Ltd. Form 10-Q (the "Report") for the quarter ended October 31, 2002, each of the undersigned hereby certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of Professional Veterinary Products, Ltd.




/s/ Dr. Lionel L. Reilly
----------------------------------------
Dr. Lionel L. Reilly
President/Chief Executive Officer




/s/ Neal B. Soderquist
----------------------------------------
Neal B. Soderquist
Chief Financial Officer

I, Dr. Lionel L. Reilly, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Professional Veterinary Products, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 13, 2002

/s/ Dr. Lionel L. Reilly
-----------------------------------------
Dr. Lionel L. Reilly
President/Chief Executive Officer

I, Neal B. Soderquist, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Professional Veterinary Products, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

December 13, 2002

/s/ Neal B. Soderquist
----------------------------------
Neal B. Soderquist
Chief Financial Officer