Form 10-Q
period 2003-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2003-03-17
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended January 31, 2003; or

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

     Yes [X] No | |

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Class                                    Outstanding at January 31, 2003
     -----                                    -------------------------------
     Common Stock, $1.00 par value                          1,731

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED JANUARY 31, 2003

                                                                                     PAGE
PART I:     FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                 Consolidated Balance Sheets as of January 31, 2003 and                 3
                 July 31, 2002

                 Consolidated Statements of Income for the three months ended
                 January 31, 2003 and 2002 and the six months ended January 31,
                 2003 and 2002                                                          4

                 Consolidated Statements of Cash Flow for the six months ended
                 January 31, 2003 and 2002                                              5

                 Notes to Financial Statements                                          6

                 Independent Accountant's Report                                       11
     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATION                          12

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                                     13

     ITEM 4:     DISCLOSURE CONTROLS AND PROCEDURES                                    13

PART II:    OTHER INFORMATION

     ITEM 1.     LEGAL PROCEEDINGS                                                     13

     ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                             13

     ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                       14

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   14

     ITEM 5.     OTHER INFORMATION                                                     14

     ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                                      14

     SIGNATURES                                                                        14

     CERTIFICATIONS                                                                    15

                          PART I: FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
              As of January 31, 2003 (Unaudited) and July 31, 2002
                        (in thousands, except share data)

                                                                                JANUARY 31,      JULY 31,
                                                                                    2003           2002
                                                                                -----------    -----------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                          $       317    $     1,324
  Accounts receivable, trade - net of allowance for doubtful
   accounts $447 (January 31, 2003) and $353 (July 31, 2002)                         25,462         16,817
  Accounts receivable, related parties                                                2,944          2,875
  Inventory                                                                          59,436         36,991
  Deferred income taxes                                                                 146            146
  Other current assets                                                                  172             36
                                                                                -----------    -----------
     Total current assets                                                            88,477         58,189
                                                                                -----------    -----------
NET PROPERTY AND EQUIPMENT                                                            9,690          8,719
                                                                                -----------    -----------
OTHER ASSETS

  Intangible assets - net of accumulated amortization
  $9 (January 31, 2003) and $83 (July 31, 2002)                                          16            168
  Intangible retirement asset                                                         1,330             --
  Investment in unconsolidated affiliates                                             1,491          1,491
  Other assets                                                                          332             67
                                                                                -----------    -----------
     Total other assets                                                               3,169          1,726
                                                                                -----------    -----------
TOTAL ASSETS                                                                    $   101,336    $    68,634
                                                                                ===========    ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Bank overdraft                                                                $     2,261             --
  Notes payable, bank                                                                15,292          6,897
  Current portion of long-term debt                                                     517            496
  Accounts payable, trade                                                            62,378         44,007
  Accounts payable, related parties                                                   2,275          1,680
  Other current liabilities                                                           2,932          2,583
                                                                                -----------    -----------
     Total current liabilities                                                       85,655         55,663
                                                                                -----------    -----------
LONG-TERM LIABILITIES
  Long-term debt                                                                      4,818          5,076
  Accrued retirement benefits                                                         1,330             --
  Deferred income tax liability                                                         370            343
                                                                                -----------    -----------
     Total long-term liabilities                                                      6,518          5,419
                                                                                -----------    -----------
     Total liabilities                                                               92,173         61,082
                                                                                -----------    -----------
STOCKHOLDERS' EQUITY
  Common stock, $1 par value; authorized 30,000 shares; issued and
   outstanding 1,731shares (January 31, 2003) and 1,544 shares (July 31, 2002)            2              2
  Paid-in capital                                                                     5,079          4,547
  Retained earnings                                                                   4,082          3,003
                                                                                -----------    -----------
                                                                                      9,163          7,552
                                                                                -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $   101,336    $    68,634
                                                                                ===========    ===========

     See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                        Consolidated Statements of Income
           Three and Six Month Periods Ended January 31, 2003 and 2002
                                   (Unaudited)
                      (in Thousands, except Per Share Data)

                                            THREE MONTHS ENDED           SIX MONTHS ENDED
                                        --------------------------   --------------------------
                                        JANUARY 31,    JANUARY 31,   JANUARY 31,    JANUARY 31,
                                           2003           2002          2003           2002
                                        -----------    -----------   -----------    -----------
NET SALES AND OTHER REVENUE             $    68,025    $    55,483   $   143,261    $   114,635

COST OF SALES                                59,918         51,175       128,430        105,992
                                        -----------    -----------   -----------    -----------
   Gross profit                               8,107          4,308        14,831          8,643

OPERATING, GENERAL, AND
ADMINISTRATIVE EXPENSES                       6,377          3,907        12,800          7,522
                                        -----------    -----------   -----------    -----------
   Operating income                           1,730            401         2,031          1,121
                                        -----------    -----------   -----------    -----------
OTHER INCOME (EXPENSE)
 Interest income                                174             95           302            213
 Interest expense                              (285)          (190)         (525)          (385)
                                        -----------    -----------   -----------    -----------
   Other - net                                 (111)           (95)         (223)          (172)
                                        -----------    -----------   -----------    -----------
   Income before taxes                        1,619            306         1,808            949

INCOME TAX EXPENSE                              655            196           729            498
                                        -----------    -----------   -----------    -----------
   Net income                           $       964    $       110   $     1,079    $       451
                                        ===========    ===========   ===========    ===========
Net earnings per share of
 common stock                           $    560.45    $     70.43   $    641.78    $    291.70
                                        ===========    ===========   ===========    ===========
Weighted average common
 shares outstanding                           1,721          1,557         1,681          1,547
                                        ===========    ===========   ===========    ===========

     See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Six Month Periods Ended January 31, 2003 and 2002
                                   (Unaudited)
                                 (in Thousands)

                                                                                   JANUARY 31,    JANUARY 31,
                                                                                      2003           2002
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITES
    Net income                                                                     $     1,079    $       451
    Adjustments to reconcile net income to net cash from operating activities:
        Depreciation and amortization                                                      570            327
           (Increase) decrease in:
               Receivables                                                              (8,716)        (4,564)
               Inventories                                                             (22,445)       (23,614)
               Other current assets                                                       (134)           226
        Increase (decrease) in:

               Accounts payable                                                         18,966         18,191
               Other current liabilities                                                   350           (193)
               Deferred tax liability                                                       27             19
                                                                                   -----------    -----------
                   Total adjustments                                                   (11,382)        (9,608)
                                                                                   -----------    -----------
                   Net cash consumed by operating activities                           (10,303)        (9,157)
                                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                 (1,390)          (127)
    Deposits on property and equipment                                                    (265)   $        --
                                                                                   -----------    -----------
                   Net cash used by investing activities                                (1,655)          (127)
                                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net short-term borrowings                                                            8,395          8,416
    Payments on long-term debt                                                            (237)          (217)
    Bank overdraft                                                                       2,261            390
    Net proceeds from issuance of common stock                                             532            135
                                                                                   -----------    -----------
                   Net cash provided by financing activities                            10,951          8,941
                                                                                   -----------    -----------
Net decrease in cash                                                                    (1,007)          (343)
Cash at beginning of period                                                              1,324            657
                                                                                   -----------    -----------
Cash at end of period                                                              $       317    $       314
                                                                                   ===========    ===========
Supplemental disclosure of cash flow information:
    Interest paid                                                                  $       488    $       379
                                                                                   ===========    ===========
    Income taxes paid                                                              $       608    $         4
                                                                                   ===========    ===========

     See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                January 31, 2003
                                 (in Thousands)

NOTE 1 - ACCOUNTING POLICIES:

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

The results of operations and cash flows for the six months ended January 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

ACCOUNTING PRONOUNCEMENTS

GOODWILL AND OTHER INTANGIBLE ASSETS

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of the beginning of the current fiscal year. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. No goodwill was acquired during the six month period ended January 31, 2003. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For further discussion of the Company's adoption of SFAS No. 142, see Note 2 to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                January 31, 2003
                                 (in Thousands)

NOTE 1 - ACCOUNTING POLICIES (continued):

ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS

The Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, as of the beginning of the current fiscal year. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets held for use and for long-lived assets that are to be disposed of by sale. The adoption of this statement had no effect on the Company's financial position or results of operations.

ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

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

ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT AND DISPOSAL ACTIVITIES

In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit and Disposal Activities. This statement addresses costs such as restructuring, involuntary termination of employees and consolidating facilities but excludes from its scope exit and disposal activities that are in connection with a business combination and those activities to which SFAS No. 143 and 144 are applicable. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. The Company will assess the impact of adoption of SFAS 146 based on the nature of any exit or disposal activities that are ongoing at that time.

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS:

The Company adopted SFAS No. 142 as of the beginning of the current fiscal year. SFAS No. 142, among other things, eliminates the amortization of goodwill and intangible assets with indefinite useful lives. At the beginning of the current fiscal year, the Company reviewed existing goodwill for impairment. Only goodwill associated with the acquisition of a cost-method investment was determined to be impaired and the amount of $151 was charged to operating, general, and administrative expenses.

Loan origination fees constitute the Company's intangible asset subject to amortization. The original loan origination fee subject to amortization was $20. Accumulated amortization was $8 and $7 for January 31, 2003 and July 31, 2002, respectively. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense of $1, for the six months ended January 31, 2003 and 2002, is included in interest expense on the Consolidated Statements of Income. The estimated aggregate amortization expense for the five succeeding fiscal years is $10.

According to SFAS No. 142, the Company trademark is not subject to amortization and will be reviewed for impairment, at least annually, or whenever there is an indication of impairment. The Company trademark had a carrying amount of $4 at January 31, 2003 and July 31, 2002.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                January 31, 2003
                                 (in Thousands)

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS (continued):

The following schedule reflects net income excluding goodwill amortization and impairment charges for the three and six months ended January 31, 2003 and 2002:

                                           THREE MONTHS ENDED           SIX MONTHS ENDED
                                        -------------------------   -------------------------
                                        JANUARY 31,   JANUARY 31,   JANUARY 31,   JANUARY 31,
                                           2003          2002          2003          2002
                                        -----------   -----------   -----------   -----------
Net income:
  Net income as reported                $       964   $       110   $     1,079   $       451
  Impairment                                      -             -           151             -
  Amortization, net of taxes                      -            20             -            39
                                        -----------   -----------   -----------   -----------
  Pro forma net income                  $       964   $       130   $     1,230   $       490
                                        ===========   ===========   ===========   ===========
Earnings per share:
  Net earnings per share as reported    $    560.45   $     70.43   $    641.78   $    291.70
  Impairment                                      -             -         89.90             -
  Amortization, net of taxes                      -         12.63             -         25.42
                                        -----------   -----------   -----------   -----------
  Pro forma net earnings per share      $    560.45   $     83.06   $    731.68   $    317.12
                                        ===========   ===========   ===========   ===========

NOTE 3 - SEGMENT INFORMATION:

The Company has changed its reporting segments to reflect how the company now manages its operations. The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products. The Logistic Services segment serves its customers by consolidating, packaging and delivering animal health products closer to the final destination, resulting in reduced freight costs and improved delivery performance. The Direct Customer Services segment is as a supplier of animal health products to the producer or consumer. Animal health products are shipped to a distribution center closer to the final destination. The segment's trucking operations transport the products directly to the producer or consumer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company's consolidated financial statements and footnotes thereto included in the Annual Report on form 10-K for the year ended July 31, 2002, filed with the SEC. The Company evaluates performance based on profit or loss from operations before income taxes.

The Company's reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Previously, the Company disclosed one reportable segment.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                January 31, 2003
                                 (in Thousands)

NOTE 3 - SEGMENT INFORMATION (continued):

The following table summarizes the Company's operations by business segment:

                                                                                         DIRECT
                                                         WHOLESALE      LOGISTICS       CUSTOMER                    CONSOLIDATED
                                                        DISTRIBUTION     SERVICES       SERVICES     ELIMINATIONS       TOTAL
                                                        ------------   ------------   ------------   ------------   ------------
Three months ended January 31, 2003
    Net sales and other revenue                         $     67,550   $        231   $      6,866   $     (6,622)  $     68,025
    Cost of sales                                             60,254            201          6,003         (6,540)        59,918
    Operating, general and administrative expenses             5,576             --            801             --          6,377
    Operating income                                           1,720             30             61            (81)         1,730
    Income before taxes                                        1,619             30             51            (81)         1,619

Three months ended January 31, 2002
    Net sales and other revenue                               55,483            513             --           (513)        55,483
    Cost of sales                                             51,175            575             --           (575)        51,175
    Operating, general and administrative expenses             3,907             --             --             --          3,907
    Operating income                                             401            (62)            --             62            401
    Income before taxes                                          306            (62)            --             62            306

Six months ended January 31, 2003
    Net sales and other revenue                              142,223          1,344         13,042        (13,348)       143,261
    Cost of sales                                            129,011          1,281         11,298        (13,159)       128,430
    Operating, general and administrative expenses            11,191             --          1,609             --         12,800
    Operating income                                           2,021             63            136           (189)         2,031
    Income before taxes                                        1,808             63            126           (189)         1,808

Six months ended January 31, 2002
    Net sales and other revenue                              114,635          1,075             --         (1,075)       114,635
    Cost of sales                                            105,992          1,076             --         (1,076)       105,992
    Operating, general and administrative expenses             7,522             --             --             --          7,522
    Operating income                                           1,121             (1)            --              1          1,121
    Income before taxes                                          949             (1)            --              1            949

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                January 31, 2003
                                 (in Thousands)

NOTE 4 - EXECUTIVE RETIREMENT OBLIGATION:

On January 1, 2003 the Company adopted a Supplemental Executive Retirement Plan. The plan is unfunded and is not subject to ERISA requirements. At January 31, 2003 the Company recognized $1,330 as an intangible asset and a like amount as a long-term liability.

NOTE 5 - RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year condensed, consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operation or shareholders' equity.

To the Board of Directors
Professional Veterinary Products, Ltd.
Omaha, NE

                         INDEPENDENT ACCOUNTANT'S REPORT

     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of January 31, 2003, and the related statements of consolidated income for the three and six month periods ended January 31, 2003 and 2002 and the consolidated statements of cash flows for the six month periods ended January 31, 2003 and 2002. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

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

                                        /s/ Quick & McFarlin, P.C.
Omaha, Nebraska
March 7, 2003

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

     Net cash used by operating activities of $9.2 million for period ending January 31, 2002 was primarily attributable to an increase of $4.6 million in receivables and an increase of $23.6 million in inventories. These were partially offset by an increase of $18.2 million in accounts payable. Net cash used by operating activities of $10.3 million for period ending January 31, 2003 was primarily attributable to an increase of $8.7 million in receivables and $22.4 million in inventories. These were partially offset by an increase of $19.0 million in accounts payable.

     Net cash used by investing activities of $127 thousand for period ending January 31, 2002 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash used by investing activities of $1.7 million for period ending January 31, 2003 was primarily attributable to the purchase of 10 acres of land adjoining the current corporate headquarters in Omaha, Nebraska for $808 thousand plus investments in equipment and furniture, including the purchase of office furniture, warehouse and computer equipment.

     Net cash provided by financing activities of $8.7 million for period ending January 31, 2002 was primarily attributable to net loan proceeds of $8.2 million. Net cash provided by financing activities of $11.0 million for period ending January 31, 2003 was primarily attributable to net loan proceeds of $8.4 million and a bank overdraft of $2.3 million.

RESULTS OF OPERATIONS

     Six months ended January 31, 2003 as compared to six months ended January 31, 2002:

     Net sales and other revenue increased $28.6 million to $143.3 million compared to $114.6 million for the same period the previous year. The 25% growth was principally attributable to increased sales to existing customers of $5.7 million and to new customers of $22.9 million.

     Gross profit increased $6.2 million to $14.8 million compared to $8.6 million for the same period the previous year. This increase is primarily attributable to the increase in net sales and other revenue. Gross profit as a percentage of net sales and other revenue was 10.4% compared to 7.5% for the same period the previous year. This increase in gross profit percentage is primarily attributable to higher margin from the sale of product including a reduction in outbound freight costs.

         Operating, general and administrative expenses increased $5.3 million to $12.8 million compared to $7.5 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue was 8.9% compared to 6.6% for the same period the previous year. This change in percentage was primarily attributable to increased expenses maintaining two distribution centers compared to one distribution center for the same period the previous year, also added expenses to support the ProConn LLC business which was not active the previous year.

     Operating income increased $910 thousand to $2.0 million compared to $1.1 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $6.2 million which was partially offset by the increase in operating, general and administrative expenses of $5.3 million. The Company's other income (expense) increased to $223 thousand (expense) from the $172 thousand (expense) for the same period the previous year. Interest expense increased from $385 thousand to $525 thousand. The increase is principally related to a higher average balance on the revolving line of credit. The total was partially offset by an increase in interest income of $89 thousand.

ITEM 3:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .404 percentage points (a 10% change from the interest rate as of January 31, 2003), assuming no change in the Company's outstanding balance under the line of credit (approximately $15.3 million as of January 31, 2003), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $62 thousand.

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

     (b) Changes in Internal Controls: In the quarter ended January 31, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

                                     PART II

                                OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

     The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (d)  Use of Proceeds:

     On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. On November 8, 2001, the Company filed another registration statement (Registration No. 333-72962) for the public offering of an additional 500 shares of common stock, in addition to the 114 shares previously registered under Registration No. 333-86629 that remain unsold. Through January 31, 2003, 591 shares of common stock have been sold for an aggregate offering price of $1,773,000.

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

     The net offering proceeds to the Company after deducting the total expenses are $1,555,208 as of January 31, 2003.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company held its Annual Shareholders' Meeting on December 6, 2002.

     (b) The shareholders voted to elect the following (3) Class III Directors to serve until the 2005 Annual Meeting of shareholders and until their successors are elected.

          Name                          Votes For   Votes Against   Abstentions
          ----                          ---------   -------------   -----------
          G. W. Buckaloo, Jr.                 898         3              0
          Tom Latta                           898         3              0
          William Swartz                      898         3              0

ITEM 5:   OTHER INFORMATION

          None.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

          99.1: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  REPORTS ON FORM 8-K

          The Company filed no current reports on Form 8-K during the quarter ended January 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2003                    /s/ Dr. Lionel L. Reilly
                                        ---------------------------------
                                        Dr. Lionel L. Reilly
                                        President/Chief Executive Officer

                                 CERTIFICATIONS

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

March 17, 2003

/s/ Dr. Lionel L. Reilly
-----------------------------------
Dr. Lionel L. Reilly
President/Chief Executive Officer

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

March 17, 2003


/s/ Neal B. Soderquist
-------------------------
Neal B. Soderquist
Chief Financial Officer