Form 10-Q
period 2003-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2003-06-16
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended April 30, 2003; or

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

         Yes    [X]      No    [_]


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at April 30, 2003
         -----                                 -----------------------------
         Common Stock, $1.00 par value                  1,774

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                           PERIOD ENDED APRIL 30, 2003

PART I:           FINANCIAL INFORMATION                                                         PAGE
         ITEM 1.      FINANCIAL STATEMENTS
                      Consolidated Balance Sheets as of April 30, 2003 and
                      July 31, 2002                                                             2

                      Consolidated Statements of Income for the three months ended
                      April 30, 2003 and 2002 and the nine months ended April 30,
                      2003 and 2002                                                             3

                      Consolidated Statements of Cash Flow for the nine months ended
                      April 30, 2003 and 2002                                                   4

                      Notes to Financial Statements                                             5

                      Independent Accountant's Report                                           11

         ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATION                              12

         ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK                                                         13

         ITEM 4:      DISCLOSURE CONTROLS AND PROCEDURES                                        13

PART II:          OTHER INFORMATION

         ITEM 1.      LEGAL PROCEEDINGS                                                         14

         ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS                                 14

         ITEM 3.      DEFAULTS UPON SENIOR SECURITIES                                           14

         ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                      HOLDERS                                                                   14

         ITEM 5.      OTHER INFORMATION                                                         14

         ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K                                          14


         SIGNATURES                                                                             15

         CERTIFICATIONS                                                                         16

                                    PART I: FINANCIAL INFORMATION

ITEM 1:           FINANCIAL STATEMENTS

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
               As of April 30, 2003 (unaudited) and July 31, 2002
                      (in thousands, except per share data)

                                                                                      April 30,    July 31,
                                                                                        2003         2002
                                                                                     ----------   ----------
                                         ASSETS

CURRENT ASSETS
    Cash                                                                             $    2,449   $    1,324
    Accounts receivable, trade - net of allowance for doubtful
      accounts $527 (April 30, 2003) and $353 (July 31, 2002)                            28,807       16,817
    Accounts receivable, related parties                                                  4,397        2,875
    Inventory                                                                            53,571       36,991
    Deferred income taxes                                                                   146          146
    Other current assets                                                                    224           36
                                                                                     ----------   ----------
         Total current assets                                                            89,594       58,189
                                                                                     ----------   ----------

NET PROPERTY AND EQUIPMENT                                                               10,531        8,719
                                                                                     ----------   ----------

OTHER ASSETS
    Intangible assets - net of accumulated amortization
      $10 (April 30, 2003) and $83 (July 31, 2002)                                           15          168
    Intangible retirement asset                                                           1,230            -
    Investment in unconsolidated affiliates                                               1,491        1,491
    Cash value life insurance                                                               294           67
    Other assets                                                                             31            -
                                                                                     ----------   ----------
         Total other assets                                                               3,061        1,726
                                                                                     ----------   ----------

    TOTAL ASSETS                                                                     $  103,186   $   68,634
                                                                                     ==========   ==========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable, bank                                                              $   17,397   $    6,897
    Current portion of long-term debt and capital lease obligation                          637          496
    Accounts payable, trade                                                              60,674       44,007
    Accounts payable, related parties                                                     3,127        1,680
    Other current liabilites                                                              3,908        2,583
                                                                                     ----------   ----------
         Total current liabilities                                                       85,743       55,663
                                                                                     ----------   ----------

LONG-TERM LIABILITIES
    Long-term debt and capital lease obligation, less current portion                     4,897        5,076
    Accrued retirement benefits, less current portion                                     1,230            -
    Deferred income tax liability                                                           340          343
                                                                                     ----------   ----------
         Total long-term liabilities                                                      6,467        5,419
                                                                                     ----------   ----------

TOTAL LIABILITIES                                                                        92,210       61,082
                                                                                     ----------   ----------

STOCKHOLDERS' EQUITY
    Common stock, $1 par value; authorized 30,000 shares; issued and
      outstanding 1,774 shares (April 30, 2003) and 1,544 shares (July 31, 2002)              2            2
    Paid-in capital                                                                       5,169        4,547
    Retained earnings                                                                     5,805        3,003
                                                                                     ----------   ----------
                                                                                         10,976        7,552
                                                                                     ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $  103,186   $   68,634
                                                                                     ==========   ==========

See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                        Consolidated Statements of Income
           Three and Nine Month Periods Ended April 30, 2003 and 2002
                                  (unaudited)
                     (in thousands, except per share data)

                                           Three Months Ended               Nine Months Ended
                                        April 30,       April 30,        April 30,       April 30,
                                          2003            2002             2003           2002
                                     -------------    ------------    -------------   ------------
 NET SALES AND OTHER REVENUE         $     74,624     $     63,131    $    217,886    $    177,766

 COST OF SALES                             65,737           56,706         194,168         162,697
                                     ------------     ------------    ------------    ------------

         Gross profit                       8,887            6,425          23,718          15,069

 OPERATING, GENERAL, AND
      ADMINISTRATIVE EXPENSES               6,286            4,799          19,086          12,320
                                     ------------     ------------    ------------    ------------

         Operating income                   2,601            1,626           4,632           2,749
                                     ------------     ------------    ------------    ------------

 OTHER INCOME (EXPENSE)
      Interest income                         237              131             539             344
      Interest expense                       (265)            (247)           (791)           (633)
                                     ------------     ------------    ------------    ------------

         Other expense - net                  (28)            (116)           (252)           (289)
                                     ------------     ------------    ------------    ------------

         Income before taxes                2,573            1,510           4,380           2,460

 INCOME TAX EXPENSE                           850              398           1,579             897
                                     ------------     ------------    ------------    ------------

         Net income                  $      1,723     $      1,112    $      2,801    $      1,563
                                     ============     ============    ============    ============

 Net earnings per share of
      common stock                   $     980.33     $     717.93    $   1,642.02    $   1,010.10
                                     ============     ============    ============    ============

 Weighted average common
      shares outstanding                    1,757            1,548           1,706           1,547
                                     ============     ============    ============    ============

See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flow
                Nine Month Periods Ended April 30, 2003 and 2002
                                   (unaudited)
                                 (in thousands)

                                                                           April 30,         April 30,
                                                                             2003              2002
                                                                      ----------------    --------------
CASH FLOWS FROM OPERATING ACTIVITES
   Net income                                                         $          2,801    $       1,563
                                                                      ----------------    --------------
   Adjustments to reconcile net income to net cash
    from operating activities:
       Depreciation and amortization                                              866               502
        (Increase) decrease in:
           Receivables                                                        (13,512)           (7,141)
           Inventories                                                        (16,580)          (21,355)
           Other current assets                                                  (188)              (33)
           Cash value life insurance                                             (226)                -
        Increase (decrease) in:
           Accounts payable                                                    18,114            18,462
           Other current liabilities                                            1,325               560
           Deferred tax liability                                                  (3)              (65)
                                                                      ---------------     -------------
            Total adjustments                                                 (10,204)           (9,070)
                                                                      ---------------     -------------

            Net cash consumed by operating activities                          (7,403)           (7,507)
                                                                      ---------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of property and equipment                                         (2,526)             (240)
   Deposits on property and equipment                                             (31)             (426)
                                                                      ---------------     -------------

            Net cash consumed by investing activities                          (2,557)             (666)
                                                                      ---------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net short-term borrowings                                                   10,500             8,315
   Payments on long-term debt                                                    (380)             (333)
   Proceeds from capital lease obligations                                        343                 -
   Net proceeds from issuance of
    common stock                                                                  622               128
                                                                      ---------------     -------------

            Net cash provided by financing activities                          11,085             8,110
                                                                      ---------------     -------------

Net increase (decrease) in cash                                                 1,125               (63)
Cash at beginning of period                                                     1,324               657
                                                                      ---------------     -------------
Cash at end of period                                                 $         2,449     $         594
                                                                      ===============     =============

Supplemental disclosure of cash flow information:
   Interest paid                                                      $           744     $         610
                                                                      ===============     =============
   Income taxes paid                                                  $           742     $         128
                                                                      ===============     =============

See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                 April 30, 2003
                                 (in thousands)


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

The results of operations and cash flows for the nine months ended April 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2003 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

Accounting Pronouncements

Goodwill and Other Intangible Assets

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, as of the beginning of the current fiscal year. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. SFAS No. 142 requires that these assets be reviewed for impairment at least annually, or whenever there is an indication of impairment. SFAS No. 142 requires that any goodwill recorded in connection with an acquisition consummated on or after July 1, 2001 not be amortized. No goodwill was acquired during the nine month period ended April 30, 2003. Intangible assets with finite lives will continue to be amortized over their estimated useful lives and reviewed annually for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. For further discussion of the Company's adoption of SFAS No. 142, see Note 2 to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                 April 30, 2003
                                 (in thousands)

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

Accounting for Stock-Based Compensation, Transition and Disclosure

In December 2002, the FASB issued SFAS 148 Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have any material impact on the Company's consolidated financial position or results of operations.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                 April 30, 2003
                                 (in thousands)

NOTE 1 - ACCOUNTING POLICIES (continued):

Amendment of Statement 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued SFAS 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends SFAS 133 Accounting for Derivative Instruments and Hedging Activities, to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes the adoption of SFAS 149 will have no material impact on its financial statements.

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

Loan origination fees constitute the Company's intangible asset subject to amortization. The original loan origination fee subject to amortization was $20. Accumulated amortization was $8 and $7 for April 30, 2003 and July 31, 2002, respectively. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense of $1, for the nine months ended April 30, 2003 and 2002, is included in interest expense on the Consolidated Statements of Income. The estimated aggregate amortization expense for the five succeeding fiscal years is $10.

According to SFAS No. 142, the Company trademark is not subject to amortization and will be reviewed for impairment, at least annually, or whenever there is an indication of impairment. The Company trademark had a carrying amount of $4 at April 30, 2003 and July 31, 2002.

An intangible asset not subject to amortization, according to Accounting Principles Board Opinion No. 18, is the goodwill associated with the equity method investment in an unconsolidated affiliate (AAHA Service Corp.) This intangible asset has a carrying amount of $1,347 at April 30, 2003.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                 April 30, 2003
                                 (in thousands)

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS (continued):

The following schedule reflects pro forma net income excluding goodwill amortization and impairment charges for the three and nine months ended April 30, 2003 and 2002:

                                           Three Months Ended       Nine Months Ended
                                          April 30,   April 30,   April 30,   April 30,
                                            2003        2002        2003        2002
                                            ----        ----        ----        ----
Net income:
   Net income as reported                 $   1,723   $   1,112   $   2,801   $   1,563
   Impairment charge                              -           -         151           -
   Amortization - net of taxes                    -          20           -          59
                                          ---------   ---------   ---------   ---------
       Pro forma net income               $   1,723   $   1,132   $   2,952   $   1,622
                                          =========   =========   =========   =========

Net earnings per share:
   Net earnings per share                 $  980.33   $  717.93   $1,642.02   $1,010.10
   Impairment charge                              -           -       88.59           -
   Amortization - net of taxes                    -       12.70           -       38.13
                                          ---------   ---------   ---------   ---------
       Pro forma net earnings per share   $  980.33   $  730.63   $1,730.61   $1,048.23
                                          =========   =========   =========   =========

NOTE 3 - SEGMENT INFORMATION:

The Company has changed its reporting segments to reflect how the company now manages its operations. The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products. The Logistic Services segment serves its customers by consolidating, packaging and delivering animal health products closer to the final destination, resulting in reduced freight costs and improved delivery performance. The Direct Customer Services segment is as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment's trucking operations transport the products directly to the producer or consumer.

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                 April 30, 2003
                                 (in thousands)

NOTE 3 - SEGMENT INFORMATION (continued):

The following table summarizes the Company's operations by business segment:

                                                                                 Direct
                                            Wholesale         Logistics         Customer                            Consolidated
                                          Distribution         Services         Services         Eliminations           Total
                                       ------------------- ---------------- ----------------- ------------------ -------------------
Three months ended April 30, 2003
     Net sales and other revenue            $ 74,107            $ 275            $ 5,406          $ (5,164)           $ 74,624
     Cost of sales                            66,221              240              4,571            (5,295)             65,737
     Operating, general and
      administrative expenses                  5,282                1              1,003                 -               6,286
     Operating income                          2,607               33               (169)              130               2,601
     Income before taxes                       2,574               33               (164)              130               2,573

Three months ended April 30, 2002
     Net sales and other revenue              63,131              609                  -              (609)             63,131
     Cost of sales                            56,706              583                  -              (583)             56,706
     Operating, general and
      administrative expenses                  4,799                -                  -                 -               4,799
     Operating income                          1,626               26                  -               (26)              1,626
     Income before taxes                       1,510               26                  -               (26)              1,510

Nine months ended April 30, 2003
     Net sales and other revenue             216,331            1,619             18,448           (18,512)            217,886
     Cost of sales                           195,232            1,521             15,869           (18,454)            194,168
     Operating, general and
      administrative expenses                 16,473                1              2,612                 -              19,086
     Operating income                          4,628               96                (33)              (59)              4,632
     Income before taxes                       4,381               96                (38)              (59)              4,380

Nine months ended April 30, 2002
     Net sales and other revenue             177,766            1,684                  -            (1,683)            177,766
     Cost of sales                           162,697            1,658                  -            (1,658)            162,697
     Operating, general and
      administrative expenses                 12,320                                   -                 -              12,320
     Operating income                          2,749               25                  -               (25)              2,749
     Income before taxes                       2,460               25                  -               (25)              2,460

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              Notes to Condensed, Consolidated Financial Statements
                                 April 30, 2003
                                 (in thousands)

NOTE 4 - EXECUTIVE RETIREMENT OBLIGATION:

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan. The plan is unfunded and is not subject to ERISA requirements. While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $226 at April 30, 2003.

NOTE 5 - CAPITAL LEASE OBLIGATION

In February 2003, the Company purchased equipment by using a capital lease in the amount of $343, with interest at 4.58% and monthly payments of $10 through February 2006.

NOTE 6 - RECLASSIFICATIONS:

Certain reclassifications have been made to the prior year condensed, consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operation or shareholders' equity.

To the Board of Directors and Stockholders
Professional Veterinary Products, Ltd.
Omaha, NE

                         INDEPENDENT ACCOUNTANT'S REPORT

         We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of April 30, 2003, and the related statements of consolidated income for the three and nine month periods ended April 30, 2003 and 2002 and the consolidated statements of cash flows for the nine month periods ended April 30, 2003 and 2002. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

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



Quick & McFarlin, P.C.
Omaha, Nebraska
June 10, 2003

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

         Net cash used by operating activities of $7.5 million for period ending April 30, 2002 was primarily attributable to an increase of $7.1 million in receivables and an increase of $21.4 million in inventories. These were partially offset by an increase of $18.5 million in accounts payable. Net cash used by operating activities of $7.4 million for period ending April 30, 2003 was primarily attributable to an increase of $13.5 million in receivables and $16.6 million in inventories. These were partially offset by an increase of $18.1 million in accounts payable.

         Net cash used by investing activities of $666 thousand for period ending April 30, 2002 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash used by investing activities of $2.6 million for period ending April 30, 2003 was primarily attributable to the purchase of 10 acres of land adjoining the current corporate headquarters in Omaha, Nebraska for $808 thousand plus investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

         Net cash provided by financing activities of $8.1 million for period ending April 30, 2002 was primarily attributable to net loan proceeds of $8.3 million. Net cash provided by financing activities of $11.1 million for period ending April 30, 2003 was primarily attributable to net loan proceeds of $10.5.

RESULTS OF OPERATIONS

         Nine months ended April 30, 2003 as compared to nine months ended April 30, 2002:

         Net sales and other revenue increased $40.1 million to $217.9 million compared to $177.8 million for the same period the previous year. The 23% growth was principally attributable to increased sales to existing customers of $6.5 million and to new customers of $33.6 million. ProConn LLC, which was not active the previous year, provided $18.4 million of the sales to new customers.

         Gross profit increased $8.6 million to $23.7 million compared to $15.1 million for the same period the previous year. This increase is primarily attributable to the increase in net sales and other revenue. Gross profit as a percentage of net sales and other revenue was 10.9% compared to 8.5% for the same period the previous year. This increase in gross profit percentage is primarily attributable to higher margin from the sale of product including a reduction in outbound freight costs.

         Operating, general and administrative expenses increased $6.8 million to $19.1 million compared to $12.3 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue was 8.8% compared to 6.9% for the same period the previous year. This change in percentage was primarily attributable to increased expenses maintaining two distribution centers compared to one distribution center for the same period the previous year, also added expenses to support the ProConn LLC business which was not active the previous year.

         Operating income increased $1.9 million to $4.6 million compared to $2.7 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $8.6 million which was partially offset by the increase in operating, general and administrative expenses of $6.8 million. The Company's other income (expense) decreased to $252 thousand (expense) from the $289 thousand (expense) for the same period the previous year. Interest expense increased from $633 thousand to $791 thousand. The increase is principally related to a higher average balance on the revolving line of credit. The total was partially offset by an increase in interest income of $195 thousand.

ITEM 3:       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

         The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .4015 percentage points (a 10% change from the interest rate as of April 30, 2003), assuming no change in the Company's outstanding balance under the line of credit (approximately $17.4 million as of April 30, 2003), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $70 thousand.

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

         (b) Changes in Internal Controls: In the quarter ended April 30, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

                                     PART II

                                OTHER INFORMATION

ITEM 1:        LEGAL PROCEEDINGS

         The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:        CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d)   Use of Proceeds:

         On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. 500 shares of common stock were registered with an aggregate offering price of $1,500,000. On November 8, 2001, the Company filed another registration statement (Registration No. 333-72962) for the public offering of an additional 500 shares of common stock, in addition to the 114 shares previously registered under Registration No. 333-86629 that remain unsold. Through April 30, 2003, 641 shares of common stock have been sold for an aggregate offering price of $1,923,000.

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

         The net offering proceeds to the Company after deducting the total expenses are $1,705,208 as of April 30, 2003.

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

               None.

ITEM 6:        EXHIBITS AND REPORTS ON FORM 8-K

         (a)   EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

               99.1: Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   REPORTS ON FORM 8-K

               The Company filed no current reports on Form 8-K during the quarter ended April 30, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    June 16, 2003                       /s/ Dr. Lionel L. Reilly
                                             ------------------------
                                             President/Chief Executive Officer

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

June 16, 2003

/s/ Dr. Lionel L. Reilly
------------------------
President/Chief Executive Officer

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

June 16, 2003

/s/ Neal B. Soderquist
----------------------
Chief Financial Officer