Form 10-K
period 2003-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2003-10-29
CIK 947425

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended July 31, 2003;

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to             .

Commission file number: 000-26326

PROFESSIONAL VETERINARY PRODUCTS, LTD.

(Exact name of Registrant as specified in its charter)

Nebraska	5047	37-1119387
(State or other jurisdiction of Incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification No.)

10077 South 134th Street

Omaha, Nebraska 68138

(402) 331-4440

(Address and telephone number of Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

(Title of Class)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

As of September 30, 2003, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $5,480,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2003, 1,850 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2003 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2003 are incorporated by reference in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

INDEX TO 10-K FOR THE ANNUAL

PERIOD ENDED JULY 31, 2003

PART I

THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON THE COMPANY’S CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE.

ITEM 1. BUSINESS

The Company is a leading wholesale distributor of animal health products to practicing veterinarians. We also offer a broad array of prescription, non-prescription and sundry items to assist veterinarians in their practice. The Company does not sell pet foods. A small quantity of feed additive type products are sold by the Company.

The Company distributes approximately 18,000 different items including biologicals, pharmaceuticals, parasiticides, instruments and equipment. Routinely some 12,000 items are inventoried for immediate shipment. The balance of items are either drop-shipped from the manufacturer to the customer or are special order items.

As of July 31, 2003, the Company had 1,845 shareholder veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the South. No shareholder represented more than 1% of the Company’s total revenues during the past fiscal year and only one customer, MARKETLink, represented more than 1% of the Company’s total revenues during the past fiscal year. During the fiscal year ended July 31, 2003, MARKETLink represented approximately 8.1% of the Company’s total revenues.

Due to the geographical location of the majority of its shareholders, nearly 55% of the Company’s gross sales are related to products used for the treatment and/or prevention of diseases in food animals. The balance of product sales are for the treatment and/or prevention of diseases in companion animals and equine.

The Company primarily sells branded products as marketed by the major animal health manufacturers and suppliers. The Company does not currently private label any products, but would consider a private label product agreement if there was a decisive competitive advantage for doing such.

The Company’s business strategy is to be the leading supplier of animal health products to veterinary clinics by offering a complete assortment of items at competitive prices which are supported by superior levels of customer service. The Company believes that this strategy provides it with a competitive advantage by combining the broad product selection with everyday low prices and support from very efficient operations. The shareholder veterinary clinics are able to lower their product acquisition costs which both increases profitability and gives them a competitive market advantage.

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

The Company has developed a multi-day inventory management and purchasing techniques seminar for its customers. This seminar is held at the Company’s headquarters. The customer is trained to better use the Company’s resources and also be increasingly efficient in managing their product and inventory activities.

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

Company Subsidiaries

The Company has two direct subsidiaries: Exact Logistics, LLC and ProConn, LLC.

Exact Logistics, LLC was organized in the State of Nebraska on December 6, 2000. The limited liability company is a single member entity and is 100% owned by the Company. The purpose of Exact Logistics, LLC is to act as a contract logistics partner to warehouse and ship products.

ProConn, LLC was organized in the State of Nebraska on December 6, 2000. The limited liability company is a single member entity and is 100% owned by the Company. The purpose of ProConn, LLC is to act as a supplier of animal health products to the producer and/or consumer. ProConn, LLC was organized in the State of Nebraska on December 6, 2000. The limited liability company is a single member entity and is 100% owned by the Company. The purpose of ProConn, LLC is to act as a supplier of animal health products directly to the producer and/or consumer. Producers and end users order veterinary products directly from ProConn instead of the manufacturer or supplier and ProConn then sells and delivers the products directly to producers and consumers. ProConn is responsible for all shipping, billing and related services. As part of its business operations, ProConn enters into agreements with “veterinarians of record” pursuant to which ProConn agrees to pay the “veterinarian of record” a percentage of the sales received by ProConn from qualified purchases. The “veterinarian of record” is responsible for providing various services to the producers and consumers, including, without limitation, conducting on-site visits of producers’ facilities; reviewing the producers’ or consumers’ data pertaining to purchases from ProConn and maintaining compliance with all pharmaceutical-related laws, regulations and any applicable food safety guidelines.

MARKETLink

In August 1999, the Company, American Animal Hospital Association (AAHA) and AAHA Services Corporation (SERVCO) d/b/a MARKETLink, a wholly-owned subsidiary of AAHA (at the time), entered into an agreement pursuant to which the Company became the logistics partner for AAHA MARKETLink, a buying group and distribution service provided by AAHA to its veterinary clinic members. AAHA’s members include over 13,000 veterinarians in 6,300 animal hospitals providing veterinary services to companion animals. AAHA established MARKETLink based on a belief that it was possible to improve the purchasing economics of its members’ practices by allowing members to buy animal health products at low average prices while maintaining or exceeding the level of service obtained by existing distributors.

Under MARKETLink, members of AAHA are able to purchase products directly from MARKETLink at a cost savings. Under the terms of the August 1999 Agreement, SERVCO has certain responsibilities, including, without limitation, marketing the MARKETLink program, determining the mix, price, sales and shipping policies and line of products, being responsible for all aspects of the credit approval, accounts receivable and collections in connection with the sale of MARKETLink products. The

Company’s responsibilities include, without limitation, purchasing and managing the required inventory, paying all accounts payables and complying with other contract terms with manufacturers, suppliers or customers relating to shipping, receiving and billing for MARKETLink products, maintaining sales and service representatives for all in-bound and out-bound telephone sales necessary to process orders, cross-sell alternative products, implement special promotional programs, fulfilling and shipping all orders received via the Company’s MARKETLink sales and service representatives or the SERVCO email order entry system, including at the time of shipment an AAHA MARKETLink invoice in the shipment.

In June 2000, the Company purchased a 20% interest in AAHA Services Corporation (SERVCO) d/b/a MARKETLink for $1,500,000. The remaining 80% is owned by American Animal Hospital Association (AAHA). Lionel L. Reilly, the Company’s CEO and President serves on the Board of Directors of SERVCO.

Rebates to Shareholders

The Company and its shareholders are in a contractual relationship evidenced in the Company’s Articles of Incorporation which requires that all sales of Company products to Company shareholders be at no more than 5% over the cost of the Company as determined by a certified public accountant. Based on this requirement, a certified public accounting firm (not the same firm who was appointed auditors of the Company) annually makes a determination of the shareholder’s product costs. This valuation of the shareholder product costs is then divided by 95% and compared to shareholder sales including any vendor rebates. Amounts in excess of this computation are overcharges which are then rebated back to shareholders by credit memo. Such rebates are made on a pro rata basis to shareholders, based on the aggregate amount of products purchased by each shareholder during the year for which the rebate is made. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements.

The Company recently modified its policies and procedures relating to the shareholder rebate in order to address concerns regarding late payments by shareholders. Effective August 1, 2003, the determination of the amount rebated back to shareholders by credit memo during any fiscal year will include a review of whether the respective shareholder made timely payments to the Company and whether there are any past due invoices as of the end of the fiscal year. The Company will determine the shareholder’s “average days to pay” which is the number of days past the due date on which the Company receives the shareholder payment. If the average days to pay exceeds 20 days the amount of the rebate credited back to the shareholder will be reduced accordingly to the Company’s then current reduction percentage policy. If a shareholder has any unpaid amount which is more than 90 days past due as of the fiscal year end no rebate will be issued to the shareholder for that fiscal year.

The Animal Health Industry

A national veterinary organization lists over 22,000 veterinary practices in the United States. There are some 45,000 veterinarians practicing in the various disciplines of veterinary medicine. This survey indicated nearly 73% of the veterinarians in private clinical practice predominately specialize in companion animal medicine.

We believe, based on industry sources, the U.S. animal health manufacturer sales of biologicals, pharmaceuticals, insecticides and other packaged goods was over $4.3 billion for 2002. This segment of business in which the Company participates is intended to meet the product and supply needs of the private clinical practice. The actual Compounded Annual Growth Rate for the last 5 years has averaged 1.9% and is forecasted to remain in the 2% range for the next 5 years.

Sundry items such as collars, leashes, cages, books, aquatic supplies and equine tack are primarily sold through retail pet supply outlets. These products typically are not purchased from veterinary practices. The Company makes these items available; however, annual sales are very minimal.

Consolidation is a primary force reshaping the animal health industry. We believe, based on industry sources, sales by the top ten animal health product manufacturers account for over 75% of the U.S. market. At this time, the top five U.S. animal health product companies have a market share that nears 60% of the total animal health business.

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

Operating Segments

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

The Direct Customer Services segment is as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer

Financial Information About Industry Segments

The sales and operating profits of each industry segment and the identifiable assets attributable to each industry segment for each of the three years in the period ended July 31, 2003 are set forth in the “Management’s Discussion and Analysis and Results of Operations – Operating Segments” below and in Note 13 of Notes to Consolidated Financial Statements.

Financial Information About Geographic Areas

All of the Company’s customers are located in the United States. The Company does not export any products outside of the United States. All of the Company’s assets are located within the United States.

Customers and Suppliers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. Except for MARKETLink, which comprised approximately 8.1% of the Company’s total revenues during the fiscal year ended July 31, 2003, no single customer accounted for more than 5% of our fiscal 2003 revenues. The Company typically does not enter into long-term contracts with its customers. One vendor comprised 24.7% of all of the Company’s purchases for fiscal year 2003. Two vendors comprised 20.9% and 11.9% of all of the Company’s purchases for fiscal year 2002.

Competition

Distribution of animal health products is characterized by either “ethical” or “OTC” channels of product movement. Ethical distribution is defined as those sales of goods to licensed veterinarians for use in their professional practice. Many of these products are prescription and must only be sold to a licensed professional. OTC (over-the-counter) distribution is the movement of non-prescription goods to the animal owner and the end user. Many of these products will also be purchased by the licensed veterinarian for professional use or for resale to their client.

There are numerous ethical distribution companies operating in the same geographical regions as the Company and competition in this distribution industry is intense. Most of the competitors generally offer a similar range of products at prices often comparable to the Company’s. The Company seeks to distinguish itself from its competitors by offering a higher level of customer service as well as having its principal customers also as its shareholders/owners. In addition to competition from other distributors, the Company also faces existing and potentially increased competition from manufacturers and suppliers who distribute some percentage of their products directly to veterinarians. Although the Company competes against direct sales by manufacturers and suppliers, it is often able to compete with such direct sales by adding new value-added services and pricing differentiation.

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

Government Regulation

Both state and federal government agencies regulate the manufacturing and distribution of certain animal health products such as pharmaceuticals, vaccines, insecticides and certain controlled substances. Our suppliers of these products are typically regulated by one or more of the following federal agencies, the US Department of Agriculture, the Food and Drug Administration (FDA) and the Drug Enforcement Administration (DEA), as well as several state agencies and therefore, the Company is subject, either directly or indirectly, to regulation by the same agencies. Several states and the Drug Enforcement Administration require the Company to be registered or otherwise keep a current permit or license to handle controlled substances. Manufacturers of vaccines are required by the Department of Agriculture to comply with various storage and shipping criteria and requirements for the vaccines. To the extent Company distributes such products, Company must comply with the same Department of Agriculture, FDA and EPA requirements including, without limitation, the storage and shipping requirements for vaccines.

Several State Boards of Pharmacy require the Company to be licensed in their state for the sale of animal health products with their jurisdiction. Some states (as well as certain cities and counties) require the Company to collect sales taxes/use taxes on differing types of animal health products.

The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

Environmental Considerations

The Company does not manufacture, re-label or in any way alter the composition or packaging of products. All products are distributed in compliance with the relevant rules and regulations as approved by various State and Federal regulatory agencies. The Company’s distribution business practices create no or minimal impact on the environment.

Employees

As of July 31, 2003 the Company had 276 employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relationship with our employees to be good.

Executive Officers

Set forth below is information concerning our current executive officers and their ages as of July 31, 2003.

Name	Age	Position
Lionel L. Reilly, D.V.M.	60	President, Chief Executive Officer and non-voting Director
Neal B. Soderquist	48	Chief Financial Officer
Michael B. Davis, D.V.M.	56	Secretary and Class II Director

Lionel L. Reilly, D.V.M., has served as President and CEO of the Company since 1994. Prior to that he was Vice President, Business Operations and functioned as the CEO. He has been with the Company since 1983, shortly after its founding. Dr. Reilly spent several years as a military veterinarian, over five years in private clinical veterinary practice and five years in industry as a researcher and technical services veterinarian. He has a degree from Kansas Wesleyan University in Salina, Kansas. Dr. Reilly graduated in 1970 from the College of Veterinary Medicine, Kansas State University, Manhattan, Kansas.

Neal B. Soderquist was appointed Chief Financial Officer in 1994. From 1989 to 1994 he served in that position as well as managed much of the human resources functions. For the previous 14 years Mr. Soderquist was controller/officer manager for Lincoln Lumber Co., Lincoln, Nebraska. In 1975 he received an Associates Degree from Lincoln School of Commerce, Lincoln, Nebraska.

Michael B. Davis, D.V.M., has served as Secretary and Director since December 7, 2001. He is general practitioner and president with Carroll Veterinary Clinic located in Carroll, Iowa. Dr. Davis received a Doctor of Veterinary Medicine degree from the Iowa State University in 1971.

Additional Information

The Company is a reporting company that files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the Securities and Exchange Commission (the “SEC”). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW., Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC and state the address of that site (http://www.sec.gov). The Company assumes no obligation to update or revise any forward-looking statements in this annual report on Form 10-K, whether as a result of new information, future events or otherwise, unless we are required to do so by law.

ITEM 2. PROPERTIES

The Company owns its building, which contains nearly 100,000 square feet of open warehouse space and 40,000 square feet of finished office area. The building is a facility the Company constructed and completed in late 1999 and is located on 9.6 acres of land in a newly developed industrial subdivision of Omaha, Nebraska. The latest in technology was incorporated into the design of the new facility to maximize distribution efficiencies. The building is subject to a first and second mortgage held by US Bank. In October 2002, the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for $808,274 in order to provide the Company with land available for future expansion of its Omaha facility.

On March 15, 2002, the Company signed a lease agreement with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania. The initial term of the lease is five years. The Company uses this facility to ship products to its customers in that geographical area of the United States. In June 2003, the Company exercised an option to lease additional 17,500 square feet of space in the York facility for a total of 87,500 square feet of leased space in York, Pennsylvania.

Management believes that our existing facilities are and will be adequate for the conduct of our business as currently conducted and as currently contemplated to be conducted.

ITEM 3. LEGAL PROCEEDINGS

The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended July 31, 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians (or businesses comprised of veterinarians such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold or transferred, except back to the Company at the same $3,000 price. On July 31, 2003, there were 1,845 record holders of the Company’s common stock.

The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company’s business and therefore does not currently anticipate paying cash dividends in the foreseeable future.

On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. The Company registered 500 shares of common stock with an aggregate offering price of $1,500,000 pursuant to this registration statement. On November 8, 2001, the Company filed another registration statement (Registration No. 333-72962) for the public offering of an additional 500 shares of common stock, in addition to the 114 shares previously registered under Registration No. 333-86629 that remain unsold. The Company’s current combined offering is for 614 shares of common stock for an aggregate offering price of $1,842,000. Through July 31, 2003, 338 shares of common stock have been sold for an aggregate offering price of $1,014,000.

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

The net offering proceeds to the Company after deducting the total expenses are $796,208 as of July 31, 2003.

ITEM 6. SELECTED FINANCIAL DATA

The historical selected financial data set forth below for the five years ended July 31, 2003 are derived from the Company’s Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The financial data for the periods ended July 31, 2003 and July 31, 2002 is consolidated and includes accounts of Exact Logistics, LLC and ProConn, LLC from December 6, 2000, the date the Company became the sole member of Exact Logistics, LLC and ProConn, LLC. All amounts are in thousands except per share data. No cash dividends were declared.

	At the Year Ended July 31,
	1999 (Restated)	2000 (Restated)	2001 (Restated)	2002	2003
For the Year:
Net sales and other revenues	120,536	176,275	197,523	239,922	298,919

Operating income	11	1,410	1,320	2,143	5,177
Net income	141	547	387	1,109	3,214
Income per share:
Operating income	9.57	1,109.40	912.08	1,386.42	2987.10
Net Income	128.52	430.55	267.58	717.14	1854.47
Common shares outstanding used in the calculation	1,095	1,271	1,447	1,546	1,733

At Year End:
Total assets	28,358	59,612	50,737	68,634	84,323

Total long-term obligations	—	6,013	5,565	5,076	7,972

The following table presents selected financial data for the Company for each of the quarters in the two-year period ended July 31, 2003. The financial data for the periods ended July 31, 2003 and July 31, 2002 is consolidated and includes accounts of Exact Logistics, LLC and ProConn, LLC from December 6, 2000, the date the Company became the sole member of Exact Logistics, LLC and ProConn, LLC. The historical selected financial data are derived from the Company’s Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. All amounts are in thousands except per share data.

	Quarters Ended				Year Ended July 31, 2002
	October 31, 2001 (Restated)	January 31, 2002 (Restated)	April 30, 2002	July 31, 2002
Revenues	$59,153	$55,483	$63,131	$62,155	$239,922
Gross profit	4,336	4,308	6,425	5,002	20,071
Operating income	738	418	1,643	(656)	2,143
Net income	342	110	1,111	(454)	1,109
Net income per share	$222.40	$70.43	$717.93	$(293.83)	$717.14
Weighted average common shares outstanding	1,536	1,557	1,548	1,544	1,546

	Quarters Ended				Year Ended July 31, 2003
	October 31, 2002	January 31, 2003	April 30, 2003	July 31, 2003
Revenues	$75,236	$68,025	$74,624	81,034	$298,919
Gross profit	6,723	8,107	8,887	7,194	30,911
Operating income	301	1,730	2,601	545	5,177
Net income	114	964	1,723	413	3,214
Net income per share	$69.66	$560.45	$980.33	227.66	$1,854.47
Weighted average common shares outstanding	1,641	1,721	1,757	1,812	1,733

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Business,” “Factors Affecting Future Operating Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the current economic environment affecting the Company and the markets it serves;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	estimates regarding the Company’s capital requirements and its need for additional financing;

•	the Company’s ability to attract customers and the market acceptance of its products;

•	our ability to establish relationships with suppliers of products;

•	plans for future products and services and for enhancements of existing products and services.

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this Annual Report on Form 10-K in greater detail under the heading “Business Trends and Risk Factors That May Impact Business”. Also, these statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or revise these forward-looking statements.

Overview

The Company was chartered on August 2, 1982 as a Missouri corporation. Since January 1, 1983 the Company has operated from various facilities in Omaha, Nebraska. The Company shareholders approved Amended and Restated Articles of Incorporation at the Company’s Annual Meeting held in August, 1999 to permit the Company to become a Nebraska corporation. The Company surrendered its Missouri charter and became a Nebraska corporation on September 22, 1999. The Company’s fiscal year begins on August 1 and concludes on July 31 of the following year.

The Company is one of the largest distributors of animal health products to veterinarians who practice food producing animal medicine in the United States. The Company was founded in 1982 by veterinarians whose primary interests were “food animal” related. The changing trends of veterinary medicine has resulted in a gradual shift toward the sale of more “companion animal” products which accounts for nearly 45% of revenues.

The Company’s revenues have increased from $63.5 million in fiscal year 1995 to $299 million in fiscal year 2003. To date, sales to non-shareholders have had a minimal impact on the Company’s net income.

We expect the trend of increases in sales to continue as we continue to increase the number and type of customer accounts. We will continue our strategy of supporting the food producing animal veterinarian with a broad range of products and value-added services. However, sales in the food producing animal sector are subject to very low margins. In view of the increasing maturity of the food producing animal market, the Company must continue to look for future growth in the companion animal sector.

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

There are two major types of transactions that affect the flow of products to the Company’s customers. Traditional “buy/sell” transactions account for a significant majority of the Company’s business. In this type of transaction the customer places an order with the Company, which is then picked, packed, shipped, invoiced to the customer, followed by payment from the customer to the Company. There are a few product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product. The manufacturer retains title in accordance with the distribution agreements for these products. Within these agreements the manufacturer determines if any promotional funds or rebates will be given to the Company. Animal health manufacturers create and implement sales promotions for the products they manufacture for the veterinarian. These promotions reward the veterinarian for their purchase of certain products or volume of products. The Company submits the relevant purchase data to the manufacturer. The Company is paid or reimbursed by the manufacturer, and the veterinarian receives value pursuant to the terms of the promotion. The “consignment” transactions account for approximately six percent (6%) of the Company’s business. The Company inventories these products for the manufacturer but does not pay the manufacturer until the product is sold to the customer and reported to the manufacturer. The Company is responsible for maintaining insurance on the products but the value of the product is not included in the inventory for accounting purposes.

A second transaction model used by the Company is termed the “agency agreement”. Under this approach, the Company receives orders for products from its customer. The Company transmits the order to the manufacturer who then picks, packs, ships, invoices and collects payment from the customer. The Company receives a commission payment for soliciting the order as well as other customer service activities. The Company’s operating expenses associated with this type of sale may be lower than the traditional buy/sell transaction. Agency selling allows the manufacturer and the Company to immediately react to market conditions. This arrangement allows the manufacturer to establish and standardize price of its products in the market. This current information often is used by the Company and the various manufacturers to develop data based marketing programs.

The mode of selling products to veterinarians is dictated by the manufacturer. Recently, there has been a slight shift away from agency agreements in favor or the traditional buy/sell transactional business model.

Product returns from our customers and to our suppliers occur in the ordinary course of business. The Company extends to its customers the same return of goods policies as extended to the Company by the various manufacturers. The Company does not believe its operations will be adversely impacted due to the return of products. Product returns have a minimum impact on the Company’s performance.

The Company has two direct subsidiaries: Exact Logistics, LLC and ProConn, LLC. Exact Logistics, LLC was organized in the State of Nebraska on December 6, 2000. The limited liability company is a single member entity and is 100% owned by the Company. The purpose of Exact Logistics, LLC is to act as a contract logistics partner to warehouse and ship products.

ProConn, LLC was organized in the State of Nebraska on December 6, 2000. The limited liability company is a single member entity and is 100% owned by the Company. The purpose of ProConn, LLC is to act as a supplier of animal health products directly to the producer and/or consumer. Producers and end users order veterinary products directly from ProConn instead of the manufacturer or supplier and ProConn then sells and delivers the products directly to producers and consumers. ProConn is responsible for all shipping, billing and related services. As part of its business operations, ProConn enters into agreements with “veterinarians of record” pursuant to which ProConn agrees to pay the “veterinarian of record” a percentage of the sale received by ProConn from qualified purchases. The “veterinarian of record” is responsible for providing various services to the producers and consumers, including, without limitation, conducting on-site visits of producers’ facilities; reviewing the producers’ or consumers’ data pertaining to purchases from ProConn and maintaining compliance with all pharmaceutical-related laws, regulations and any applicable food safety guidelines.

In August 1999, the Company, American Animal Hospital Association (AAHA) and AAHA Services Corporation (SERVCO) d/b/a MARKETLink, a wholly-owned subsidiary of AAHA (at the time), entered into an agreement pursuant to which the Company became the logistics partner for AAHA MARKETLink, a buying group and distribution service provided by AAHA to its veterinary clinic members. AAHA’s members include over 13,000 veterinarians in 6,300 animal hospitals providing veterinary services to companion animals. AAHA established MARKETLink based on a belief that it was possible to improve the purchasing economics of its members’ practices by allowing members to buy animal health products at low average prices while maintaining or exceeding the level of service obtained by existing distributors.

Under MARKETLink, members of AAHA are able to purchase products directly from MARKETLink at a cost savings. Under the terms of the August 1999 Agreement, SERVCO has certain responsibilities, including, without limitation, marketing the MARKETLink program, determining the mix, price, sales and shipping policies and line of products, being responsible for all aspects of the credit approval, accounts receivable and collections in connection with the sale of MARKETLink products. The Company’s responsibilities include, without limitation, purchasing and managing the required inventory, paying all accounts payables and complying with other contract terms with manufacturers, suppliers or customers relating to shipping, receiving and billing for MARKETLink products, maintaining sales and service representatives for all in-bound and out-bound telephone sales necessary to process orders, cross-sell alternative products, implement special promotional programs, fulfilling and shipping all orders received via the Company’s MARKETLink sales and service representatives or the SERVCO email order entry system, including at the time of shipment an AAHA MARKETLink invoice in the shipment.

In June 2000, the Company purchased a 20% interest in AAHA Services Corporation (SERVCO) d/b/a MARKETLink for $1,500,000. The remaining 80% is owned by American Animal Hospital Association (AAHA). Lionel L. Reilly, the Company’s CEO and President serves on the Board of Directors of SERVCO.

Restatement of Certain Debt Financing

In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company’s Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and US. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614.11 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of July 31, 2003, the Company had $3,954,510 outstanding on the Term Promissory Note.

Under the Amended and Restated Loan Agreement, U.S. Bank agreed to loan the Company up to $17,500,000 through a revolving line of credit which is evidenced by a Revolving Promissory Note dated May 12, 2003 for $17,500,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on an annual basis, but is renewable by its terms annually on December 1st of each year. The maximum amount which can be borrowed thereunder is $17,500,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate plus 2.70% (the LIBOR Rate). As of July 31, 2003, the variable interest rate at which the Revolving Promissory Note accrued interest was 3.82% and the Company had $9,764,792 outstanding thereunder.

Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by US Bank on the Company’s Omaha facility as well as a first security interest on all accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles. The Amended and Restated Loan Agreement imposes a number of conditions which must be met by the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank’s disbursement of loan funds under the Revolving Promissory Note, including, without limitation providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.

Results of Operations

The following discussion is based on the historical results of operations for fiscal 2003, 2002 and 2001.

Summary Consolidated Results of Operations Table

	July 31, 2003	July 31, 2002	July 31, 2001 (Restated)
	(in thousands)
Net sales and other revenue	$298,919	$239,922	$197,523
Cost of sales	268,008	219,851	181,660
Gross profit	30,911	20,071	15,863
Operating, general and administrative expenses	25,734	17,928	14,543
Operating income	5,177	2,143	1,320

Interest expense, net	(308)	(373)	(502)

Other income (expense)	119	(22)	(124)

Income before taxes	4,988	1,748	694

Income tax expense	1,774	639	307

Net income	3,214	1,109	387

Fiscal 2003 Compared to Fiscal 2002:

Net sales and other revenue for the fiscal year ending July 31, 2003 increased by 24.6% or $59 million. Net sales and other revenue for the 2003 fiscal year totaled $298.9 million compared to $239.9 million for the previous fiscal year. The growth was principally attributable to increased sales to existing customers of $39.1 million and to new customers of $19.9 million.

Gross profit consists of net sales minus cost of sales before operating expenses and taxes are deducted. Gross profit increased by $10.8 million to $30.9 million compared to $20.1 million for the previous fiscal year. This increase was primarily due to the increase in revenue plus a reduction in outbound freight costs. Gross profit as a percentage of total revenue was 10.3% for fiscal 2003 compared to 8.4% for fiscal 2002.

Operating, general and administrative expense consists mainly of payroll, warehouse operating supplies, insurance, professional fees and other general corporate expenses. Operating, general and administrative expenses increased by $7.8 million to $25.7 million for fiscal year 2003 compared to $17.9 million for the previous year. This increase was primarily due to support the increase in revenue plus expenses associated with the additions of the York Pennsylvania warehouse and ProConn LLC. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2003 was 8.6% vs. 7.5% for fiscal 2002.

        Operating income increased by $3.1 million to $5.2 million for fiscal year 2003 compared to $2.1 million for the previous year. This increase is primarily attributable to the increase in gross profit less the increase in operating, general and administrative expenses.

Company’s other income (expense) was $189 thousand (expense) for fiscal year 2003 as compared to $395 thousand (expense) for the previous year. In addition, interest income for the period ending July 31, 2003 increased to $767 thousand as compared to $477 thousand for the same period of the previous year, an increase of $290 thousand. The increase was due to an increase in the finance charged on past due accounts receivable. The increased income was partially offset by interest expense of $1.1 million which was due principally on outstanding debt.

Company’s other income (expense) was $189 thousand (expense) for fiscal year 2003 as compared to $395 thousand (expense) for the previous year. In addition, interest income for the period ending July 31, 2003 increased to $767 thousand as compared to $477 thousand for the same period of the previous year, an increase of $290 thousand. The increase was due to an increase in the finance charged on past due accounts receivable. The increased income was partially offset by interest expense of $1.1 million which was due principally on outstanding debt.

Fiscal 2002 Compared to Fiscal 2001:

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

Company’s other income (expense) was $395 thousand (expense) for fiscal year 2002 as compared to $626 thousand (expense) for the previous year. In addition, interest expense for the period ending July 31, 2003 decreased to $850 thousand as compared to $1.0 million for the same period of the previous year - a decrease of $156 thousand. The reduction was due to a decrease in the interest rate charged on the Company’s revolving line of credit.

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

Company’s other income (expense) was $626 thousand (expense) for fiscal year 2001 as compared to $542 thousand (expense) for the previous year. In addition, interest expense for the period ending July 31, 2001 increased to $1.0 million as compared to $862 thousand for the same period of the previous year - an increase of $144 thousand. The increase was due to increased borrowing on the Company’s revolving line of credit. These increased expenses were partially offset by an increase in interest income of $131 thousand which was due principally to a greater amount of monthly finance charges on past due accounts receivable balances.

The Company’s contractual obligations (in thousands) at July 31, 2003 mature as follows:

	YEARS
	Under 1	Over 1 to 3	Over 3 to 5	After 5	Total
	(in thousands)
Loans payable to banks	$9,765	$—	$—	$—	$9,765
Capital lease commitments	123	194	—	—	317
Operating lease commitments	804	1,786	4	—	2,594
Long-term debt (including current portion)	1,240	3,807	3,971	—	9,018

Total contractual obligations	$11,932	$5,787	$3,975	$—	$21,694

In addition, the Company’s Articles of Incorporation require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5.3 million as of July 31, 2003.

Operating Segments

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

The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Previously, the Company disclosed one reportable segment. The following table summarizes the Company’s operations by business segment:

	Year Ended
	July 31, 2003	July 31, 2002
	(in thousands)
NET SALES
Wholesale Distribution	$297,007	239,778
Logistics Services	2,076	2,578
Direct Customer Services	24,223	954
Eliminations	(24,387)	(3,388)
Consolidated Total	298,919	239,922

COST OF SALES
Wholesale Distribution	269,582	219,841
Logistics Services	1,955	2,542
Direct Customer Services	20,842	882
Eliminations	(24,371)	(3,414)
Consolidated Total	268,008	219,851

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
Wholesale Distribution	22,245	17,794
Logistics Services	1	1
Direct Customer Services	3,488	133
Eliminations	—	—
Consolidated Total	25,734	17,928

Operating Segments: Fiscal 2003 Compared to Fiscal 2002

Wholesale Distribution

Net sales and other revenue for the fiscal year ending July 31, 2003 increased by 23.9% or $57.2 million. Net sales and other revenue for the 2003 fiscal year totaled $297 million compared to $239.8 million for the previous fiscal year.

Gross profit increased by $7.5 million to $27.4 million compared to $19.9 million for the previous fiscal year. This increase was primarily due to the increase in revenue plus a reduction in outbound freight costs. Gross profit as a percentage of total revenue was 9.2% for fiscal 2003 compared to 8.3% for fiscal 2002.

Operating, general and administrative expenses increased by $4.4 million to $22.2 million for fiscal year 2003 compared to $17.8 million for the previous year. This increase was primarily due to support the increase in revenue plus expenses associated with the addition of the York Pennsylvania warehouse. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2003 was 7.5% vs. 7.4% for fiscal 2002.

Operating income increased by $3.1 million to $5.2 million for fiscal year 2003 compared to $2.1 million for the previous year. This increase is primarily attributable to the increase in gross profit less the increase in operating, general and administrative expenses.

Logistics Services

Net sales and other revenue for the fiscal year ending July 31, 2003 decreased by 19.5% or $502 thousand. Net sales and other revenue for the 2003 fiscal year totaled $2.1 million compared to $2.6 million for the previous fiscal year.

Gross profit increased by $84 thousand to $121 thousand compared to $36 thousand for the previous fiscal year. Gross profit as a percentage of total revenue was 5.8% for fiscal 2003 compared to 1.4% for fiscal 2002.

Operating, general and administrative expenses did not change for fiscal year 2003 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2003 was less than .1% fiscal 2002 was also less than .1%.

Operating income increased by $85 thousand to $120 thousand for fiscal year 2003 compared to $35 thousand for the previous year. This increase is primarily attributable to the increase in gross profit.

Direct Customer Services

Net sales and other revenue for the fiscal year ending July 31, 2003 increased by 2,538% or $23.3 million. Net sales and other revenue for the 2003 fiscal year totaled $24.2 million compared to $954 thousand for the previous fiscal year. This increase is due to twelve months of operations in fiscal year ending July 31, 2003 compared to one month of operation in the previous year.

Gross profit increased by $3.3 million to $3.4 million compared to $72 thousand for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 14.0% for fiscal 2003 compared to 7.6% for fiscal 2002.

Operating, general and administrative expenses increased by $3.4 million to $3.5 million for fiscal year 2003 compared to $133 thousand for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2003 was 14.4% vs. 14.0% for fiscal 2002.

Operating income (loss) increased by $47 thousand (loss) to $108 thousand (loss) for fiscal year 2003 compared to $61 thousand (loss) for the previous year.

Seasonality in Operating Results

The Company’s quarterly sales and operating results have varied significantly in the past and will likely continue to do so in the future. Historically, the Company’s sales are seasonal with peak sales in the spring and fall. The cyclical nature is directly tied to the significant amount of business the Company does in the livestock sector. Product use cycles are directly related to certain medical procedures performed by veterinarians on livestock during the spring and fall.

In the last few years the Company has been selling more companion animal related products. These products tend to have a different seasonal nature which minimally overlaps the livestock business cycles. The net result is a reduction of the cyclical seasonal nature of the business. Minimizing the cyclical nature of the Company’s business has allowed for more efficient utilization of all resources.

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. However between

March 2002 and June 2003, the Company expended significant funds on various capital expenditures. On March 15, 2002, the Company signed a lease agreement in March 2002 with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania. The initial term of the lease is five years. The Company uses this facility to ship products to its customers in that geographical area of the United States. In June 2003, the Company exercised an option to lease additional 17,500 square feet of space in the York facility for a total of 87,500 square feet of leased space in York, Pennsylvania.

In October 2002, the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for approximately $808,000 in order to provide the Company with land available for future expansion of its Omaha facility. In addition to the purchase of the additional 10 acres in Omaha, Nebraska, the Company made significant capital investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. The Company purchased some of the equipment in February 2003 by using a capital lease in the amount of $343,075, with interest at 4.58% and monthly payments of $10,218 through February 2006.

Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the year end, July 31, 2003, there were no additional material commitments for capital expenditures.

In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company’s Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and US. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614.11 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of July 31, 2003, the Company had $3,954,510 outstanding on the Term Promissory Note.

Under the Amended and Restated Loan Agreement, U.S. Bank agreed to loan the Company up to $17,500,000 through a revolving line of credit which is evidenced by a Revolving Promissory Note dated May 12, 2003 for $17,500,000 between U.S Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on an annual basis, but is renewable by its terms annually on December 1st of each year. The maximum amount which can be borrowed thereunder is $17,500,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate plus 2.70% (the LIBOR Rate). As of July 31, 2003, the variable interest rate at which the Revolving Promissory Note accrued interest was 3.82% and the Company had $9,764,792 outstanding thereunder.

Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by US Bank on the Company’s Omaha facility as well as a first security interest on all accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles. The Amended and Restated Loan Agreement imposes a number of conditions which must be met by the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank’s disbursement of loan funds under the Revolving Promissory Note, including, without limitation providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.

Net cash consumed by operating activities of $5.7 million in fiscal year ending July 2000 was primarily attributable to increases of $10.2 million in accounts receivable and $15.8 million in inventories. These were partially offset by an increase of $19.1 million in accounts payable. For the fiscal year ending July 2001, net cash provided by operating activities of $5.3 million was primarily attributable to decreases of $2.4 million in accounts receivable and $6.1 million in inventories. These were partially offset by a decrease of $4.8 million in accounts payable. For the fiscal year ending July 2002, net cash provided by operating activities of $219 thousand was primarily attributable to increases of $1.4 million in accounts receivable and $14.6 million in inventories. These were partially offset by an increase of $13.2 million in accounts payable. For the fiscal year ending July 2003, net cash consumed by operating activities of $1.9 million was primarily attributable to increases of $7.2 million in accounts receivable and $1.8 million in inventories. These were partially offset by an increase of $1.5 million in accounts payable.

Net cash consumed by investing activities of $6.7 million in fiscal year ending July 2000 was primarily attributable to investments in property, including the construction of our new building, and investments in equipment, such as the purchase of office and warehouse equipment for use in the new building. Net cash consumed by investing activities of $287 thousand in fiscal year ending July 2001 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.8 million in fiscal year ending July 2002 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $2.5 million in fiscal year ending July 2003 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

Net cash provided by financing activities of $11.3 million in the fiscal year ending July 2000 was primarily attributable to increases of $10.2 million in net loan proceeds and $641 thousand from net proceeds from issuance of common stock. In the fiscal year ending July 2001, net cash consumed by financing activities of $4.3 million was primarily attributable to a decrease of $4.3 million in outstanding debt obligations, and bank overdraft of $399 thousand, an increase of $422 thousand from net proceeds from issuance of common stock. In the fiscal year ending July 2002, net cash provided by financing activities of $2.3 million was primarily attributable to an increase of $2.2 million in net loan proceeds, and $133 thousand from net proceeds from issuance of common stock. In the fiscal year ending July 2003, net cash provided by financing activities of $7.4 million was primarily attributable to an increase of $6.3 million in net loan proceeds, and $797 thousand from net proceeds from issuance of common stock.

Off-Balance Sheet Arrangements

At July 31, 2003, the Company did not have any off-balance sheet arrangements.

Related Party Transactions

In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. See Note 9 to the Consolidated Financial Statements for additional information on these related party transactions.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC” or the “Commission”) recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 2 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company’s critical accounting policies impacted by judgments, assumptions and estimates.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Revenue Recognition

The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Inventories

Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.

Major Customer, Major Suppliers and Credit Concentrations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 14.4% of the Company’s receivables at July 31, 2003. There were no significant individual receivables at July 31, 2002. One vendor comprised 24.7% of all purchases for fiscal year 2003. Two vendors comprised 20.9% and 11.9% of all purchases for fiscal year 2002.

Income Taxes

The Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. For further discussion, see Note 7 to the Consolidated Financial Statements.

Goodwill and Other Intangible Assets

Beginning August 1, 2002, all goodwill amortization ceased in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior business purchase combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and the liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. For further discussion of the Company’s adoption of SFAS No. 142, see Note 12 to the consolidated financial statements.

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense for the years ended July 31, 2003, 2002, and 2001, is included in interest expense on the Consolidated Statements of Income.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. As required by SFAS No. 142, the Company adopted this new accounting standard for fiscal year 2003. See Note 12 to the Consolidated Financial Statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As required by SFAS No. 143, the Company adopted this new accounting standard for fiscal year 2003. The adoption of this statement did not have a material effect on the Company’s consolidated financial position or results or operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard for fiscal year 2003. The adoption of this statement had no effect on the Company’s consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this standard for fiscal year 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No.28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the interim financial reporting for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes the application of the requirements of FIN 46 will not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes the application of the requirements of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. Common stock of the Company owned by individual veterinarians will be classified as a liability under this pronouncement. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management believes the financial instruments entered into after May 31, 2003 are immaterial and will adopt SFAS No. 150 in the first quarter of the fiscal year ending July 31, 2004.

The Company believes that the adoption of SFAS No. 150 will not have a material financial impact on the Company’s consolidated results of operations. However, the adoption of SFAS No. 150 will have a material impact on the Company’s consolidated presentation of financial position. The Company has not assembled the data necessary to determine the amount of stockholders’ equity that will be reclassified to long-term debt at October 31, 2003 (the first reporting period of fiscal year ended July 31, 2004). The implementation of this pronouncement will decrease the amount of stockholders’ equity, increase long-term debt, and decrease the number of shares used to compute earnings per share. The Company anticipates that certain borrowing covenants with its primary lender will be negatively affected. Discussions with the Company’s primary lender have been initiated to determine if any changes will be necessary in the lender’s loan documents. At this time there can be no assurance that the lender would consent to such changes.

Business Trends And Risk Factors That May Affect Future Results

The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations may suffer.

Fluctuation of Future Results Due to Factors Outside of Management’s Control

The Company’s quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company’s future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most important of these factors include:

•	seasonality;

•	the impact of economic factors on the national veterinary practices;

•	the timing and effectiveness of marketing programs;

•	the timing of the introduction of new products and services;

•	the timing and effectiveness of capital expenditures;

•	competition.

The Company may be unable to reduce operating expenses quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue without a corresponding reduction to its expenses, operating results may suffer. The Company’s operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company’s future performance.

Failure to Manage Growth Could Impair Business

The Company’s business has grown rapidly. The Company’s revenues increased from $63.5 million in fiscal 1995 to $299 million in fiscal 2003. During that same period the Company has significantly expanded its operations in the United States. The number of employees increased by approximately 205 individuals during this period.

It is difficult to manage this rapid growth, and future success depends on the Company’s ability to implement and/or maintain:

•	Sales and marketing programs

•	Customer support programs

•	Current product and service lines

•	Technological support which equals or exceeds our competitors

•	Recruitment and training of new personnel

•	Operational and financial control systems

The Company’s ability to successfully offer products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. Management expects that the Company will need to continue to improve its financial and managerial controls, reporting systems and procedures and to expand the training of its work force.

If the Company is not able to manage the rapid growth, there is a risk its customer service quality could deteriorate, which may in turn lead to decreased sales. This could impact shareholders in two ways – the ability to obtain products from the Company could be negatively affected and the Company’s profits could decrease.

Loss of Key Personnel Could Hurt Business

The Company’s future success depends to a significant extent on the skills, experience and efforts of Company President and Chief Executive Officer, Dr. Lionel Reilly, and key members of his staff. The loss of any or all of these individuals could damage business. The Company has purchased two life insurance policies on the life of Dr. Reilly. Both policies are flexible premium adjustable life insurance policies for $500,000. The Company is the beneficiary of one of the policies and the Lionel Reilly Trust is the beneficiary of the other policy.

In addition, the Company’s products and services are specialized in nature. In general only highly qualified and trained individuals have the necessary skills to market our products and provide Company services. The Company faces intense competition for the hiring of these professionals. Any failure on the Company’s part to hire, train and retain a sufficient number of qualified professionals would damage business. The Company does not generally enter into employment agreements requiring these employees to continue in employment for any period of time.

The Company Relies on Strategic Relationships to Generate Revenue

To be successful, the Company must establish and maintain strategic relationships with leaders in the manufacturing industry. This is critical to its success because management believes that these relationships will enable us to (1) extend the reach of the Company’s distribution and services to the various participants in the veterinary industry; (2) obtain specialized expertise; and (3) generate revenue.

Entering into strategic relationships is complicated because some of the Company’s current and future manufacturers are potential strategic partners and these manufacturers may decide to compete with us in the future. In addition, the Company may not be able to establish relationships with key participants in the veterinary distribution industry if it has established relationships with competitors of these key participants. Consequently, it is important that the Company is perceived as independent of any particular customer or partner.

Most of the Company’s agreements with manufacturers run for one year. The Company may not be able to renew its existing agreements on favorable terms, or at all. If the Company loses the right to distribute products under such agreements, the Company may lose access to certain of its products and lose a competitive advantage. Potential competitors could sell products from manufacturers that it fails to continue with and erode the Company’s market share.

Performance or Security Problems With Systems Could Damage Business

The Company’s customer satisfaction and its business could be harmed if the Company or its suppliers experience any system delays, failures or loss of data. The Company currently process all of its customer transactions and data at its facilities in Omaha, Nebraska. Although the Company has safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure at either of its distribution facilities could interrupt data processing or result in the loss of stored data. Only some of the Company’s systems are fully redundant and although the Company carries business interruption insurance, it may not be sufficient to compensate us for losses that may occur as a result of system failures.

The Company Faces Significant Competition

The market for veterinary distribution services is intensely competitive, rapidly evolving and subject to rapid technological change. Some of the Company’s competitors have comparable product lines, technical experience and financial resources. These organizations may be better known and have more customers than us. The Company may be unable to compete successfully against these organizations.

Many of the Company’s competitors have distribution strategies that directly compete with us. The Company has many competitors including:

•	Walco International, Inc.

•	Lextron Animal Health, Inc.

•	J. A. Webster, Inc. d/b/a Webster Veterinary Supply

•	The Butler Company

•	MWI Veterinary Supply Co.

In addition, management expects that companies and others specializing in the veterinary products industry will offer competitive products. Some of the Company’s large manufacturers/suppliers may also compete with us through direct marketing and sales of their products. Increased competition could result in:

•	price reductions, decreased revenue and lower profit margins;

•	loss of market share; and

•	increased marketing expenditures.

These and other competitive factors could materially and adversely affect the Company’s results of operations.

Changes in the Veterinary Distribution Industry Could Adversely Affect Business

The veterinary distribution industry is subject to changing political, economic and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and the Company is subject to regulation, either directly or indirectly, by the US Department of Agriculture, the Food and Drug Administration (FDA) and the Drug Enforcement Administration (DEA). To the extent the political party in power changes, whether in the executive or legislative branch, the regulatory stance these agencies take could change. The Company’s suppliers are subject to regulation by the Department of Agriculture, the FDA and the Environmental Protection Agency, and material changes to the applicable regulations could affect the suppliers ability to manufacture certain products which could adversely impact the Company’s product supply. In addition, some of the Company’s customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on the Company’s customers’ financial positions which could lead to decreased sales.

These factors affect the Company’s purchasing practices and operation of its business. Some of the Company’s competitors are consolidating to create integrated delivery systems with greater market presence. These competitors may try to use their market power to negotiate price reductions with the manufacturers. If the Company were forced to reduce its prices, the Company’s operating results would suffer. As the veterinary distribution industry consolidates, competition for customers will become more intense.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.31 percentage points (a 10% change from the interest rate as of July 31, 2003), assuming no change in the Company’s outstanding balance under the line of credit (approximately $9.8 million as of July 31, 2003), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $30 thousand.

In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company’s Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and U.S. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614.11 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of July 31, 2003, the Company had $3,954,510 outstanding on the Term Promissory Note.

Under the Amended and Restated Loan Agreement, U.S. Bank agreed to loan the Company up to $17,500,000 through a revolving line of credit which is evidenced by a Revolving Promissory Note dated May 12, 2003 for $17,500,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on an annual basis, but is renewable by its terms annually on December 1st of each year. The maximum amount which can be borrowed thereunder is $17,500,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate (the LIBOR Rate) plus 2.70%. As of July 31, 2003, the variable interest rate at which the Revolving Promissory Note accrued interest was 3.82% and the Company had $9,764,792 outstanding thereunder.

Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by U.S. Bank on the Company’s Omaha facility as well as a first security interest on all accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles.

In December 1999, U.S. Bank loaned the Company $1,400,000 to finance the Company’s purchase of warehouse equipment and office furniture used to furnish the Omaha facility. The loan is evidenced by a Promissory Note dated December 15, 1999. The note matures January 1, 2005 and accrues interest at a fixed rate of 8.66% per annum The payment terms provide that the Company pay the loan in 60 monthly payments of $29,032.29. As of July 31, 2003, the Company had $486,890 outstanding under this note.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K” for the Company’s Financial Statements, and the notes thereto, Supplementary Data, and the financial statement schedules filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 20, 2002, Marvin E. Jewell & Co., P.C. resigned as the Company’s independent auditor. This action was approved by the Company’s Audit Committee. During its tenure, Marvin E. Jewell & Co., P.C. did not issue a report on the Company’s financial statements that either contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with Marvin E. Jewell & Co., P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Marvin E. Jewell & Co., P.C., would have caused Marvin E. Jewell & Co., P.C. to make reference to the subject matter of the disagreement in connection with their report.

Effective March 20, 2002, Quick & McFarlin, P.C. was retained as independent auditor of the Company for the fiscal year ending July 31, 2003, and Quick & McFarlin, P.C. accepted the appointment. Prior to the engagement, the Company did not consult with Quick & McFarlin, P.C. regarding any of the matters or events set forth in Item 304 (a)(2)(i) or (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of our disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer within the 90-day period preceding the filing date of this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission’s rules and forms.

Changes in Internal Controls

In the quarter ended July 31, 2003, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

Limitations on the Effectiveness of Controls

Management believes that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

PART III

Incorporated by reference in Items 10 to 14 below are certain sections of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after July 31, 2003.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled “Proposal: Election of Directors”, “Information About Directors and Executive Officers” and “Section 16(b) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2003.

ITEM 11. EXECUTIVE COMPENSATION

Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled “Information About Directors and Executive Officers - Executive Compensation”, of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company’s Articles and Bylaws specifically provide that each shareholder is entitled to own only a single share of stock. Thus, there is no shareholder that has more than one share currently or will own more than one share in the future and no shareholder owns less than or a fractional portion of the single share. No single shareholder owns more than 5 percent of the outstanding common stock. As described below, each director, except Dr. Lionel Reilly, is a holder of one share of stock.

Name of Beneficial Owner	Shares Beneficially Owned	Nature of Beneficial Ownership	Percentage of Class
Dr. Buddy D. Ray	1	By Mayfield Veterinary Clinic	*
Dr. Steven E. Wright	1	By Millard Veterinary Clinic	*
Dr. Chester L. Rawson	1	By Veterinary Associates	*
Dr. G.W. Buckaloo, Jr.	1	G.W. Buckaloo, Jr.	*
Dr. Tom Latta	1	By Hansford County Veterinary Hospital	*
Dr. Michael B. Davis	1	By Carroll Veterinary Clinic	*
Dr. Amy Lynne Hinton	1	By Companion Animal Veterinary Services	*
Dr. William Swartz	1	Bill Swartz, D.V.M. d/b/a Clocktower Animal Hospital	*

*	Less than one percent

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the “Information About Directors and Executive Officers - Certain Transactions” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2003.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled the “Information About Directors and Executive Officers - Audit Fees” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2003.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1)	Financial Statements
(a) (3)	Exhibits
(b)	Reports on Form 8-K

(a) (1)	Financial Statements

The following financial statements are filed as part of this report:

Independent Auditor’s Report

To the Board of Directors and Stockholders

Professional Veterinary Products, Ltd.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three years ended July 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2003 and 2002, and the results of their operations and their cash flows for the three years ended July 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the financial statements, the consolidated financial statements for the period ended July 31, 2001 have been restated for the change in accounting for the investment in an affiliate, for stock subscriptions receivable, and for certain reclassifications relating to sales promotion revenue.

/S/    QUICK & MCFARLIN, P.C.

Quick & McFarlin, P.C.

Omaha, Nebraska

October 15, 2003

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2003 and 2002

(in thousands, except share data)

	July 31, 2003	July 31, 2002
ASSETS
CURRENT ASSETS
Cash	$4,346	$1,324
Accounts receivable, less allowance for doubtful accounts of $760 and $353, respectively	22,718	16,817
Accounts receivable, related party	4,133	2,875
Inventory	38,817	36,991
Deferred tax asset	264	146
Other current assets	489	36

Total current assets	70,767	58,189

NET PROPERTY AND EQUIPMENT	10,298	8,719

OTHER ASSETS
Intangible assets, less accumulated amortization of $10 and $83, respectively	15	168
Intangible retirement asset	1,334	—
Investment in unconsolidated affiliates	1,583	1,491
Other assets	326	67

Total other assets	3,258	1,726

TOTAL ASSETS	$84,323	$68,634

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Notes payable, bank	$9,765	$6,897
Current portion of long-term debt and capital lease obligation	1,363	496
Accounts payable	46,154	44,007
Accounts payable, related parties	1,022	1,680
Other current liabilities	4,897	2,583

Total current liabilities	63,201	55,663

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	7,972	5,076
Accrued retirement benefits, less current portion	1,334	—
Deferred tax liability	253	343

Total long-term liabilities	9,559	5,419

TOTAL LIABILITIES	72,760	61,082

STOCKHOLDERS’ EQUITY
Common stock of $1 par value, authorized 30,000 shares; issued 1,845 and 1,544 shares, respectively	2	2
Additional paid-in capital	5,344	4,547
Retained earnings	6,217	3,003

Total stockholders’ equity	11,563	7,552

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,323	$68,634

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share amounts)

	July 31, 2003	July 31, 2002	(Restated) July 31, 2001
NET SALES AND OTHER REVENUE (including net revenue from related parties $27,325, $17,782 and $11,721, respectively)	$298,919	$239,922	$197,523

COST OF SALES (including purchases from related parties of $14,908, $14,890 and $10,518, respectively)	268,008	219,851	181,660

Gross Profit	30,911	20,071	15,863

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	25,734	17,928	14,543

Operating income	5,177	2,143	1,320

OTHER INCOME (EXPENSE)
Interest income	767	477	504
Interest expense	(1,075)	(850)	(1,006)
Equity in earnings of unconsolidated affiliate	92	(22)	(121)
Other	27	—	(3)

	(189)	(395)	(626)

Income before taxes	4,988	1,748	694

Income tax expense	1,774	639	307

NET INCOME	$3,214	$1,109	$387

EARNINGS PER COMMON SHARE	$1,854.47	$717.14	$267.58

Weighted average common shares outstanding	1,733	1,546	1,447

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDER(S) EQUITY

Years Ended July 31, 2003, 2002 And 2001 (Restated)

(in thousands, except common shares issued)

	Common Shares Issued	Common Stock	Additional Paid-in Capital	Retained Earnings	Total
BALANCE AT JULY 31, 2000 (restated)	1,381	$1	$3,993	$1,507	$5,501

Issuance of stock	172	1	515	—	516
Redemption of stock	(19)	—	(57)	—	(57)
Net change in Accounts receivable, stock	—	—	(36)	—	(36)
Net Income	—	—	—	387	387

BALANCE AT JULY 31, 2001 (restated)	1,534	2	4,415	1,894	6,311

Issuance of stock	36	—	108	—	108
Redemption of stock	(26)	—	(77)	—	(77)
Net change in Accounts receivable, stock	—	—	101	—	101
Net Income	—	—	—	1,109	1,109

BALANCE AT JULY 31, 2002	1,544	2	4,547	3,003	7,552

Issuance of stock	330	—	990	—	990
Redemption of stock	(29)	—	(87)	—	(87)
Net change in Accounts receivable, stock	—	—	(106)	—	(106)
Net Income	—	—	—	3,214	3,214

BALANCE AT JULY 31, 2003	1,845	$2	$5,344	$6,217	$11,563

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended July 31, 2003, 2002 and 2001

(in thousands)

	July 31, 2003	July 31, 2002	(Restated) July 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$3,214	$1,109	$387

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,105	619	563
(Gain) loss on sale of property	(27)	—	3
Equity in loss (income) from affiliate	(92)	22	121
(Increase) decrease in:
Receivables	(7,158)	(1,419)	2,362
Inventory	(1,826)	(14,649)	6,084
Deferred tax asset	(118)	(109)	(37)
Other assets	(696)	181	803
Increase (decrease) in:
Accounts payable	1,488	13,202	(4,751)
Other current liabilities	2,314	1,051	(416)
Deferred tax liability	(90)	212	137

Total adjustments	(5,100)	(890)	4,869

Net cash provided (consumed) by operating activities	(1,886)	219	5,256

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,546)	(1,839)	(287)
Proceeds from sale of assets	41	—	—
Deposits on property and equipment	(15)	—	—

Net cash consumed by investing activities	(2,520)	(1,839)	(287)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	2,868	2,603	(3,923)
Bank overdraft	—	—	(399)
Proceeds from long-term debt	4,000	—	—
Payments on long-term debt	(535)	(449)	(412)
Proceeds from capital lease obligation	343	—	—
Payments reducing capital lease obligation	(45)	—	—
Net proceeds from issuance of common stock	797	133	422

Net cash provided (consumed) by financing activities	7,428	2,287	(4,312)

Net increase in cash	3,022	667	657
Cash at beginning of year	1,324	657	—

Cash at end of year	$4,346	$1,324	$657

Supplemental disclosure of cash flow information:
Interest paid	$1,045	$859	$1,052

Income taxes paid	$876	$86	$560

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 1 – BUSINESS DESCRIPTION:

Professional Veterinary Products, Ltd. (the Company), a Nebraska corporation, is a wholesale distributor of animal health related pharmaceuticals and other veterinary related items. Founded in 1982 and headquartered in Omaha, Nebraska, the Company provides products and other services primarily to its shareholders. Shareholders are limited to the ownership of one share of stock and must be a licensed veterinarian or business entity comprised of licensed veterinarians.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The term “the Company” used herein means Professional Veterinary Products, Ltd. and its subsidiaries unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company exercises significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Revenue Recognition – The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Cash and Cash Equivalents – The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable – The accounts receivable arise in the normal course of business and are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. The allowance for doubtful accounts was $760 and $353 for 2003 and 2002, respectively.

Inventory – Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Property, Equipment and Depreciation – Property and equipment are stated at cost. Depreciation expense was $952, $604 and $536 for 2003, 2002 and 2001, respectively. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Building	40 years
Furniture, fixtures and equipment	7 years
Computer equipment	5 years
Software	3 years

Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method. Major additions and betterments that extend the useful lives of property and equipment are capitalized and depreciated over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment are reviewed annually for impairment in accordance with SFAS No. 121.

Capitalized Leases – Property under capital leases is amortized over the lives of the respective leases or the estimated useful lives of the assets.

Goodwill and Other Intangible Assets – Beginning August 1, 2002, all goodwill amortization ceased in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior business purchase combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and the liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. For further discussion of the Company’s adoption of SFAS No. 142, see Note 12 to the consolidated financial statements.

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. The original trademark subject to amortization was $5. Accumulated amortization was $1 for 2003 and 2002. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. The original loan origination fee subject to amortization was $20. Accumulated amortization was $9 and $7 for July 31, 2003 and 2002, respectively. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense of $2, for the years ended July 31, 2003, 2002, and 2001, is included in interest expense on the Consolidated Statements of Income. The estimated aggregate amortization expense for the five succeeding fiscal years is $10.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

The following schedule reflects net income adjusted to exclude goodwill and other intangible asset amortization and impairment charges for the years ended July 31,:

	2003	2002	2001
Net income as reported	$3,214	$1,109	$387
Impairment charge	151	—	—
Amortization, net of taxes	—	79	20

Pro forma net income	$3,365	$1,188	$407

Earnings per share as reported	$1,854.47	$717.14	$267.58
Impairment charge	87.21	—	—
Amortization, net of taxes	—	50.88	13.53

Pro forma net earnings per share	$1,941.68	$768.02	$281.11

Long-Lived Assets – SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived assets,” requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated undiscounted cash flows to the recorded value of the asset. No current impairment exists and none have been recognized.

Income Taxes –The Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.

Advertising – The Company expenses advertising costs as incurred. Advertising expense was $46, $32 and $30 for 2003, 2002 and 2001, respectively.

Direct Shipping and Handling Costs – Freight and other direct shipping costs are included in “Cost of sales” on the Consolidated Statements of Income. Direct handling costs are reflected in “Operating, general and administrative expenses.” Such costs represent direct compensation costs of employees who pick, pack and otherwise prepare merchandise for shipment to the Company’s customers.

Fair Value of Financial Instruments – The carrying amounts reported on the balance sheets approximate the fair value for cash, accounts receivable, short-term borrowings and all other variable rate debt (including borrowings under credit agreements). The carrying amounts reported for long-term debt approximate fair value because the interest approximates current market rates for financial instruments with similar maturities and terms.

Concentrations of Credit Risk – The Company’s cash funds are located in a single financial institution in the United States. Deposits in these bank accounts may, at times, exceed the $100,000 federally insured limit.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Major Customer, Major Suppliers and Credit Concentrations– Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 14.4% of the Company’s receivables at July 31, 2003. There were no significant individual receivables at July 31, 2002. One vendor comprised 24.7% of all purchases for fiscal year 2003. Two vendors comprised 20.9% and 11.9% of all purchases for fiscal year 2002.

Earnings Per Share – Financial Accounting Standards Board Statement No. 128, Earnings per Share (“SFAS No. 128”) promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,733, 1,546 and 1,447 for 2003, 2002 and 2001, respectively.

Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Standard (SFAS) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 applies to all business combinations that the Company enters into after June 30, 2001, and eliminates the pooling-of-interests method of accounting. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under these statements, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statements. Other intangible assets continue to be amortized over their useful lives. As required by SFAS No. 142, the Company adopted this new accounting standard for fiscal year 2003 (see Note 12).

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” This statement addresses the accounting treatment for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The provisions of the statement apply to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal operation of a long-lived asset. The statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. As required by SFAS No. 143, the Company adopted this new accounting standard for fiscal year 2003. The adoption of this statement did not have a material effect on the Company’s consolidated financial position or results or operations.

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard for fiscal year 2003. The adoption of this statement had no effect on the Company’s consolidated financial position or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit and Disposal Activities.” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The Company adopted this standard for fiscal year 2003. The adoption of SFAS No. 146 did not have a material impact on the Company’s consolidated financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material effect on the Company’s consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the interim financial reporting for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated financial position or results of operations.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” (“FIN 46”). Fin 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company believes the application of the requirements of FIN 46 will not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company believes the application of the requirements of SFAS No. 149 will not have a material effect on the Company’s consolidated financial position or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. Common stock of the Company owned by individual veterinarians will be classified as a liability under this pronouncement. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management believes the financial instruments entered into after May 31, 2003 are immaterial and will adopt SFAS No. 150 in the first quarter of the fiscal year ending July 31, 2004.

The Company believes that the adoption of SFAS No. 150 will not have a material financial impact on the Company’s consolidated results of operations. However, the adoption of SFAS No. 150 will have a material impact on the Company’s consolidated presentation of financial position. The Company has not assembled the data necessary to determine the amount of stockholders’ equity that will be reclassified to long-term debt at October 31, 2003 (the first reporting period of fiscal year ended July 31, 2004). The implementation of this pronouncement will decrease the amount of stockholders’ equity, increase long-term debt, and decrease the number of shares used to compute earnings per share. The Company anticipates that certain borrowing covenants with its primary lender will be negatively affected. Discussions with the Company’s primary lender have been initiated to determine if any changes will be necessary in the lender’s loan documents. At this time there can be no assurance that the lender would consent to such changes.

Reclassifications - Certain prior year amounts have been reclassified to conform to the July 31, 2003 presentation. Such reclassifications had no impact on results of operation or shareholders’ equity.

NOTE 3 – REBATES:

At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offsets accounts receivable for overcharges on sales in excess of an agreed-to profit margin as follows:

	2003	2002
Accounts receivable, net of allowance	$33,132	$26,712
Less – rebates	6,281	7,020

Accounts receivable, net	$26,851	$19,692

Net sales and other revenue reported on the Consolidated Statements of Income were reduced by rebates as follows:

	2003	2002	2001
Gross sales and other revenues	$305,200	$246,942	$202,391
Less – rebates	6,281	7,020	4,868

Net sales and other revenue	$298,919	$239,922	$197,523

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 4 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consist of the following:

	2003	2002
Land	$1,762	$954
Buildings	5,018	4,715
Leasehold improvements	188	167
Equipment	6,157	4,920

	13,125	10,756
Less – accumulated depreciation	2,827	2,037

	$10,298	$8,719

NOTE 5 – INVESTMENT IN UNCONSOLIDATED AFFILIATES:

The Company purchased a 20% interest in SERVCO in June 2000 for $1,500. American Animal Hospital Association (AAHA) owns the remaining 80%. The Company determined that it has significant influence over SERVCO and accordingly should account for its 20% ownership interest using the “equity method” of accounting for investments. The excess of purchase price over underlying equity (which represents goodwill) is being tested for impairment in accordance with applicable accounting standards. The amount of unamortized goodwill tested for impairment was $1,350 at July 31, 2003 and 2002. No current impairment exists and none has been recognized. The Company holds a 5% interest in Agri-Laboratories, Ltd., which is carried at cost. The amounts presented on the balance sheet consisted of:

	2003	2002
Investment in SERVCO (equity method)	$1,439	$1,347
Investment in Agri-Laboratories, Ltd. (cost method)	144	144

	$1,583	$1,491

NOTE 6 – COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1.00. Issued and outstanding shares amounted to 1,845 at July 31, 2003 and 1,544 at July 31, 2002. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a return of their purchase price. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 7 – INCOME TAXES:

Significant components of income tax expense are as follows:

	2003	2002	2001
Current
Federal	$1,855	$498	$198
State	127	38	9

	1,982	536	207

Deferred
Federal	(195)	96	96
State	(13)	7	4

	(208)	103	100

Total	$1,774	$639	$307

A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 34% of income before income taxes to the actual provision for income taxes is as follows:

	2003	2002	2001
Expected tax at U.S. statutory rate	$1,696	$594	$236
State taxes, net of federal effect	83	25	6
Other, net	(5)	20	65

	$1,774	$639	$307

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At July 31, the deferred tax asset and liability consisted of the following:

	2003	2002
Current deferred tax asset (liability):
Uniform capitalization	$264	$146

Noncurrent deferred tax asset (liability):
Excess of tax over book depreciation	(378)	(343)
Amortization	46	0
Deferred compensation	79	0

Total noncurrent net deferred tax liability	(253)	(343)

Deferred tax asset (liability), net	$11	$(197)

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 8 – LONG-TERM DEBT:

At July 31, long-term debt is summarized as follows:

	2003	2002
Note payable, maturing in 2005, secured by certain assets, 9.10% interest	$937	$1,030
Note payable, maturing in 2005, secured by certain assets, 8.66% interest	487	778
Note payable, maturing in 2008, secured by certain assets, 5.77% interest	3,955	—
Note payable, maturing in 2009, secured by certain assets, 7.42% interest	3,658	3,764
Capital lease obligation, expiring in 2006, secured by computer equipment, 4.58% interest	298	—

	9,335	5,572
Less – current portion	1,363	496

	$7,972	$5,076

The aggregate schedule of maturities of long-term debt obligations for the five years subsequent to July 31, 2003 are as follows:

2004	$1,363
2005	2,000
2006	1,007
2007	994
2008	994
Thereafter	2,977

$9,335

At July 31, 2003, the Company had in place a revolving line of credit that provides for borrowings up to $17,500. This agreement is scheduled to expire in December 2003. The short-term borrowing amounts outstanding under this credit facility were $9,765 and $6,897 at July 31, 2003 and 2002, respectively. Interest is payable at 2.70% over the London InterBank Offered Rate (LIBOR). The weighted average interest rates of borrowings outstanding under the revolving credit agreement were 4.12%, 5.00%, and 8.35% for the years ended July 31, 2003, 2002 and 2001, respectively. The line of credit is secured by substantially all of the Company’s assets.

Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. The Company was in compliance with all covenants under the borrowing agreements at July 31, 2003 and 2002.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 9 – RELATED PARTY TRANSACTIONS:

In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

	2003	2002
Affiliate (SERVCO)	$3,864	$2,683
Board of Directors	263	189
Officer and employees	6	3

	$4,133	$2,875

Net sales on the Consolidated Statements of Income include sales to related parties as follows:

	2003	2002	2001
Affiliate (SERVCO)	$24,289	$14,433	$8,761
Board of Directors	2,959	3,292	2,857
Officer and employees	77	57	103

	$27,325	$17,782	$11,721

Accounts payable to related parties, shown on the balance sheet, consist of $1,022 and $1,680 due to Agri-Laboratories as of July 31, 2003 and 2002, respectively. Purchases from Agri-Laboratories were $14,908, $14,890 and $10,518 for 2003, 2002 and 2001, respectively

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN:

The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company’s policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $439, $490 and $341 for 2003, 2002 and 2001, respectively.

The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company’s policy to match a maximum allowable 100% employee contribution with a 3% contribution. The total provision to the plan was $177, $94 and $142 for 2003, 2002 and 2001, respectively

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (“SERP”). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the year ended July 31, 2003, benefits accrued and expensed were $232. The vested benefit obligation and accumulated benefit obligation were $1,248 and $1,566, respectively, at July 31, 2003. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $220 at July 31, 2003.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

The following set forth the change in benefit obligations, change in plan assets, funded status and amounts recognized in the balance sheet as of July 31, 2003 for the Company’s SERP:

Change in Benefit Obligation:
Projected benefit obligation - January 1, 2003	$1,837
Service cost	80
Interest cost	72
Actuarial loss	105
Benefit Payments	0

Projected benefit obligation - July 31, 2003	$2,094

Fair Value of Plan Assets - July 31, 2003	$0

Funded Status:
Funded status	$(2,094)
Unrecognized actuarial loss	105
Unrecognized prior service cost	1,757

Net amount recognized	$(232)

Balance Sheet Amounts:
Accrued retirement benefits	$(1,566)
Intangible retirement asset	1,334

Net amount recognized	$(232)

Net periodic benefit costs for the Company’s SERP for the year ended July 31, 2003 included the following components:

Service cost	$80
Interest cost	72
Amortization of unrecognized prior service costs	80

Net periodic cost	$232

The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 6.25% and 4.00%, respectively, at July 31, 2003.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES:

Operating and Capital Leases – The Company has operating and capital leases covering certain property, equipment, and computer hardware and software expiring at various dates through 2008. Capitalized lease property consists of computer equipment having a net carrying cost of $309 at July 31, 2003. Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 2003 are as follows:

	Operating	Capital
2004	$804	$123
2005	721	122
2006	565	72
2007	500	0
2008	4	0

Total minimum payments	$2,594	317

Less - interest on capital leases		19

Present value of net minimum lease payments (incl. in Note 8)		$298

Lease expense was $784, $477 and $399 for the years ended July 31, 2003, 2002 and 2001, respectively.

Stock Redemption – The Company is required by its Articles of Incorporation to repurchase stock within 90 days of receiving written notice from the shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5.3 million as of July 31, 2003.

Other - The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits where the Company is a defendant. Management believes that the ultimate obligations if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.

NOTE 12 – GOODWILL IMPAIRMENT:

On August 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 12 – GOODWILL IMPAIRMENT (continued):

Under the provisions of SFAS No. 142, the Company was required to perform transitional goodwill impairment tests as of August 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of its one reporting unit by assigning the assets, liabilities, existing goodwill and intangible assets to the reporting unit as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step was completed and indicated a 100% impairment of the goodwill associated with the assets acquired by the Wholesale Distribution segment in connection with it’s acquisition of Am-V-Co. This resulted in a charge to earnings of $151 during the first quarter of fiscal 2003. The changes in the carrying amount of goodwill and other intangible assets for the year ended July 31, 2003, are as follows:

	Wholesale Distribution	Logistics Services	Direct Customer Services	Total
Balance as of August 1, 2002	$168	$0	$0	$168
Goodwill acquired during the year	0	0	0	0
Impairment loss	(151)	0	0	(151)
Amortization of other intangible assets	(2)	0	0	(2)

Balance as of July 31, 2003	$15	$0	$0	$15

NOTE 13 – SEGMENT INFORMATION:

The Company has changed its reporting segments to reflect how the company now manages its operations. The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products. The Logistic Services segment serves its customers by consolidating, packaging and delivering animal health products closer to the final destination, resulting in reduced freight costs and improved delivery performance. The Direct Customer Services segment is as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in Note 2 to these consolidated financial statements. The Company evaluates performance based on profit or loss from operations before income taxes.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 13 – SEGMENT INFORMATION (continued):

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Previously, the Company disclosed one reportable segment.

The following table summarizes the Company’s operations by business segment:

	Wholesale Distribution	Logistics Services	Direct Customer Services	Eliminations	Consolidated Total
For the year ended July 31, 2003
Net sales and other revenue	$297,007	$2,076	$24,223	$(24,387)	$298,919
Cost of sales	269,582	1,955	20,842	(24,371)	268,008
Operating, general and administrative expenses	22,245	1	3,488	—	25,734
Operating income	5,180	120	(108)	(15)	5,177
Income before taxes	4,988	120	(105)	(15)	4,988

For the year ended July 31, 2002
Net sales and other revenue	239,778	2,578	954	(3,388)	239,922
Cost of sales	219,841	2,542	882	(3,414)	219,851
Operating, general and administrative expenses	17,794	1	133	—	17,928
Operating income	2,143	35	(61)	26	2,143
Income before taxes	1,748	35	(61)	26	1,748

For the year ended July 31, 2001
Net sales and other revenue	197,523	—	—	—	197,523
Cost of sales	181,660	—	—	—	181,660
Operating, general and administrative expenses	14,543	—	—	—	14,543
Operating income	1,320	—	—	—	1,320
Income before taxes	694	—	—	—	694

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2003, 2002 and 2001 (Restated)

(in thousands, except per share data)

NOTE 14 – RESTATEMENT OF FINANCIAL STATEMENTS:

Subsequent to the issuance of the Company’s 2001 consolidated financial statements and the filing of its 2001 Annual Report on Form 10-K with the SEC, the Company’s management determined that the accounting related to the equity method investment in SERVCO would require restatement of the financial statements. The Company’s restatement reflects the change of accounting for the investment in SERVCO from the cost method to the equity method. The effect of the restatement on net income is shown in the table below:

2001
Net income as previously reported	$508
Impact of restatement for:
Equity in loss of affiliate	(121)

Net income as restated	$387

The principal effect of these items on the accompanying financial statements is set forth below:

	Consolidated Statements of Income
	Previously Reported	As Restated
Equity in loss of affiliate	$—	$(121)
Income before taxes	816	694
Net income	508	387
Net income per share	$351.55	$267.58

NOTE 15 – SELECTED QUARTERLY FINANCIAL DATA:

The following presents certain unaudited quarterly financial data and certain audited year-end financial data:

	Quarters ended				Year ended
	October 31, 2001	January 31, 2002	April 30, 2002	July 31, 2002	July 31, 2002
	(restated)	(restated)
Revenues	$59,153	$55,483	$63,131	$62,155	$239,922
Gross profit	4,336	4,308	6,425	5,002	20,071
Operating income	738	418	1,643	(656)	2,143
Net income	342	110	1,111	(454)	1,109
Net income per share	$222.40	$70.43	$717.93	$(293.83)	$717.14
Shares outstanding	1,536	1,557	1,548	1,544	1,546

	Quarters ended				Year ended
	October 31, 2002	January 31, 2003	April 30, 2003	July 31, 2003	July 31, 2003
Revenues	$75,236	$68,025	$74,624	$81,034	$298,919
Gross profit	6,723	8,107	8,887	7,194	30,911
Operating income	301	1,730	2,601	545	5,177
Net income	114	964	1,723	413	3,214
Net income per share	$69.66	$560.45	$980.33	$227.66	$1,854.47
Shares outstanding	1,641	1,721	1,757	1,812	1,733

(a) (3) Exhibits

Regulation S-K Exhibit Number	Document

3.1	Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

3.2	Bylaws of Professional Veterinary Products, Ltd. (1)

4.1	Certificate of Professional Veterinary Products, Ltd. (1)

4.2	Article V of the Articles of Incorporation of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)

4.3	Article II of the Bylaws of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)

5.1	Form of Opinion of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim LLP (6)

10.1	Warranty Deed for real estate at 10100 J Street, Omaha, Nebraska from Professional Veterinary Products, Ltd. to Duane E. and Barbara G. Miller (1)

10.2	Warranty Deed for real estate at 10077 South 134th Street, Omaha, Nebraska from Hilltop Industrial Park to Professional Veterinary Products, Ltd. (1).

10.3	Lease of building located at 10100 J Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Duane E. and Barbara G. Miller (1).

10.4	Construction Agreement for building at 10077 South 134th Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Mudra Construction, Ltd. (1).

10.5	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Bayer Corporation (1).*

10.6	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Merial LLC (1).*

10.7	Select Distributors Marketing Agreement between Professional Veterinary Products, Ltd. and the Animal Health Group of Pfizer, Inc. (1).*

10.8	Supply and Distribution Agreement between Professional Veterinary Products, Ltd. and Schering-Plough Animal Health Corporation (1).*

10.9	Distributor Agreement between Professional Veterinary Products, Ltd. and The Upjohn Company (1).*

10.10	Distribution Agreement between Professional Veterinary Products, Ltd. and Fort Dodge Animal Health (1).

10.11	Purchase and Sale Agreement between Professional Veterinary Products, Ltd., AAHA Services Corporation and American Animal Hospital Association (3)

10.12	Lease of building located in York, Pennsylvania between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (8)

10.13	Amended and Restated Loan Agreement dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(9)

10.14	Revolving Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(9)

10.15	Term Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(9)

10.16	Security Agreement (PA Equipment) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A.(9)

10.17	Security Agreement (Blanket) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (9)

10.18	Security Agreement dated May 12, 2003 between ProConn, LLC and U.S. Bank, N.A.(9)

10.19	Security Agreement dated May 12, 2003 between Exact Logistics and U.S. Bank, N.A.(9)

10.20	Assignment of Lease and Rents dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (9)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (9)

10.22	Supplemental Executive Retirement Plan(9)

11.1	Statement re Computation of Per Share Earnings (10)

II-1

12.1	Computation of Ratio of Earnings to Fixed Charges (10)

15.1	Letter re Unaudited Interim Financial Information (1)

16	Letter dated March 20, 2002 from Marvin E. Jewell & Co., P.C. to the Securities and Exchange Commission (5)

21	Subsidiaries (4)

23.1	Consent of Quick & McFarlin, P.C. (10)

23.2	Form of consent of Baird, Holm, McEachen, Pedersen, Hamann & Strasheim (1)

24.1	Power of Attorney executed by Buddy D. Ray (10)

24.2	Power of Attorney executed by Chester L. Rawson (10)

24.3	Power of Attorney executed by Amy Lynne Hinton (10)

24.4	Power of Attorney executed by Steven E. Wright (10)

24.5	Power of Attorney executed by Michael B. Davis (10)

24.6	Power of Attorney executed by G.W. Buckaloo, Jr. (10)

24.7	Power of Attorney executed by Tom Latta (10)

24.8	Power of Attorney executed by William Swartz (10)

31	Certifications required by Rule 13a-15(e) and 15d-15(e) (10)

32	Section 1350 Certifications (10)

99.1	No Action letter issued by Securities and Exchange Commission on July 12, 1996 (1).

99.2	Form 8-K filed March 26, 2002 (7)

99.3	Schedule of Allowances (10)

(1)	Previously filed as exhibits to the Form S-1 Registration Statement filed on September 7, 1999.
(2)	Previously filed as exhibits to the Pre-Effective Amendment No. 1 to the Form S-1 Registration Statement filed on October 19, 1999.
(3)	Previously filed as exhibits to the Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.
(4)	Previously filed as exhibits to the Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001.
(5)	Previously filed as exhibits to the Pre-Effective Amendment No. 2 to the Form S-1 Registration Statement No. 333-72962 filed on June 5, 2002.
(6)	Previously filed as exhibits to the Pre-Effective Amendment No. 6 to the Form S-1 Registration Statement No. 333-72962 filed on September 9, 2002
(7)	Incorporated by reference to the Form 8-K filed March 26, 2002.
(8)	Incorporated by reference to the Form 10-K for the fiscal year ended July 31, 2002 filed October 29, 2002.
(9)	Previously filed as exhibits to the Post-Effective Amendment No. 1 to the Form S-1 Registration State No. 333-72962 filed on August 29, 2003.
(10)	Filed herewith.
(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

(b)	Reports of Form 8-K

No reports on Form 8-K were filed during the fourth quarter.

II-2

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 29, 2003

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Lionel L. Reilly

Dr. Lionel L. Reilly

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity
/s/ Lionel L. Reilly	President
Dr. Lionel L. Reilly

/s/ Neal B. Soderquist	Chief Financial Officer
Neal B. Soderquist

*	Director
Dr. Buddy D. Ray

*	Director
Dr. G.W. Buckaloo, Jr.

*	Director
Dr. Tom Latta

*	Director
Dr. Steven E. Wright

*	Director
Dr. Michael B. Davis

*	Director
Dr. Amy Lynne Hinton

*	Director
Dr. Chester L. Rawson

*	Director
Dr. William Swartz

*By:	/s/ Lionel L. Reilly

Dr. Lionel L. Reilly
As: Attorney-in-fact

II-3