Form 10-Q
period 2003-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2003-12-15
CIK 947425

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the quarterly period ended October 31, 2003; or

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

         Yes      |X|      No       |_|


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         CLASS                           OUTSTANDING AT NOVEMBER 30, 2003
         -----                           --------------------------------
         Common Stock, $1.00 par value                 1,863

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                         INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED OCTOBER 31, 2003

PART I:  FINANCIAL INFORMATION                                                  PAGE

         ITEM 1.   FINANCIAL STATEMENTS

                   Independent Accountant's Report                                1

                   Consolidated Balance Sheets as of October 31, 2003
                   and July 31, 2003                                              2

                   Consolidated Statements of Income for the three months
                   ended October 31, 2003 and 2002                                3

                   Consolidated Statements of Cash Flow for the three months
                   ended October 31, 2003 and 2002                                4

                   Notes to Financial Statements                                  5

         ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATION                   9

         ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                   ABOUT MARKET RISK                                             18

         ITEM 4:   DISCLOSURE CONTROLS AND PROCEDURES                            19

PART II: OTHER INFORMATION

         ITEM 1.   LEGAL PROCEEDINGS                                             20

         ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                     20

         ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                               20

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS                                                       20

         ITEM 5.   OTHER INFORMATION                                             20

         ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              21


         SIGNATURES                                                              21


ITEM 1:           FINANCIAL STATEMENTS


To the Board of Directors and Stockholders
Professional Veterinary Products, Ltd.
Omaha, NE


                         INDEPENDENT ACCOUNTANT'S REPORT


         We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of October 31, 2003, and the related statements of consolidated income for the three month periods ended October 31, 2003 and 2002 and the consolidated statements of cash flows for the three month periods ended October 31, 2003 and 2002. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

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

         The July 31, 2003 balance sheet included in these financial statements was audited by us. Our audit report dated October 15, 2003 expressed an unqualified opinion on that balance sheet.


/s/ Quick & McFarlin, P.C.

Quick & McFarlin, P.C.
Omaha, Nebraska
December 8, 2003

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
              AS OF OCTOBER 31, 2003 (UNAUDITED) AND JULY 31, 2003
                        (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                                        OCTOBER 31,            JULY 31,
                                                                                           2003                 2003
                                                                                     ------------------   ------------------
                                             ASSETS
 CURRENT ASSETS:
     Cash                                                                            $           1,916    $           4,346
     Accounts receivable, trade - net of allowance for doubtful
       accounts $813 and $760, respectively                                                     32,417               22,718
     Accounts receivable, related parties                                                        3,645                4,133
     Inventory                                                                                  43,761               38,817
     Deferred tax asset                                                                            311                  264
     Other current assets                                                                          378                  489
                                                                                     ------------------   ------------------
          Total current assets                                                                  82,428               70,767
                                                                                     ------------------   ------------------
 NET PROPERTY AND EQUIPMENT                                                                     10,038               10,298
                                                                                     ------------------   ------------------

 OTHER ASSETS:
     Intangible assets - net of accumulated amortization $11 and $10, respectively                  14                   15
     Intangible retirement asset                                                                 1,230                1,334
     Investment in unconsolidated affiliates                                                     1,583                1,583
     Cash value life insurance                                                                     507                  295
     Other assets                                                                                  197                   31
                                                                                     ------------------   ------------------
          Total other assets                                                                     3,531                3,258
                                                                                     ------------------   ------------------
 TOTAL ASSETS                                                                        $          95,997    $          84,323
                                                                                     ==================   ==================

                          LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
     Notes payable, bank                                                             $           6,447    $           9,765
     Current portion of long-term debt and capital lease obligation                              1,386                1,363
     Accounts payable, trade                                                                    60,428               46,154
     Accounts payable, related parties                                                           2,307                1,022
     Other current liabilities                                                                   3,898                4,897
                                                                                     ------------------   ------------------
          Total current liabilities                                                             74,466               63,201
                                                                                     ------------------   ------------------

 LONG-TERM LIABILITIES:
     Long-term debt and capital lease obligation, less current portion                           7,620                7,972
     Accrued retirement benefits, less current portion                                           1,230                1,334
     Deferred  tax liability                                                                       255                  253
     Shares subject to mandatory redemption, $1 par value; issued and
       outstanding 678 shares and 0 shares, respectively                                         1,981                    -
                                                                                     ------------------   ------------------
          Total long-term liabilities                                                           11,086                9,559
                                                                                     ------------------   ------------------
 TOTAL LIABILITIES                                                                              85,552               72,760
                                                                                     ------------------   ------------------

 STOCKHOLDERS' EQUITY:
     Common stock, $1 par value; authorized 30,000 shares; issued and
       outstanding 1,179 shares and 1,845 shares, respectively                                       1                    2
     Paid-in capital                                                                             3,448                5,344
     Retained earnings                                                                           6,996                6,217
                                                                                     ------------------   ------------------
          Total stockholders' equity                                                            10,445               11,563
                                                                                     ------------------   ------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $          95,997    $          84,323
                                                                                     ==================   ==================

         See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
               THREE MONTH PERIODS ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                                          THREE MONTHS ENDED
                                                                  OCTOBER 31,         OCTOBER 31,
                                                                      2003                2002
                                                                 ----------------    ----------------
 NET SALES AND OTHER REVENUE
      (including net revenue from related parties of
      $8,284 and $5,620, respectively)                           $        88,442     $        75,236

 COST OF SALES
      (including purchases from related parties of
      $5,177 and $4,118, respectively)                                    79,818              68,513
                                                                 ----------------    ----------------

 Gross profit                                                              8,624               6,723

 OPERATING, GENERAL, AND
      ADMINISTRATIVE EXPENSES                                              7,314               6,422
                                                                 ----------------    ----------------

 Operating income                                                          1,310                 301
                                                                 ----------------    ----------------

 OTHER INCOME (EXPENSE)
      Interest income                                                        143                 128
      Interest expense                                                      (205)               (240)
                                                                 ----------------    ----------------

         Other expense - net                                                 (62)               (112)
                                                                 ----------------    ----------------

 Income before taxes                                                       1,248                 189

 Income tax expense                                                          470                  75
                                                                 ----------------    ----------------

 Net income                                                      $           778     $           114
                                                                 ================    ================

 Net earnings per share of
      common stock                                               $        662.00     $         69.66
                                                                 ================    ================

 Weighted average common
      shares outstanding                                                   1,176               1,641
                                                                 ================    ================

         See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               THREE MONTH PERIODS ENDED OCTOBER 31, 2003 AND 2002
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     OCTOBER 31,        OCTOBER 31,
                                                                                        2003                2002
                                                                                   ----------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                      $           778     $          114
                                                                                   ----------------    ---------------
   Adjustments to reconcile net income to net cash from operating activities:
       Depreciation and amortization                                                           264                357
         (Increase) decrease in:
           Receivables                                                                      (9,211)           (11,440)
           Inventories                                                                      (4,944)            (8,667)
           Deferred tax asset                                                                  (47)                 -
           Other current assets                                                                111                 (3)
           Cash value life insurance                                                          (212)                 -
         Increase (decrease) in:
           Accounts payable                                                                 15,559              6,257
           Other current liabilities                                                          (999)              (460)
           Deferred tax liability                                                                2                  3
                                                                                   ----------------    ---------------
             Total adjustments                                                                 523            (13,953)
                                                                                   ----------------    ---------------

             Net cash provided (consumed) by operating activities                            1,301            (13,839)
                                                                                   ----------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                           (2)              (946)
   Deposits on property and equipment                                                         (166)              (119)
                                                                                   ----------------    ---------------

             Net cash consumed by investing activities                                        (168)            (1,065)
                                                                                   ----------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net short-term borrowing (repayment)                                                     (3,318)             8,124
   Bank overdraft                                                                                -              5,245
   Payments of long-term debt                                                                 (301)              (117)
   Payments of capital lease obligation                                                        (28)                 -
   Net payments for redemptions of shares subject to mandatory redemption                      (11)                 -
   Net proceeds from issuance of common stock                                                   95                421
                                                                                   ----------------    ---------------

             Net cash provided (consumed) by financing activities                           (3,563)            13,673
                                                                                   ----------------    ---------------

Net decrease in cash                                                                        (2,430)            (1,231)
Cash at beginning of period                                                                  4,346              1,324
                                                                                   ----------------    ---------------
Cash at end of period                                                              $         1,916     $           93
                                                                                   ================    ===============

Supplemental disclosure of cash flow information:
   Interest paid                                                                   $           224     $          217
                                                                                   ================    ===============
   Income taxes paid                                                               $         1,462     $          341
                                                                                   ================    ===============

         See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)




NOTE 1 - BASIS OF PRESENTATION:

       The accompanying condensed, consolidated financial statements of Professional Veterinary Products, Ltd., and its wholly-owned subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, these condensed, consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

       These condensed, consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2003 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 2 to the Consolidated Financial Statements included on Form 10-K referred to above.

       The results of operations and cash flows for the three months ended October 31, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2004 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2 - ACCOUNTING CHANGES:

       In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 in the first quarter of the fiscal year ending July 31, 2004. The Company's shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder. They are required to be presented as liabilities under the provision of SFAS No. 150 within the long-term liability section on the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company's consolidated presentation of financial position. Shares issued to single member limited liability companies

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


NOTE 2 - ACCOUNTING CHANGES (CONTINUED):

and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. Single member limited liability companies and sole proprietorships comprised 678 shares at October 31, 2003. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $1,981 (see Note 5).

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS:

       In January 2003, FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities," (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At its October 8, 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the beginning of the first year restated. We intend to adopt FIN 46 as of our second fiscal quarter ended January 31, 2004, and we do not expect the adoption of FIN 46 to impact our financial position, cash flows, or results of operation.

      In April 2003, the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS 149 beginning in the first quarter of fiscal 2004 and it did not have a material impact on our financial position, cash flows or results of operations.

NOTE 4 - EARNINGS PER SHARE:

       SFAS No. 128, "Earnings per Share" promulgates accounting standards for the computation and manner of presentation of the Company's earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,176 and 1,641 at October 31, 2003 and 2002, respectively.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 5 - COMMON STOCK:

         The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 1,857 at October 31, 2003 and 1,544 at July 31, 2003. Holders of common stock are entitled to: a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. Shares held by single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. The amount to be paid upon death of these holders as of October 31, 2003 was $1,981. An analysis of common stock and shares subject to mandatory redemption for the three months ended October 31, 2003 is as follows:


                                                                         Shares Subject to
                                             Common Stock               Mandatory Redemption
                                                (Equity)              (Long-term Liabilities)          Total
                                          --------------------------------------------------------------------
Number of Shares - July 31, 2003                        1,845                           -               1,845
Recognition of liability per FASB 150                    (674)                        674                   -
Issuance of common stock                                   17                           8                  25
Redemption of common stock                                 (9)                         (4)                (13)
                                                   -----------             ---------------         -----------
Number of Shares - July 31, 2003                        1,179                         678               1,857
                                                   ===========             ===============         ===========

                                                                         Shares Subject to
                                                                        Mandatory Redemption
                                             APIC (Equity)              (Long-term Liabilities)          Total
                                          --------------------------------------------------------------------
Additional paid-in capital-July 31, 2003           $    5,344              $            -          $    5,344
Recognition of liability FASB 150                      (1,991)                      1,991                   -
Issuance of common stock                                   51                          24                  75
Redemption of common stock                                (27)                        (12)                (39)
Change in amounts receivable                               71                         (22)                 49
                                                   -----------             ---------------         -----------
Additional paid-in capital- October 31, 2003       $    3,448              $        1,981          $    5,429
                                                   ===========             ===============         ===========


NOTE 6 - SEGMENT INFORMATION:

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
              NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                OCTOBER 31, 2003
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

NOTE 6 - SEGMENT INFORMATION (CONTINUED):

       The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company's consolidated financial statements and footnotes thereto included in the Annual Report on form 10-K for the year ended July 31, 2003, filed with the SEC. The Company evaluates performance based on profit or loss from operations before income taxes.

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

       The following table summarizes the Company's operations by business segment:

                                                                               Direct
                                             Wholesale        Logistics       Customer                          Consolidated
                                           Distribution       Services        Services       Eliminations          Total
                                          ---------------  --------------- --------------- ----------------- ------------------
Three months ended October 31, 2003
    Net sales and other revenue           $     88,515      $     114        $   10,239     $   (10,426)       $      88,442
    Cost of sales                               81,069            112             8,990         (10,353)              79,818
    Operating, general and
     administrative expenses                     6,127              -             1,187               -                7,314
    Operating income                             1,319              2                63             (74)               1,310
    Income before taxes                          1,248              2                72             (74)               1,248

Three months ended October 31, 2002
    Net sales and other revenue                 74,673          1,113             6,177          (6,727)              75,236
    Cost of sales                               68,757          1,080             5,295          (6,619)              68,513
    Operating, general and
     administrative expenses                     5,615              -               807               -                6,422
    Operating income                               301             33                74            (107)                 301
    Income before taxes                            189             33                74            (107)                 189




NOTE 7 - RECLASSIFICATIONS:

       Certain reclassifications have been made to the prior year condensed, consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operation or shareholders' equity.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

         The Company and its representatives may from time to time make written or oral forward-looking statements, including statements made in this report, that represent the Company's expectations or beliefs concerning future events, including statements regarding future sales, future profits and other results of operations, the continuation of historical trends, the sufficiency of cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and the effects of any regulatory changes. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions you that any forward-looking statements made by The Company in this report, in other reports filed by the Company with the Securities and Exchange Commission or in other announcements by the Company are qualified by certain risks and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Such risks and factors include, but are not limited to, the risk factors set forth in the section below entitled "Business Trends and Risk Factors That May Affect Future Performance".

RESULTS OF OPERATIONS

         The following discussion is based on the historical results of operations for the three month periods ended October 31, 2003 and October 31, 2002

SUMMARY CONSOLIDATED RESULTS OF OPERATIONS TABLE

         ------------------------------------ ---------------------------------------------------------------
                                                              THREE MONTHS ENDED OCTOBER 31,
                                                                      (IN THOUSANDS)
         ------------------------------------ ---------------------------------------------------------------
                                                         2003                            2002
                                                         ----                            ----
              Net sales and other revenue         $     88,442                $         75,236
              Cost of sales                             79,818                          68,513
              Gross profit                               8,624                           6,723
              Operating, general and
              administrative expenses                    7,314                           6,422
              Operating income                           1,310                             301
              Interest expense, net                        (62)                           (112)
              Other income (expense)                         -                               -
              Income before taxes                        1,248                             189
              Income tax expense                           470                              75
              Net income                                   778                             114
         ------------------------------------ ---------------------------- ----------------------------------

THREE MONTHS ENDED OCTOBER 31, 2003 AS COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2002

         Net sales and other revenue increased $13.2 million to $88.4 million compared to $75.2 million for the same period the previous year. The 18% growth was principally attributable to increased sales to existing customers of $2.7 million and to new customers of $10.5 million.

         Gross profit increased $1.9 million to $8.6 million compared to $6.7 million for the same period the previous year. This increase is primarily attributable to the increase in net sales and other revenue. Gross profit as a percentage of net sales and other revenue was 9.8% compared to 8.9% for the same period the previous year.

         Operating, general and administrative expenses increased $892 thousand to $7.3 million compared to $6.4 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue was 8.3% compared to 8.5% for the same period the previous year.

         Operating income increased $1 million to $1.3 million compared to $301 thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $1.9 million which was partially offset by the increase in operating, general and administrative expenses of $892 thousand. The Company's other income (expense) decreased to $62 thousand
(expense) from the $112 thousand (expense) for the same period the previous year. Interest expense decreased from $240 thousand to $205 thousand. The decrease is principally related to a lower average balance on the revolving line of credit.

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

         The Company's reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Previously, the Company disclosed one reportable segment. The following table summarizes the Company's operations by business segment:

------------------------------------------------- --------------------------------------------------------------------
                                                                     THREE MONTHS ENDED OCTOBER 31
                                                                            (IN THOUSANDS)
                                                  --------------------------------------------------------------------
                                                                 2003                              2002
                                                                 ----                              ----
NET SALES
    Wholesale Distribution                               $      88,515                       $     74,673
    Logistics Services                                             114                              1,113
    Direct Customer Services                                    10,239                              6,177
    Eliminations                                               (10,426)                            (6,727)
                                                         -------------                       ------------
CONSOLIDATED TOTAL                                              88,442                             75,236

COST OF SALES
    Wholesale Distribution                                      81,069                            68,757
    Logistics Services                                              112                             1,080
    Direct Customer Services                                     8,990                              5,295
    Eliminations                                               (10,353)                           (6,619)
                                                         -------------                       ------------
CONSOLIDATED TOTAL                                              79,818                            68,513

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
    Wholesale Distribution                                       6,127                             5,615
    Logistics Services                                               0                                 0
    Direct Customer Services                                     1,187                               807
    Eliminations                                                     0                                 0
                                                         -------------                       ------------
CONSOLIDATED TOTAL                                              7,314                              6,422
------------------------------------------------- ----------------------------------- --------------------------------

Wholesale Distribution

         Net sales and other revenue for the three-month period ending October 31, 2003 increased by 18.5% or $13.8 million. Net sales and other revenue for the three month period ending October 31, 2003 totaled $88.5 million compared to $74.7 million for the same three month period in the prior fiscal year.

         Gross profit increased by $1.5 million to $7.4 million compared to $5.9 million for the same three month period in fiscal 2002. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 8.4% for the three month period ending October 31, 2003 compared to 7.9% for the same three month period in fiscal 2002.

         Operating, general and administrative expenses increased by $512 thousand to $6.1 million for three-month period ending October 31, 2003 compared to $5.6 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending October 31, 2003 was 7.9% compared to 7.5% for the three month period ended October 31, 2002.

           Operating income increased by $1 million to $1.3 million for the three-month period ending October 31, 2003 compared to $301 thousand for the previous year. This increase is primarily attributable to the increase in gross profit.

Logistics Services

         Net sales and other revenue for the three-month period ending October 31, 2003 decreased by $1 million. Net sales and other revenue for the three-month period ending October 31, 2003 totaled $114 thousand compared to $1.1 million for the same period in the previous fiscal year.

         Gross profit decreased by $31 thousand to $2 thousand during the three-month period ending October 31, 2003 compared to $33 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 1.8% for the three-month period ending October 31, 2003 compared to 3.0% for the three month period ended October 31, 2002.

         Operating, general and administrative expenses did not change for the three-month period ending October 31, 2003 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending October 31, 2003 was less than 0.1% and was also less than 0.1% during the same three month period during fiscal 2002.

         Operating income decreased by $31 thousand to $2 thousand for the three-month period ending October 31, 2003 compared to $33 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

Direct Customer Services

         Net sales and other revenue for the three-month period ending October 31, 2003 increased by 65.8% or $4 million. Net sales and other revenue for the three-month period ending October 31, 2003 totaled $10.2 million compared to $6.2 million for the same period the previous year.

         Gross profit increased by $367 thousand to $1.2 million in the three-month period ending October 31, 2003 compared to $882 thousand for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 12.2% for the three-month period ending October 31, 2003 compared to 14.3% for the three month period ended October 31, 2002.

         Operating, general and administrative expenses increased by $380 thousand to $1.2 million for the three-month period ending October 31, 2003 compared to $807 thousand for the same period previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending October 31, 2003 was 11.6% compared to 13.1% for the three month period ended October 31, 2002.

         Operating income decreased by $11 thousand to $63 thousand for the three-month period ending October 31, 2003 compared to $74 thousand for the same period previous year.

SEASONALITY IN OPERATING RESULTS

         The Company's quarterly sales and operating results have varied significantly in the past and will likely continue to do so in the future. Historically, the Company's sales are seasonal with peak sales in the spring and fall. The cyclical nature is directly tied to the significant amount of business the Company does in the livestock sector. Product use cycles are directly related to certain medical procedures performed by veterinarians on livestock during the spring and fall.

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

         Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the three month period ended October 31, 2003, there were no additional material commitments for capital expenditures.

         In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company's Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company's subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and US. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company's then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614.11 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of October 31, 2003, the Company had $3,781,317 outstanding on the Term Promissory Note.

         Under the Amended and Restated Loan Agreement, U.S. Bank agreed to loan the Company up to $17,500,000 through a revolving line of credit which is evidenced by a Revolving Promissory Note dated May 12, 2003 for $17,500,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on an annual basis, but is renewable by its terms annually on December 1st of each year. The maximum amount which can be borrowed thereunder is $17,500,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate plus 2.70% (the LIBOR Rate). As of October 31, 2003, the variable interest rate at which the Revolving Promissory Note accrued interest was 3.82% and the Company had $6,446,681 outstanding thereunder.

         Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by US Bank on the Company's Omaha facility as well as a first security interest on all accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles. The Amended and Restated Loan Agreement imposes a number of conditions which must be met by the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank's disbursement of loan funds under the Revolving Promissory Note, including, without limitation providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.

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

         OPERATING ACTIVITIES. Net cash consumed by operating activities of $13.8 million for period ending October 31, 2002 was primarily attributable to an increase of $11.4 million in receivables and an increase of $8.7 million in inventories. These were partially offset by an increase of $6.3 million in accounts payable. Net cash provided by operating activities of $1.3 million for period ending October 31, 2003 was primarily attributable to an increase of $15.6 million in accounts payable. These were partially offset by an increase of $9.2 million in receivables and an increase of $4.9 million in inventories.

         INVESTING ACTIVITIES. Net cash consumed by investing activities of $1.1 million for period ending October 31, 2002 was primarily attributable to the purchase of 10 acres of land adjoining the current corporate headquarters in Omaha, Nebraska for $808 thousand plus investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $168 thousand for period ending October 31, 2003 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

         FINANCING ACTIVITIES. Net cash provided by financing activities of $13.7 million for period ending October 31, 2002 was primarily attributable to net loan proceeds of $8.1 million. Net cash consumed by financing activities of $3.6 million for period ending October 31, 2003 was primarily attributable to net loan payments of $3.3 million.

OFF-BALANCE SHEET ARRANGEMENTS

         At October 31, 2003, the Company did not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

         In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. See Note 2 to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2003 filed with the SEC.

CRITICAL ACCOUNTING POLICIES

         The Securities and Exchange Commission ("SEC" or the "Commission") recently issued disclosure guidance for "critical accounting policies". The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

         The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended July 31, 2003 filed with the SEC. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company's critical accounting policies impacted by judgments, assumptions and estimates.

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

REVENUE RECOGNITION

         The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is shipped and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, "Revenue Recognition." The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

INVENTORIES

         Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.

MAJOR CUSTOMER, MAJOR SUPPLIERS AND CREDIT CONCENTRATIONS

         Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 9.4% of the Company's receivables at October 31, 2003. One customer comprised a significant individual receivable consisting of 9.6% of the Company's receivables at October 31, 2002. One vendor comprised 30.4% of all purchases for the three month period ended October 31, 2003.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

         Annually, the Company subjects goodwill and other identifiable intangible assets with indefinite lives to an impairment test, in accordance with accounting procedures generally accepted in the United States. Other intangible assets continue to be amortized over their useful lives

         Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company's identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense is included in interest expense on the Consolidated Statements of Income.

NEW ACCOUNTING PRONOUNCEMENTS

       In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 in the first quarter of the fiscal year ending July 31, 2004. The Company's shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder. They are required to be presented as liabilities under the provision of SFAS No. 150 within the long-term liability section on the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company's consolidated presentation of financial position. Shares issued to single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. Single member limited liability companies and sole proprietorships comprised 678 shares at October 31, 2003. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $1,981,000 (see Note 5 to the Condensed, Consolidated Financial Statements).

RECENT ACCOUNTING PRONOUNCEMENTS

       In January 2003, FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities," (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At its October 8, 2003 meeting, the FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the beginning of the first year restated. We intend to adopt FIN 46 as of our second fiscal quarter ended January 31, 2004, and we do not expect the adoption of FIN 46 to impact our financial position, cash flows, or results of operation.

         In April 2003, the FASB issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends SFAS 133 "Accounting for Derivative Instruments and Hedging Activities", to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for contracts entered into or modified after June 30, 2003. We adopted SFAS 149 beginning in the first quarter of fiscal 2004 and it did not have a material impact on our financial position, cash flows or results of operations

BUSINESS TRENDS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also impair its business operations. If any of the following risks actually occur, the Company's business, financial condition or results of operations may suffer.

FLUCTUATION OF FUTURE RESULTS DUE TO FACTORS OUTSIDE OF MANAGEMENT'S CONTROL

         The Company's quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company's future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

         o        seasonality;

         o the impact of economic factors on the national veterinary practices;

         o        the timing and effectiveness of marketing programs;

         o        the timing of the introduction of new products and services;

         o        the timing and effectiveness of capital expenditures;

         o        competition.

The Company may be unable to reduce operating expenses quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue without a corresponding reduction to its expenses, operating results may suffer. The Company's operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company's future performance.

FAILURE TO MANAGE GROWTH COULD IMPAIR BUSINESS

         The Company's business has grown rapidly. The Company's revenues increased from $63.5 million in fiscal 1995 to $299 million in fiscal 2003. During that same period the Company has significantly expanded its operations in the United States. The number of employees increased by approximately 205 individuals during this period.

         It is difficult to manage this rapid growth, and future success depends on the Company's ability to implement and/or maintain:


         o        Sales and marketing programs

         o        Customer support programs

         o        Current product and service lines

         o        Technological support which equals or exceeds our competitors

         o        Recruitment and training of new personnel

         o        Operational and financial control systems

         The Company's ability to successfully offer products and services and implement its business plan in a rapidly evolving market requires an effective planning and management process. Management expects that the Company will need to continue to improve its financial and managerial controls, reporting systems and procedures and to expand the training of its work force.

         If the Company is not able to manage the rapid growth, there is a risk its customer service quality could deteriorate, which may in turn lead to decreased sales. This could impact shareholders in two ways - the ability to obtain products from the Company could be negatively affected and the Company's profits could decrease.

LOSS OF KEY PERSONNEL COULD HURT BUSINESS

         The Company's future success depends to a significant extent on the skills, experience and efforts of Company President and Chief Executive Officer, Dr. Lionel Reilly, and key members of his staff. The loss of any or all of these individuals could damage business. The Company has purchased two life insurance policies on the life of Dr. Reilly. Both policies are flexible premium adjustable life insurance policies for $500,000. The Company is the beneficiary of one of the policies and the Lionel Reilly Trust is the beneficiary of the other policy.

         In addition, the Company's products and services are specialized in nature. In general only highly qualified and trained individuals have the necessary skills to market our products and provide Company services. The Company faces intense competition for the hiring of these professionals. Any failure on the Company's part to hire, train and retain a sufficient number of qualified professionals would damage business. The Company does not generally enter into employment agreements requiring these employees to continue in employment for any period of time.

THE COMPANY RELIES ON STRATEGIC RELATIONSHIPS TO GENERATE REVENUE

         To be successful, the Company must establish and maintain strategic relationships with leaders in the manufacturing industry. This is critical to its success because management believes that these relationships will enable us to (1) extend the reach of the Company's distribution and services to the various participants in the veterinary industry; (2) obtain specialized expertise; and (3) generate revenue.

         Entering into strategic relationships is complicated because some of the Company's current and future manufacturers are potential strategic partners and these manufacturers may decide to compete with us in the future. In addition, the Company may not be able to establish relationships with key participants in the veterinary distribution industry if it has established relationships with competitors of these key participants. Consequently, it is important that the Company is perceived as independent of any particular customer or partner.

         Most of the Company's agreements with manufacturers run for one year. The Company may not be able to renew its existing agreements on favorable terms, or at all. If the Company loses the right to distribute products under such agreements, the Company may lose access to certain of its products and lose a competitive advantage. Potential competitors could sell products from manufacturers that it fails to continue with and erode the Company's market share.

PERFORMANCE OR SECURITY PROBLEMS WITH SYSTEMS COULD DAMAGE BUSINESS

         The Company's customer satisfaction and its business could be harmed if the Company or its suppliers experience any system delays, failures or loss of data. The Company currently process all of its customer transactions and data at its facilities in Omaha, Nebraska. Although the Company has safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure at either of its distribution facilities could interrupt data processing or result in the loss of stored data. Only some of the Company's systems are fully redundant and although the Company carries business interruption insurance, it may not be sufficient to compensate us for losses that may occur as a result of system failures.

THE COMPANY FACES SIGNIFICANT COMPETITION

         The market for veterinary distribution services is intensely competitive, rapidly evolving and subject to rapid technological change. Some of the Company's competitors have comparable product lines, technical experience and financial resources. These organizations may be better known and have more customers than us. The Company may be unable to compete successfully against these organizations.

         Many of the Company's competitors have distribution strategies that directly compete with us. The Company has many competitors including:

         o        Walco International, Inc.

         o        Lextron Animal Health, Inc.

         o        J. A. Webster, Inc. d/b/a Webster Veterinary Supply

         o        The Butler Company

         o        MWI Veterinary Supply Co.

         In addition, management expects that companies and others specializing in the veterinary products industry will offer competitive products. Some of the Company's large manufacturers/suppliers may also compete with us through direct marketing and sales of their products. Increased competition could result in:


         o        price reductions, decreased revenue and lower profit margins;

         o        loss of market share; and

         o        increased marketing expenditures.

These and other competitive factors could materially and adversely affect the Company's results of operations.

CHANGES IN THE VETERINARY DISTRIBUTION INDUSTRY COULD ADVERSELY AFFECT BUSINESS

         The veterinary distribution industry is subject to changing political, economic and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and the Company is subject to regulation, either directly or indirectly, by the US Department of Agriculture, the Food and Drug Administration (FDA) and the Drug Enforcement Administration (DEA). To the extent the political party in power changes, whether in the executive or legislative branch, the regulatory stance these agencies take could change. The Company's suppliers are subject to regulation by the Department of Agriculture, the FDA and the Environmental Protection Agency, and material changes to the applicable regulations could affect the suppliers ability to manufacture certain products which could adversely impact the Company's product supply. In addition, some of the Company's customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on the Company's customers' financial positions which could lead to decreased sales.

         These factors affect the Company's purchasing practices and operation of its business. Some of the Company's competitors are consolidating to create integrated delivery systems with greater market presence. These competitors may try to use their market power to negotiate price reductions with the manufacturers. If the Company were forced to reduce its prices, the Company's operating results would suffer. As the veterinary distribution industry consolidates, competition for customers will become more intense.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

         The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose 0.38 percentage points (a 10% change from the interest rate as of October 31, 2003), assuming no change in the Company's outstanding balance under the line of credit (approximately $6.4 million as of October 31, 2003), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $24 thousand.

         In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company's Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company's subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and US. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company's then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of October 31, 2003, the Company had $3,781,317 outstanding on the Term Promissory Note.

         Under the Amended and Restated Loan Agreement, U.S. Bank agreed to loan the Company up to $17,500,000 through a revolving line of credit which is evidenced by a Revolving Promissory Note dated May 12, 2003 for $17,500,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on an annual basis, but is renewable by its terms annually on December 1st of each year. The maximum amount which can be borrowed thereunder is $17,500,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate (the LIBOR Rate) plus 2.70%. As of October 31, 2003, the variable interest rate at which the Revolving Promissory Note accrued interest was 3.82% and the Company had $6,446,681 outstanding thereunder.

         Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by U.S. Bank on the Company's Omaha facility as well as a first security interest on all accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles.

         In December 1999, U.S. Bank loaned the Company $1,400,000 to finance the Company's purchase of warehouse equipment and office furniture used to furnish the Omaha facility. The loan is evidenced by a Promissory Note dated December 15, 1999. The note matures January 1, 2005 and accrues interest at a fixed rate of 8.66% per annum The payment terms provide that the Company pay the loan in 60 monthly payments of $29,032.29. As of October 31, 2003, the Company had $410,011 outstanding under this note.

ITEM 4:  DISCLOSURE CONTROLS AND PROCEDURES

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES: An evaluation of the Company's disclosure controls and procedures (as defined in Section 13(a)-14(c) of the Securities Exchange Act of 1934 (the "Exchange Act")) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer within the 90-day period preceding the filing date of this quarterly report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Security and Exchange Commission's rules and forms.

         (b) CHANGES IN INTERNAL CONTROLS: In the quarter ended October 31, 2003, the Company did not make any significant changes in, nor take any corrective actions regarding, its internal controls or other factors that could significantly affect these controls.


                                     PART II
                                OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (d) Use of Proceeds:

                  On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. The Company registered 500 shares of common stock with an aggregate offering price of $1,500,000 pursuant to this registration statement. On November 8, 2001, the Company filed another registration statement (Registration No. 333-72962) for the public offering of an additional 500 shares of common stock, in addition to the 114 shares previously registered under Registration No. 333-86629 that remain unsold. The Company's current combined offering is for 614 shares of common stock for an aggregate offering price of $1,842,000. Through October 31, 2003, 363 shares of common stock have been sold for an aggregate offering price of $1,089,000.

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

         The net offering proceeds to the Company after deducting the total expenses are $871,208 as of October 31, 2003.


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5:  OTHER INFORMATION

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

                  31       Certifications required by Rule 13a-15(e) and
                           15d-15(e).
                  32       Section 1350 Certifications.

         (b) REPORTS ON FORM 8-K

                  The Company filed no current reports on Form 8-K during the quarter ended October 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:    December 10, 2003          /S/ DR. LIONEL L. REILLY
                                    --------------------------------------------
                                        Dr. Lionel L. Reilly, President and
                                        Chief Executive Officer