Form 10-Q
period 2004-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2004-03-16
CIK 947425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the quarterly period ended January 31, 2004; or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the transition period from ___________ to ____________.

                        Commission file number: 000-26326

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
             (Exact name of registrant as specified in its charter)


         Nebraska                      5047                   37-1119387
      (State or other           (Primary Standard            (IRS Employer
      jurisdiction of               Industrial            Identification No.)
     Incorporation or          Classification Code
       organization)                 Number)


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

      Yes   |X|   No    |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      Yes   |_|   No    |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                               Outstanding at February 29, 2004
      -----                               --------------------------------
      Common Stock, $1.00 par value                     1,876

                           PROFESSIONAL VETERINARY PRODUCTS, LTD.
                              INDEX TO 10-Q FOR THE QUARTERLY
                               PERIOD ENDED JANUARY 31, 2004


PART I:    FINANCIAL INFORMATION                                            PAGE

      ITEM 1.     FINANCIAL STATEMENTS

                  Independent Accountant's Report
                                                                               1

                  Consolidated Balance Sheets as of January 31, 2004
                  and July 31, 2003                                            2

                  Consolidated Statements of Income for the three months
                  ended January 31, 2004 and 2003 and the six months
                  ended January 31, 2004 and 2003                              3

                  Consolidated Statements of Cash Flow for the six months
                  ended January 31, 2004 and 2003                              4

                  Notes to Financial Statements                                5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               11

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                           23

      ITEM 4:     DISCLOSURE CONTROLS AND PROCEDURES                          24

PART II:    OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                           24

      ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                   24

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                             24

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY                 25
                  HOLDERS

      ITEM 5.     OTHER INFORMATION                                           25

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                            25

ITEM 1:           FINANCIAL STATEMENTS

To the Audit Committee
Professional Veterinary Products, Ltd.
Omaha, NE


                         INDEPENDENT ACCOUNTANT'S REPORT

      We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of January 31, 2004, and the related statements of consolidated income for the three and six month periods ended January 31, 2004 and 2003 and the consolidated statements of cash flows for the six month periods ended January 31, 2004 and 2003. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

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


/s/ Quick & McFarlin, P.C.

Quick & McFarlin, P.C.
Omaha, Nebraska
March 6, 2004

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                           Consolidated Balance Sheets
              As of January 31, 2004 (unaudited) and July 31, 2003
                        (in thousands, except share data)


                                                                                   January 31,                   July 31,
                                                                                      2004                         2003
                                                                               ------------------          ------------------
                                                            ASSETS
 CURRENT ASSETS
    Cash                                                                       $            2,477          $            4,346
    Accounts receivable, trade - net of allowance
      for doubtful accounts $787 and $760, respectively                                    29,616                      22,718
    Accounts receivable, related parties                                                    3,252                       4,133
    Inventory                                                                              57,012                      38,817
    Deferred tax asset                                                                        311                         264
    Other current assets                                                                      426                         489
                                                                               ------------------          ------------------
         Total current assets                                                              93,094                      70,767
                                                                               ------------------          ------------------

NET PROPERTY AND EQUIPMENT                                                                  9,836                      10,298
                                                                               ------------------          ------------------

OTHER ASSETS
    Intangible assets - net of accumulated
      amortization $11 and $10, respectively                                                   14                          15
    Intangible retirement asset                                                             1,125                       1,334
    Investment in unconsolidated affiliates                                                 1,583                       1,583
    Cash value life insurance                                                                 734                         295
    Deposits on property and equipment                                                        686                          31
                                                                               ------------------          ------------------
         Total other assets                                                                 4,142                       3,258
                                                                               ------------------          ------------------

TOTAL ASSETS                                                                   $          107,072          $           84,323
                                                                               ==================          ==================

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Note payable, bank                                                         $           18,993          $            9,765
    Current portion of long-term debt and capital
      lease obligation                                                                      1,407                       1,363
    Accounts payable, trade                                                                57,540                      46,154
    Accounts payable, related parties                                                       2,391                       1,022
    Other current liabilities                                                               3,960                       4,897
                                                                               ------------------          ------------------
         Total current liabilities                                                         84,291                      63,201
                                                                               ------------------          ------------------

LONG-TERM LIABILITIES
    Long-term debt and capital lease obligation,
      less current portion                                                                  7,266                       7,972
    Accrued retirement benefits, less current portion                                       1,125                       1,334
    Deferred  tax liability                                                                   214                         253
    Shares subject to mandatory redemption,
      $1 par value; issued and outstanding 688
      shares and 0 shares, respectively                                                     2,025                        --
                                                                               ------------------          ------------------
         Total long-term liabilities                                                       10,630                       9,559
                                                                               ------------------          ------------------

TOTAL LIABILITIES                                                                          94,921                      72,760
                                                                               ------------------          ------------------

STOCKHOLDERS' EQUITY
    Common stock, $1 par value; authorized 30,000
      shares; issued and outstanding 1,188 shares
      and 1,845 shares, respectively                                                            1                           2
    Paid-in capital                                                                         3,492                       5,344
    Retained earnings                                                                       8,658                       6,217
                                                                               ------------------          ------------------
         Total stockholders' equity                                                        12,151                      11,563
                                                                               ------------------          ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $          107,072          $           84,323
                                                                               ==================          ==================



See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                        Consolidated Statements of Income
              Three and Six Month Periods January 31, 2004 and 2003
                                   (unaudited)
                      (in thousands, except per share data)


                                                      Three Months Ended                          Six Months Ended
                                                January 31,          January 31,          January 31,           January 31,
                                                    2004                 2003                  2004                 2003
                                               ----------------     ----------------     -----------------     ----------------

 NET SALES AND OTHER REVENUE                   $        73,446      $        68,025      $        161,889      $       143,261
                                               ----------------     ----------------     -----------------     ----------------

 COST OF SALES                                          63,984               59,918               143,802              128,430
                                               ----------------     ----------------     -----------------     ----------------

 Gross profit                                            9,462                8,107                18,087               14,831

 OPERATING, GENERAL, AND
     ADMINISTRATIVE EXPENSES                             6,647                6,377                13,960               12,800
                                               ----------------     ----------------     -----------------     ----------------

 Operating income                                        2,815                1,730                 4,127                2,031
                                               ----------------     ----------------     -----------------     ----------------

 OTHER INCOME (EXPENSE)
     Interest income                                       100                  174                   243                  302
     Interest expense                                     (287)                (285)                 (492)                (525)
                                               ----------------     ----------------     -----------------     ----------------

       Other expense - net                                (187)                (111)                 (249)                (223)
                                               ----------------     ----------------     -----------------     ----------------

 Income before taxes                                     2,628                1,619                 3,878                1,808

 Income tax expense                                        966                  655                 1,436                  729
                                               ----------------     ----------------     -----------------     ----------------

 Net income                                    $         1,662      $           964      $          2,442      $         1,079
                                               ================     ================     =================     ================

 Net earnings per share of
     common stock                              $      1,403.25      $        560.45      $       2,068.95      $        641.78
                                               ================     ================     =================     ================

 Weighted average common
     shares outstanding                                  1,185                1,721                 1,180                1,681
                                               ================     ================     =================     ================


 SUPPLEMENTAL INFORMATION
     Net sales and other  revenue -
       related parties                          $        7,157      $         4,972      $         15,441      $        10,592
     Purchases - related parties                $        4,803      $         4,499      $          9,980      $         8,617








See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Six Month Periods Ended January 31, 2004 and 2003
                                   (unaudited)
                      (in thousands, except per share data)


                                                                                      January 31,         January 31,
                                                                                          2004               2003
                                                                                    ---------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                       $        2,442     $         1,079
                                                                                    ---------------    ----------------
   Adjustments to reconcile net income to net cash from
     operating activities:
       Depreciation and amortization                                                           532                 570
         (Increase) decrease in:
           Receivables                                                                      (6,017)             (8,716)
           Inventories                                                                     (18,195)            (22,445)
           Deferred tax asset                                                                  (47)                 --
           Other current assets                                                                 63                (134)
           Cash value life insurance                                                          (439)                 --
         Increase (decrease) in:
           Accounts payable                                                                 12,755              18,966
           Other current liabilities                                                          (937)                350
           Deferred tax liability                                                              (39)                 27
                                                                                    ---------------    ----------------
             Total adjustments                                                             (12,324)            (11,382)
                                                                                    ---------------    ----------------

             Net cash consumed by operating activities                                      (9,882)            (10,303)
                                                                                    ---------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                                          (69)             (1,390)
   Deposits on property and equipment                                                         (655)               (265)
                                                                                    ---------------    ----------------

             Net cash consumed by investing activities                                        (724)             (1,655)
                                                                                    ---------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net short-term borrowing                                                                  9,229               8,395
   Bank overdraft                                                                               --               2,261
   Payments of long-term debt and capital lease obligation                                    (663)               (237)
   Net payments for redemptions of shares subject to
     mandatory redemption                                                                       32                  --
   Net proceeds from issuance of common stock                                                  139                 532
                                                                                    ---------------    ----------------

             Net cash provided by financing activities                                       8,737              10,951
                                                                                    ---------------    ----------------

Net decrease in cash                                                                        (1,869)             (1,007)
Cash at beginning of period                                                                  4,346               1,324
                                                                                    ---------------    ----------------
Cash at end of period                                                               $        2,477     $           317
                                                                                    ===============    ================

Supplemental disclosure of cash flow information:
   Interest paid                                                                    $          470     $           488
                                                                                    ===============    ================
   Income taxes paid                                                                $        2,481     $           608
                                                                                    ===============    ================






See notes to the condensed, consolidated financial statements.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Six Month Periods Ended January 31, 2004 and 2003
                                   (unaudited)
                      (in thousands, except per share data)

NOTE 1 - BASIS OF PRESENTATION

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

   The results of operations and cash flows for the six months ended January 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2004 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2 - ACCOUNTING CHANGES

   In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 during the first quarter of the current fiscal year. The Company's shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder at the price the shareholder paid for the share. These shares are presented as liabilities under the provision of SFAS No. 150 within the long-term liability section on the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company's consolidated presentation of financial position. Single member limited liability companies and sole proprietorships comprised 688 shares at January 31, 2004. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $2,025 (see Note 6).

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Six Month Periods Ended January 31, 2004 and 2003
                                   (unaudited)
                      (in thousands, except per share data)


NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

   In December 2003, the FASB revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS No. 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. Our disclosure in this note reflects the revised requirements under SFAS No. 132 (revised). This standard does not effect the Company's financial position, cash flows or results of operation.


NOTE 4 - REVOLVING NOTE PAYABLE

   During the current quarter the Company increased their revolving promissory note which now provides for borrowings up to $25,000, and matures January 1, 2005. The short-term borrowing amounts outstanding under this credit facility amounted to $18,993 and $9,765 at January 31, 2004 and 2003, respectively. Interest is payable at 2.70% over the London Inter Bank Offered Rate (LIBOR). The weighted average interest rates of borrowings outstanding under the revolving credit agreement were 3.82% and 4.28% for the six months ended January 31, 2004 and 2003, respectively. The line of credit is secured by substantially all of the Company's assets. Under terms of the borrowing agreement, the Company is required to maintain certain net worth and leverage ratios. The Company was in compliance with covenants at January 31, 2004.

NOTE 5 - EARNINGS PER SHARE

   SFAS No. 128, "Earnings per Share" promulgates accounting standards for the computation and manner of presentation of the Company's earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,180 and 1,681 at January 31, 2004 and 2003, respectively.

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Six Month Periods Ended January 31, 2004 and 2003
                                   (unaudited)
                      (in thousands, except per share data)

NOTE 6 - COMMON STOCK

   The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 1,876 at January 31, 2004 and 1,845 at July 31, 2003. Holders of common stock are entitled to: a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. Shares held by single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. The amount to be paid upon death of these shareholders as of January 31, 2004 was $2,025. An analysis of common stock and shares subject to mandatory redemption for the six months ended January 31, 2004 is as follows:





                                                                     Shares Subject to
                                                                     Mandatory Redemption
                                           Common Stock (Equity)     (Long-term Liabilities)           Total
                                           --------------------------------------------------------------------
Number of shares - July 31, 2003                         1,845                          --               1,845
  Recognition of liability per FASB 150                   (674)                        674                  --
  Issuance of common stock                                  31                          23                  54
  Redemption of common stock                               (14)                         (9)                (23)
                                                    -----------             ---------------         -----------
Number of shares - January 31, 2004                      1,188                         688               1,876
                                                    ===========             ===============         ===========


                                                                     Shares Subject to
                                                                     Mandatory Redemption
                                              APIC (Equity)          (Long-term Liabilities)           Total
                                           --------------------------------------------------------------------
Additional paid-in capital - July 31, 2003             $ 5,344                         $ -             $ 5,344
  Recognition of liability FASB 150                     (1,991)                      1,991                   -
  Issuance of common stock                                  93                          69                 162
  Redemption of common stock                               (40)                        (27)                (67)
  Change in amounts receivable                              86                          (9)                 77
                                                    -----------             ---------------         -----------
Additional paid-in capital - January 31, 2004          $ 3,492                     $ 2,024             $ 5,516
                                                    ===========             ===============         ===========

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Six Month Periods Ended January 31, 2004 and 2003
                                   (unaudited)
                      (in thousands, except per share data)

NOTE 7 - POSTRETIREMENT BENEFITS

   On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan ("SERP"). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. For the six months ended January 31, 2004 and 2003, benefits accrued and expensed were $209 and $33 respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act ("ERISA"). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $659 and $220 at January 31, 2004 and July 31, 2003, respectively.

   In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures About Pensions and Other Postretirement Benefits." The provisions of this statement do not change the measurement and recognition provisions of SFAS No. 87, "Employers' Accounting for Pensions," SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Disclosures in this note reflect the revised requirements under SFAS No. 132 (revised).

      Net periodic benefit costs for the Company's SERP for the six months ended January 31 included the following components:

                                                        2004           2003
                                                      ------         ------
         Service cost                                 $   76         $   12
         Interest cost                                    65             10
         Amortization of unrecognized
           prior service cost                             68             11
                                                      ------         ------
         Net periodic benefit cost                     $ 209         $   33
                                                      ======         ======

   The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 6.25% and 4.00%, respectively, at July 31, 2003. The Company expects to recognize $418 of net periodic benefit cost for this postretirement plan in 2004.

NOTE 8 - SEGMENT INFORMATION

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

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Six Month Periods Ended January 31, 2004 and 2003
                                   (unaudited)
                      (in thousands, except per share data)


NOTE 8 - SEGMENT INFORMATION (continued)

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

   The following table summarizes the Company's operations by business segment:


                                                   Wholesale        Logistics         Customer                          Consolidated
                                                  Distribution       Services         Services        Eliminations          Total
                                                  ------------     ------------     ------------      ------------      ------------

Three months ended January 31, 2004
    Net sales and other revenue                   $     72,573     $        132     $      8,079      $     (7,338)     $     73,446
    Cost of sales                                       64,071              120            7,134            (7,341)           63,984
    Operating, general and
     administrative expenses                             5,675             --                972              --               6,647
    Operating income                                     2,828               11              (27)                3             2,815
    Income before taxes                                  2,628               11              (14)                3             2,628

Three months ended January 31, 2003
    Net sales and other revenue                         67,550              231            6,866            (6,622)           68,025
    Cost of sales                                       60,254              201            6,003            (6,540)           59,918
    Operating, general and
     administrative expenses                             5,576             --                801              --               6,377
    Operating income                                     1,720               30               61               (81)            1,730
    Income before taxes                                  1,619               30               51               (81)            1,619

Six months ended January 31, 2004
    Net sales and other revenue                   $    161,089     $        245     $     18,318      $    (17,763)     $    161,889
    Cost of sales                                      145,139              232           16,124           (17,693)          143,802
    Operating, general and
     administrative expenses                            11,802             --              2,158              --              13,960
    Operating income                                     4,148               13               36               (70)            4,127
    Income before taxes                                  3,877               13               58               (70)            3,878

Six months ended January 31, 2003
    Net sales and other revenue                        142,223            1,344           13,042           (13,348)          143,261
    Cost of sales                                      129,011            1,281           11,298           (13,160)          128,430
    Operating, general and
     administrative expenses                            11,191             --              1,609              --              12,800
    Operating income                                     2,021               63              136              (189)            2,031
    Income before taxes                                  1,808               63              126              (189)            1,808

             PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Six Month Periods Ended January 31, 2004 and 2003
                                   (unaudited)
                      (in thousands, except per share data)

NOTE 9 - RECLASSIFICATIONS

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

Results of Operations

      The following discussion is based on the historical results of operations for the three month periods ended January 31, 2004 and 2003 and the six month periods ended January 31, 2004 and 2003.

Summary Consolidated Results of Operations Table

================================================================================
                                Three Months Ended         Six Months Ended
                                    January 31,               January 31,
                                  (in thousands)            (in thousands)
--------------------------------------------------------------------------------
                                 2004        2003         2004          2003
Net sales and other revenue     73,446     $68,025       161,889     $143,261

Cost of sales                   63,984      59,918       143,802     128,430

Gross profit                     9,462       8,107        18,087      14,831

Operating, general
and administrative               6,647       6,377        13,960      12,800
expenses
Operating income                 2,815       1,730         4,127       2,031

Interest expense, net             (187)       (111)         (249)       (223)

Other income                       --           --           --          --
(expense)
Income before taxes              2,628       1,619         3,878       1,808

Income tax expense                 966         655         1,436         729

Net income                       1,662         964         2,442       1,079
================================================================================


Three months ended January 31, 2004 as compared to three months ended January 31, 2003.

      Net sales and other revenue for the three months ending January 31, 2004 increased $5.4 million to $73.4 million compared to $68.0 million for the same period the previous year.

      Gross profit for the three months ending January 31, 2004 increased $1.4 million to $9.5 million compared to $8.1 million for the same period the previous year. This increase is primarily attributable to the increase in net sales and other revenue. Gross profit as a percentage of net sales and other revenue was 12.9% compared to 11.9% for the same period the previous year.

      Operating, general and administrative expenses for the three months ending January 31, 2004 increased $270 thousand to $6.6 million compared to $6.4 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue were 9.1% compared to 9.4% for the same period the previous year.

      Operating income for the three months ending January 31, 2004 increased $1.1 million to $2.8 million compared to $1.7 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $1.4 million which was partially offset by the increase in operating, general and administrative expenses of $270 thousand. Interest expense increased from $111 thousand to $187 thousand. The increase is principally related to a higher average balance on the revolving line of credit.

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

      The Company's reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Previously, the Company disclosed one reportable segment. The following table summarizes the Company's operations by business segment:

================================================================================
                                          Three Months Ended January 31
                                                  (in thousands)
                                          -------------------------------
                                            2004                   2003
                                          --------               --------
NET SALES
    Wholesale Distribution                  72,573               $ 67,550
    Logistics Services                         132                    231
    Direct Customer Services                 8,079                  6,866
    Eliminations                            (7,338)                (6,622)
                                          --------               --------
Consolidated Total                          73,446                 68,025

COST OF SALES
    Wholesale Distribution                  64,071                 60,254
    Logistics Services                         120                    201
    Direct Customer Services                 7,134                  6,003
    Eliminations                            (7,341)                (6,540)
                                          --------               --------
Consolidated Total                          63,984                 59,918

OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES
    Wholesale Distribution                   5,675                  5,576
    Logistics Services                        --                     --
    Direct Customer Services                   972                    801
    Eliminations                              --                     --
                                          --------               --------
Consolidated Total                           6,647                  6,377
================================================================================

Wholesale Distribution

      Net sales and other revenue for the three month period ending January 31, 2004 increased by 7.4% or $5 million. Net sales and other revenue for the three month period ending January 31, 2004 totaled $72.6 million compared to $67.6 million for the same three month period in the prior fiscal year.

      Gross profit increased by $1.2 million to $8.5 million compared to $7.3 million for the same three month period in fiscal 2003. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 11.7% for the three month period ending January 31, 2004 compared to 10.8% for the same three month period in fiscal 2003.

      Operating, general and administrative expenses increased by $99 thousand to $5.7 million for three month period ending January 31, 2004 compared to $5.6 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2004 were 7.8% compared to 8.3% for the three month period ended January 31, 2003.

      Operating income increased by $1.1 million to $2.8 million for the three month period ending January 31, 2004 compared to $1.7 million for the previous year. This increase is primarily attributable to the increase in gross profit.

Logistics Services

      Net sales and other revenue for the three month period ending January 31, 2004 decreased by $99 thousand. Net sales and other revenue for the three month period ending January 31, 2004 totaled $132 thousand compared to $231 thousand for the same period in the previous fiscal year.

      Gross profit decreased by $18 thousand to $12 thousand during the three month period ending January 31, 2004 compared to $30 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 9% for the three month period ending January 31, 2004 compared to 13% for the three month period ended January 31, 2003.

      Operating, general and administrative expenses did not change for the three month period ending January 31, 2004 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2004 were less than 0.1% and were also less than 0.1% during the same three month period during fiscal 2003.

      Operating income decreased by $18 thousand to $12 thousand for the three month period ending January 31, 2004 compared to $30 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

Direct Customer Services

      Net sales and other revenue for the three month period ending January 31, 2004 increased by 17.7% or $1.2 million. Net sales and other revenue for the three month period ending January 31, 2004 totaled $8.1 million compared to $6.9 million for the same period the previous year.

      Gross profit increased by $82 thousand to $945 thousand in the three month period ending January 31, 2004 compared to $863 thousand for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 11.7% for the three month period ending January 31, 2004 compared to 12.6% for the three month period ended January 31, 2003.

      Operating, general and administrative expenses increased by $171 thousand to $972 thousand for the three month period ending January 31, 2004 compared to $801 thousand for the same period the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2004 were 12.0% compared to 11.7% for the three month period ended January 31, 2003.

      Operating income (loss) decreased by $88 thousand to a $27 thousand loss for the three month period ending January 31, 2004 compared to $61 thousand income for the same period the previous year.

Six months ended January 31, 2004 as compared to six months ended January 31, 2003.

      Net sales and other revenue for the six months ending January 31, 2004 increased $18.6 million to $161.9 million compared to $143.3 million for the same period the previous year. The 13% growth was principally attributable to increased sales to existing customers of $700 thousand and to new customers of $17.9 million.

      Gross profit for the six months ending January 31, 2004 increased $3.3 million to $18.1 million compared to $14.8 million for the same period the previous year. This increase is primarily attributable to the increase in net sales and other revenue. Gross profit as a percentage of net sales and other revenue was 11.2% compared to 10.4% for the same period the previous year.

      Operating, general and administrative expenses for the six months ending January 31, 2004 increased $1.2 million to $14.0 million compared to $12.8 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue were 8.6% compared to 8.9% for the same period the previous year.

      Operating income for the six months ending January 31, 2004 increased $2.1 million to $4.1 million compared to $2.0 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $3.3 million which was partially offset by the increase in operating, general and administrative expenses of $1.2 million. Interest expense decreased from $525 thousand to $492 thousand. The decrease is principally related to a lower average balance on the revolving line of credit.

Operating Segments

      The following table summarizes the Company's operations by business segment:

================================================================================
                                           Six Months Ended January 31
                                                  (in thousands)
                                          -------------------------------
                                            2004                   2003
                                          --------               --------
NET SALES
    Wholesale Distribution                 161,088               $142,223
    Logistics Services                         245                  1,344
    Direct Customer Services                18,318                 13,042
    Eliminations                           (17,693)               (13,348)
                                          --------               --------
Consolidated Total                         161,888                143,261

COST OF SALES
    Wholesale Distribution                 145,138                129,011
    Logistics Services                         232                  1,281
    Direct Customer Services                16,124                 11,298
    Eliminations                           (17,693                (13,159)
                                          --------               --------
Consolidated Total                         143,802                128,430

OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES
    Wholesale Distribution                  11,801                 11,191
    Logistics Services                        --                     --
    Direct Customer Services                 2,158                  1,609
    Eliminations                              --                     --
                                          --------               --------
Consolidated Total                         143,802                 12,800

================================================================================

Wholesale Distribution

      Net sales and other revenue for the six month period ending January 31, 2004 increased by 13.3% or $18.9 million. Net sales and other revenue for the six month period ending January 31, 2004 totaled $161.1 million compared to $142.2 million for the same six month period in the prior fiscal year.

      Gross profit increased by $2.7 million to $15.9 million compared to $13.2 million for the same six month period in fiscal 2003. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 9.9% for the six month period ending January 31, 2004 compared to 9.3% for the same six month period in fiscal 2003.

      Operating, general and administrative expenses increased by $610 thousand to $11.8 million for the six month period ending January 31, 2004 compared to $11.2 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2004 were 7.3% compared to 7.9% for the six month period ended January 31, 2003.

      Operating income increased by $2.1 million to $4.1 million for the six month period ending January 31, 2004 compared to $2.0 million for the previous year. This increase is primarily attributable to the increase in gross profit.

Logistics Services

      Net sales and other revenue for the six month period ending January 31, 2004 decreased by $1.1 million. Net sales and other revenue for the six month period ending January 31, 2004 totaled $245 thousand compared to $1.3 million for the same period in the previous fiscal year.

      Gross profit decreased by $50 thousand to $13 thousand during the six month period ending January 31, 2004 compared to $63 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 5.3% for the six month period ending January 31, 2004 compared to 4.7% for the six month period ended January 31, 2003.

      Operating, general and administrative expenses did not change for the six month period ending January 31, 2004 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2004 were less than 0.1% and were also less than 0.1% during the same six month period during fiscal 2003.

      Operating income decreased by $50 thousand to $13 thousand for the six month period ending January 31, 2004 compared to $63 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

Direct Customer Services

      Net sales and other revenue for the six month period ending January 31, 2004 increased by 40.5% or $5.3 million. Net sales and other revenue for the six month period ending January 31, 2004 totaled $18.3 million compared to $13.0 million for the same period the previous year.

      Gross profit increased by $450 thousand to $2.2 million in the six month period ending January 31, 2004 compared to $1.7 million for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 12.0% for the six month period ending January 31, 2004 compared to 13.4% for the six month period ended January 31, 2003.

      Operating, general and administrative expenses increased by $549 thousand to $2.2 million for the six month period ending January 31, 2004 compared to $1.6 million for the same period the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2004 were 11.8% compared to 12.3% for the six month period ended January 31, 2003.

      Operating income decreased by $100 thousand to $36 thousand for the six month period ending January 31, 2004 compared to $136 thousand for the same period the previous year.

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

      Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the three month period ended January 31, 2004, there were no additional material commitments for capital expenditures.

      In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company's Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company's subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and US. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company's then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614.11 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of January 31, 2004, the Company had $3,605,501 outstanding on the Term

Promissory Note.

     On November 26, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into an Extension Agreement to extend the maturity of the revolving line of credit by two months in order to negotiate an increase to such line of credit. On December 29, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into a First Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company's revolving line of credit to $25,000,000 and the Company agreed to amend certain of its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note dated December 29, 2003 for $25,000,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on January 1, 2005. The maximum amount which can be borrowed thereunder is $25,000,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate plus 2.70% (the LIBOR Rate). As of January 31, 2004, the variable interest rate at which the Revolving Promissory Note accrued interest was 3.80% and the Company had $18,993,384 outstanding thereunder.

      Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by US Bank on the Company's Omaha facility as well as a first security interest on all accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles. The Amended and Restated Loan Agreement as amended by the First Amendment imposes a number of conditions which must be met by the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank's disbursement of loan funds under the Revolving Promissory Note, including, without limitation providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.

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

      Operating Activities. Net cash consumed by operating activities of $10.3 million for the six months ending January 31, 2003 was primarily attributable to an increase of $8.7 million in receivables and an increase of $22.4 million in inventories. These were partially offset by an increase of $19.0 million in accounts payable. Net cash consumed by operating activities of $9.9 million for the six months ending January 31, 2004 was primarily attributable to an increase of $6.0 million in receivables and an increase of $18.2 million in inventories. These were partially offset by an increase of $12.8 million in accounts payable.

      Investing Activities. Net cash consumed by investing activities of $1.7 million for the six months ending January 31, 2003 was primarily attributable to the purchase of 10 acres of land adjoining the current corporate headquarters in Omaha, Nebraska for $808 thousand plus investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $724 thousand for period ending January 31, 2004 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

      Financing Activities. Net cash provided by financing activities of $11.0 million for period ending January 31, 2003 was primarily attributable to net loan proceeds of $8.4 million. Net cash provided by financing activities of $8.7 million for period ending January 31, 2004 was primarily attributable to net loan proceeds of $9.2 million.

Off-Balance Sheet Arrangements

      At January 31, 2004, the Company did not have any off-balance sheet arrangements.

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

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

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

Major Customer, Major Suppliers and Credit Concentrations

      Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 10.7% of the Company's receivables at January 31, 2004. One customer comprised a significant individual receivable consisting of 9.7% of the Company's receivables at January 31, 2003. One vendor comprised 30.1% of all purchases for the six month period ended January 31, 2004.

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

New Accounting Pronouncements

      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 in the first quarter of the fiscal year ending July 31, 2004. The Company's shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder. They are required to be presented as liabilities under the provision of SFAS No. 150 within the long-term liability section on the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company's consolidated presentation of financial position. Shares issued to single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. Single member limited liability companies and sole proprietorships comprised 688 shares at January 31, 2004. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $2,024,625 (see Note 6 to the Condensed, Consolidated Financial Statements).

Recent Accounting Pronouncements

      In January 2003, FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities," (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," addresses consolidation by business enterprises of variable interest entities. Under current practice, two enterprises generally have been included in consolidated financial statements because one enterprise controls the other through voting interests. FIN 46 defines the concept of "variable interests" and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003. Initially, FIN 46 was to apply in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. At its October 8, 2003 meeting, FASB agreed to defer the effective date of FIN 46 for variable interests held by public companies in all entities that were acquired prior to February 1, 2003. The deferral will require that public companies adopt the provisions of FIN 46 at the end of periods ending after December 15, 2003. The interpretation may be applied prospectively with a cumulative-effect adjustment as of the beginning of the first year restated. We adopted FIN 46 beginning in the second quarter of fiscal 2004 and it did not have a material impact on our financial position, cash flows, or results of operation.

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

Fluctuation of Future Results Due to Factors Outside of Management's
Control

      The Company's quarterly operating results may significantly fluctuate and you should not rely on them as an indication of its future results. The Company's future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management's control. The most important of these factors include:

      o     seasonality;
      o     the impact of economic factors on the national veterinary practices;
      o     the timing and effectiveness of marketing programs;
      o     the timing of the introduction of new products and services;
      o     the timing and effectiveness of capital expenditures; and
      o     competition.

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

      It is difficult to manage this rapid growth, and future success depends on the Company's ability to implement and/or maintain:

      o     sales and marketing programs;
      o     customer support programs;
      o     current product and service lines;
      o     technological support which equals or exceeds our competitors;
      o     recruitment and training of new personnel; and
      o     operational and financial control systems.

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

      In addition, the Company's products and services are specialized in nature. In general, only highly qualified and trained individuals have the necessary skills to market our products and provide Company services. The Company faces intense competition for the hiring of these professionals. Any failure on the Company's part to hire, train and retain a sufficient number of qualified professionals would damage business. The Company does not generally enter into employment agreements requiring these employees to continue in employment for any period of time.

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

      Many of the Company's competitors have distribution strategies that directly compete with us. The Company has many competitors including:

      o     Walco International, Inc.;
      o     Lextron Animal Health, Inc.;
      o     J. A. Webster, Inc. d/b/a Webster Veterinary Supply;
      o     The Butler Company; and
      o     MWI  Veterinary Supply Co.

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

      The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by 0.38 percentage points (a 10% change from the interest rate as of January 31, 2004), assuming no change in the Company's outstanding balance under the line of credit (approximately $19.0 million as of January 31, 2004), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $72 thousand.

      In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company's Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company's subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and US. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company's then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of January 31, 2004, the Company had $3,605,601 outstanding on the Term Promissory Note.

     On November 26, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into an Extension Agreement to extend the maturity of the revolving line of credit by two months in order to negotiate an increase to such line of credit. On December 29, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into a First Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company's revolving line of credit to $25,000,000 and the Company agreed to amend certain of its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note dated December 29, 2003 for $25,000,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on January 1, 2005. The maximum amount which can be borrowed thereunder is $25,000,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate plus 2.70% (the LIBOR Rate). As of January 31, 2004, the variable interest rate at which the Revolving Promissory Note accrued interest was 3.80% and the Company had $18,993,384 outstanding thereunder.

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

      In December 1999, U.S. Bank loaned the Company $1,400,000 to finance the Company's purchase of warehouse equipment and office furniture used to furnish the Omaha facility. The loan is evidenced by a Promissory Note dated December 15, 1999. The note matures January 1, 2005 and accrues interest at a fixed rate of 8.66% per annum The payment terms provide that the Company pay the loan in 60 monthly payments of $29,032.29. As of January 31, 2004, the Company had $331,411 outstanding under this note.

ITEM 4:    DISCLOSURE CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures: The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report on Form 10-Q (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings under the Exchange Act.

      (b) Changes in Internal Controls: Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                                     PART II
                                OTHER INFORMATION

ITEM 1:    LEGAL PROCEEDINGS

      The Company has not been informed of any legal matters that would have a material adverse effect on its financial condition, results of operation or cash flow.

ITEM 2:    CHANGES IN SECURITIES AND USE OF PROCEEDS

      (d) Use of Proceeds:

            On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. The Company registered 500 shares of common stock with an aggregate offering price of $1,500,000 pursuant to this registration statement. On November 8, 2001, the Company filed another registration statement (Registration No. 333-72962) for the public offering of an additional 500 shares of common stock, in addition to the 114 shares previously registered under Registration No. 333-86629 that remain unsold. The Company's current combined offering is for 614 shares of common stock for an aggregate offering price of $1,842,000. Through January 31, 2004, 392 shares of common stock have been sold for an aggregate offering price of $1,176,000.

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

      The net offering proceeds to the Company after deducting the total expenses are $958,208 as of January 31, 2004.

ITEM 3:     DEFAULTS UPON SENIOR SECURITIES

            None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a) The Company held its Annual Shareholders' Meeting on December 12, 2003.

      (b) The shareholders voted to elect the following two (2) Class I Directors to serve until the 2006 Annual Meeting of shareholders and until their successors are elected.

            Name                     Votes For    Votes Against    Abstentions
            ----                     ---------    -------------    -----------
            Chester L. Rawson              956          1               27
            Amy Lynne Hinton               956          1               27

ITEM 5:    OTHER INFORMATION

           None.

ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

      (a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

            10.1 Extension Agreement dated November 26, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.

            10.2 First Amendment to Amended and Restated Loan Agreement dated December 29, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.

            10.3 Revolving Promissory Note dated December 29, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.

            31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32.1 Section 1350 Certifications.

      (b) REPORTS ON FORM 8-K

            The Company filed no current reports on Form 8-K during the quarter ended January 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 16, 2004                 /s/ Dr. Lionel L. Reilly
                                     -------------------------------------------
                                     Dr. Lionel L. Reilly, President and
                                       Chief Executive Officer



Date: March 16, 2004                 /s/ Neal B. Soderquist
                                     -------------------------------------------
                                     Neal B. Soderquist, Chief Financial Officer

                                Index to Exhibits

Exhibit No.                       Description

   10.1 Extension Agreement dated November 26, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.

   10.2 First Amendment to Amended and Restated Loan Agreement dated December 29, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.

   10.3        Revolving   Promissory  Note  dated  December  29,  2003  between
               Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.

   31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1        Section 1350 Certifications.