Form 10-Q
period 2004-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2004-06-14
CIK 947425

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the quarterly period ended April 30, 2004; or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

      For the transition period from ___________ to ____________.

                        Commission file number: 000-26326

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
             (Exact name of registrant as specified in its charter)


           Nebraska                        5047                  37-1119387
(State or other jurisdiction of      (Primary Standard         (IRS Employer
Incorporation or organization)          Industrial           Identification No.)
                                      Classification
                                       Code Number)


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

      Yes   |X|   No    |_|


      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                               Outstanding at May 31, 2004
      -----                               ---------------------------
      Common Stock, $1.00 par value                   1916

                     PROFESSIONAL VETERINARY PRODUCTS, LTD.
                        INDEX TO 10-Q FOR THE QUARTERLY
                          PERIOD ENDED APRIL 30, 2004

PART I:      FINANCIAL INFORMATION                                        PAGE

      ITEM 1.     FINANCIAL STATEMENTS

                  Report of Independent Registered Public Accounting
                  Firm                                                      1

                  Consolidated Balance Sheets as of April 30, 2004
                  and July 31, 2003                                         2

                  Consolidated Statements of Income for the three
                  months ended April 30, 2004 and 2003 and the
                  nine months ended April 30, 2004 and 2003                 3

                  Consolidated Statements of Cash Flow for the
                  nine months ended April 30, 2004 and 2003                 4

                  Notes to Financial Statements                             5

      ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            11

      ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                        23

      ITEM 4:     DISCLOSURE CONTROLS AND PROCEDURES                       24

PART II:      OTHER INFORMATION

      ITEM 1.     LEGAL PROCEEDINGS                                        24

      ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                24

      ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                          24

      ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS      24

      ITEM 5.     OTHER INFORMATION                                        25

      ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                         25


      SIGNATURES                                                           25

ITEM 1:  FINANCIAL STATEMENTS

To the Audit Committee of Professional Veterinary Products, Ltd.
Omaha, Nebraska


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------


      We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. as of April 30, 2004, and the related statements of consolidated income for the three and nine month periods ended April 30, 2004 and 2003 and the consolidated statements of cash flows for the nine month periods ended April 30, 2004 and 2003. These interim financial statements are the responsibility of the Company's management.

      We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

      Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

      The July 31, 2003 balance sheet included in these financial statements was audited by us. Our audit report dated October 15, 2003 expressed an unqualified opinion on that balance sheet.


/s/ Quick & McFarlin, P.C.
---------------------------------------
Quick & McFarlin, P.C.
Omaha, Nebraska
June 7, 2004

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
               AS OF APRIL 30, 2004 (UNAUDITED) AND JULY 31, 2003
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                            APRIL 30,  JULY 31,
                                                              2004       2003
                                                            ---------  ---------
                                     ASSETS

 CURRENT ASSETS
    Cash                                                    $   1,935  $   4,346
    Accounts receivable, trade - net of allowance
      for doubtful accounts $864 and $760,
      respectively                                             28,959     22,718
    Accounts receivable, related parties                        4,982      4,133
    Inventory                                                  51,771     38,817
    Deferred tax asset                                            529        264
    Prepaid income taxes                                          369         --
    Other current assets                                          436        489
                                                            ---------  ---------
         Total current assets                                  88,981     70,767
                                                            ---------  ---------

NET PROPERTY AND EQUIPMENT                                     10,401     10,298
                                                            ---------  ---------
OTHER ASSETS
    Intangible assets - net of accumulated
      amortization $11 and $10, respectively                       14         15
    Intangible retirement asset                                 1,020      1,334
    Investment in unconsolidated affiliates                     1,583      1,583
    Cash value life insurance                                     719        295
    Deposits on property and equipment                            257         31
                                                            ---------  ---------
         Total other assets                                     3,593      3,258
                                                            ---------  ---------

TOTAL ASSETS                                                $ 102,975  $  84,323
                                                            =========  =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Note payable, bank                                      $  17,356  $   9,765
    Current portion of long-term debt
      and capital lease obligation                              1,344      1,363
    Accounts payable, trade                                    54,778     46,154
    Accounts payable, related parties                           2,540      1,022
    Other current liabilities                                   3,769      4,897
                                                            ---------  ---------
         Total current liabilities                             79,787     63,201
                                                            ---------  ---------

LONG-TERM LIABILITIES
    Long-term debt and capital lease
      obligation, less current portion                          6,986      7,972
    Accrued retirement benefits, less current portion           1,021      1,334
    Deferred  tax liability                                       413        253
    Shares subject to mandatory redemption, $1 par
      value; issued and outstanding 693 shares and 0
      shares, respectively                                      2,048         --
                                                            ---------  ---------
         Total long-term liabilities                           10,468      9,559
                                                            ---------  ---------

TOTAL LIABILITIES                                              90,255     72,760
                                                            ---------  ---------

STOCKHOLDERS' EQUITY
    Common stock, $1 par value; authorized 30,000
      shares; issued and outstanding 1,211 shares
      and 1,845 shares, respectively                                1          2
    Paid-in capital                                             3,558      5,344
    Retained earnings                                           9,161      6,217
                                                            ---------  ---------
         Total stockholders' equity                            12,720     11,563
                                                            ---------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 102,975  $  84,323
                                                            =========  =========


See notes to the condensed, consolidated financial statements.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
           THREE AND NINE MONTH PERIODS ENDED APRIL 30, 2004 AND 2003
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                         APRIL 30,           APRIL 30,         APRIL 30,            APRIL 30,
                                                           2004                2003               2004                 2003
                                                    -----------------   -----------------   -----------------   -----------------

 NET SALES AND OTHER REVENUE                        $          85,075   $          74,624   $         246,963   $         217,886

 COST OF SALES                                                 76,648              65,737             220,450             194,168
                                                    -----------------   -----------------   -----------------   -----------------

 Gross profit                                                   8,427               8,887              26,513              23,718

 OPERATING, GENERAL, AND
     ADMINISTRATIVE EXPENSES                                    7,362               6,286              21,323              19,086
                                                    -----------------   -----------------   -----------------   -----------------

 Operating income                                               1,065               2,601               5,190               4,632
                                                    -----------------   -----------------   -----------------   -----------------

 OTHER INCOME (EXPENSE)
     Interest income                                              120                 237                 364                 539
     Interest expense                                            (342)               (265)               (835)               (791)
     Other                                                        (24)                 --                 (24)                 --
                                                    -----------------   -----------------   -----------------   -----------------

       Other expense - net                                       (246)                (28)               (495)               (252)
                                                    -----------------   -----------------   -----------------   -----------------

 Income before taxes                                              819               2,573               4,695               4,380

 Income tax expense                                               316                 850               1,752               1,579
                                                    -----------------   -----------------   -----------------   -----------------

 Net income                                         $             503   $           1,723   $           2,943   $           2,801
                                                    =================   =================   =================   =================

 Net earnings per share of
     common stock                                   $          417.94   $          980.33   $        2,479.97   $        1,642.02
                                                    =================   =================   =================   =================

 Weighted average common
     shares outstanding                                         1,202               1,757               1,187               1,706
                                                    =================   =================   =================   =================


 SUPPLEMENTAL INFORMATION
     Net sales and other revenue - related parties  $           8,932   $           7,400   $          24,373   $          17,992

     Purchases - related parties                    $           3,602   $           3,860   $          13,582   $          12,477


See notes to the condensed, consolidated financial statements.

            PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTH PERIODS ENDED APRIL 30, 2004 AND 2003
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          APRIL 30,   APRIL 30,
                                                             2004        2003
                                                          ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                             $   2,943   $   2,801
                                                          ---------   ---------
   Adjustments to reconcile net income to net cash
     from operating activities:
       Depreciation and amortization                            826         866
       Loss on sale of equipment                                 24          --
         (Increase) decrease in:
           Receivables                                       (7,090)    (13,512)
           Inventory                                        (12,954)    (16,580)
           Deferred tax asset                                  (265)         --
           Other current assets                                (316)       (188)
           Cash value life insurance                           (424)       (226)
         Increase (decrease) in:
           Accounts payable                                  10,143      18,114
           Other current liabilities                         (1,128)      1,325
           Deferred tax liability                               160          (3)
                                                          ---------   ---------
             Total adjustments                              (11,024)    (10,204)
                                                          ---------   ---------

             Net cash consumed by operating activities       (8,081)     (7,403)
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of property and equipment                          (951)     (2,526)
   Deposits on property and equipment                          (226)        (31)
                                                          ---------   ---------

             Net cash consumed by investing activities       (1,177)     (2,557)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net short-term borrowing                                   7,591      10,500
   Proceeds from capital lease obligations                       --         343
   Payments of long-term debt and capital lease
     obligation                                              (1,005)       (380)
   Net payments for redemptions of shares subject to
     mandatory redemption                                        56          --
   Net proceeds from issuance of common stock                   205         622
                                                          ---------   ---------

             Net cash provided by financing activities        6,847      11,085
                                                          ---------   ---------

Net increase (decrease) in cash                              (2,411)      1,125
Cash at beginning of period                                   4,346       1,324
                                                          ---------   ---------
Cash at end of period                                     $   1,935   $   2,449
                                                          =========   =========

Supplemental disclosure of cash flow information:
   Interest paid                                          $     817   $     744
                                                          =========   =========
   Income taxes paid                                      $   3,661   $     742
                                                          =========   =========


See notes to the condensed, consolidated financial statements.

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

      The results of operations and cash flows for the nine months ended April 30, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2004 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2 - ACCOUNTING CHANGES

      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 during the first quarter of the current fiscal year. The Company's shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder at the price the shareholder paid for the share. These shares are presented as liabilities under the provision of SFAS No. 150 within the long-term liability section on the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company's consolidated presentation of financial position. Single member limited liability companies and sole proprietorships comprised 693 shares at April 30, 2004. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $2,048 (see Note 5).

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

      In January 2003, the FASB issued FASB Interpretation Number 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51," (FIN 46). A revision of FIN 46 was issued in December 2003. The revised FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the effective date for the provisions of FIN 46 has been deferred to periods ending after March 15, 2004. Effective January 31, 2004, the Company adopted FIN 46. This standard does not effect the Company's financial position, cash flows or results of operation.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 beginning in the first quarter of fiscal 2004. This standard does not effect the Company's financial position, cash flows or results of operation.

NOTE 4 - EARNINGS PER SHARE

      SFAS No. 128, "Earnings per Share" promulgates accounting standards for the computation and manner of presentation of the Company's earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,187 and 1,706 at April 30, 2004 and 2003, respectively.

NOTE 5 - COMMON STOCK

      The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 1,904 at April 30, 2004 and 1,845 at July 31, 2003. Holders of common stock are entitled to: a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. Shares held by single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. The amount to be paid upon death of these shareholders as of April 30, 2004 was $2,048. An analysis of common stock and shares subject to mandatory redemption for the nine months ended April 30, 2004 is as follows:

                                                                        Shares Subject to
                                                                      Mandatory Redemption
                                              Common Stock (Equity)  (Long-term Liabilities)       Total
                                           ----------------------------------------------------------------
Number of shares - July 31, 2003                         1,845                      --               1,845
  Recognition of liability per FASB 150                   (674)                    674                  --
  Issuance of common stock                                  58                      34                  92
  Redemption of common stock                               (18)                    (15)                (33)
                                                    -----------         ---------------         -----------
Number of shares - April 30, 2004                        1,211                     693               1,904
                                                    ===========         ===============         ===========

                                                                        Shares Subject to
                                                                      Mandatory Redemption
                                              APIC (Equity)          (Long-term Liabilities)       Total
                                           ----------------------------------------------------------------
Additional paid-in capital - July 31, 2003          $    5,344          $           --          $    5,344
  Recognition of liability per FASB 150                 (1,991)                  1,992                   1
  Issuance of common stock                                 174                     102                 276
  Redemption of common stock                               (52)                    (45)                (97)
  Change in amounts receivable                              83                      (1)                 82
                                                    -----------         ---------------         -----------
Additional paid-in capital - April 30, 2004         $    3,558          $      $ 2,048          $    5,606
                                                    ===========         ===============         ===========

NOTE 6 - POSTRETIREMENT BENEFITS

      On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees' years of service and compensation. For the nine months ended April 30, 2004 and 2003, benefits accrued and expensed were $314 and $133 respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $659 and $220 at April 30, 2004 and July 31, 2003, respectively.

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

      Net periodic benefit costs for the Company's SERP for the nine months ended April 30 included the following components:

                                                           2004           2003
                                                           ----           ----
         Service cost                                     $ 114          $  46
         Interest cost                                       98             41
         Amortization of unrecognized prior service cost    102             46
                                                            ---             --
         Net periodic benefit cost                        $ 314          $ 133

      The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 6.25% and 4.00%, respectively, at July 31, 2003. The Company expects to recognize $418 of net periodic benefit cost for this postretirement plan in 2004.

NOTE 7 - SEGMENT INFORMATION

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

      The following table summarizes the Company's operations by business segment:

                                                                  Direct
                                     Wholesale    Logistics      Customer                    Consolidated
                                   Distribution    Services      Services     Eliminations       Total
                                   ------------  ------------  ------------   ------------   ------------
Three months ended April 30, 2004
    Net sales and other revenue    $     84,495  $        219  $      6,320   $     (5,959)  $     85,075
    Cost of sales                        76,990           201         5,175         (5,718)        76,648
    Operating, general and
     administrative expenses              6,419            --           943             --          7,362
    Operating income                      1,085            18           202           (240)         1,065
    Income before taxes                     819            18           222           (240)           819

Three months ended April 30, 2003
    Net sales and other revenue          74,107           275         5,406         (5,164)        74,624
    Cost of sales                        66,221           240         4,571         (5,295)        65,737
    Operating, general and
     administrative expenses              5,282             1         1,003             --          6,286
    Operating income                      2,607            33          (169)           130          2,601
    Income before taxes                   2,574            33          (164)           130          2,573

Nine months ended April 30, 2004
    Net sales and other revenue    $    245,584  $        464  $     24,638   $    (23,723)  $    246,963
    Cost of sales                       222,129           433        21,299        (23,411)       220,450
    Operating, general and
     administrative expenses             18,222            --         3,101             --         21,323
    Operating income                      5,233            31           237           (311)         5,190
    Income before taxes                   4,695            31           280           (311)         4,695

Nine months ended April 30, 2003
    Net sales and other revenue         216,331         1,619        18,448        (18,512)       217,886
    Cost of sales                       195,232         1,521        15,869        (18,454)       194,168
    Operating, general and
     administrative expenses             16,473             1         2,612             --         19,086
    Operating income                      4,628            96           (33)           (59)         4,632
    Income before taxes                   4,381            96           (38)           (59)         4,380

NOTE 8 - RECLASSIFICATIONS

      Certain reclassifications have been made to the prior year condensed, consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operation or shareholders' equity.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

      The Company and its representatives may from time to time make written or oral forward-looking statements, including statements made in this report, that represent the Company's expectations or beliefs concerning future events, including statements regarding future sales, future profits and other results of operations, the continuation of historical trends, the sufficiency of cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, and the effects of any regulatory changes. Such statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company cautions you that any forward-looking statements made by The Company in this report, in other reports filed by the Company with the Securities and Exchange Commission or in other announcements by the Company are qualified by certain risks and other important factors that could cause actual results to differ materially from those in the forward-looking statements. Such risks and factors include, but are not limited to, the risk factors set forth in the section below entitled "Business Trends and Risk Factors That May Affect Future Performance."

RESULTS OF OPERATIONS

      The following discussion is based on the historical results of operations for the three month periods ended April 30, 2004 and April 30, 2003 and the nine month periods ended April 30, 2004 and April 30, 2003.

SUMMARY CONSOLIDATED RESULTS OF OPERATIONS TABLE

   =============================================================================
                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                         APRIL 30,               APRIL 30,
                                      (IN THOUSANDS)          (IN THOUSANDS)
   -----------------------------------------------------------------------------
                                     2004        2003        2004        2003

      Net sales and other revenue   85,075      74,624      246,963     217,886
      Cost of sales                 76,648      65,737      220,450     194,168
      Gross profit                   8,427       8,887       26,513      23,718
      Operating, general and         7,362       6,286       21,323      19,086
      administrative expenses
      Operating income               1,065       2,601        5,190       4,632
      Interest expense, net            342         265          835         791
      Other income (expense)            96         237          364         539
      Income before taxes              819       2,573        4,695       4,380
      Income tax expense               316         850        1,752       1,579
      Net income                       503       1,723        2,943       2,801

   =============================================================================

THREE MONTHS ENDED APRIL 30, 2004 AS COMPARED TO THREE MONTHS ENDED APRIL 30,
2003

      Net sales and other revenue increased $10.5 million to $85.1 million compared to $74.6 million for the same period the previous year.

      Gross profit for the three months period ending April 30, 2004 decreased $460 thousand to $8.4 million compared to $8.9 million for the same period the previous year. This decrease is primarily attributable to the decrease in product margin. Gross profit as a percentage of net sales and other revenue was 9.9% compared to 11.9% for the same period the previous year.

      Operating, general and administrative expenses for the three month period ending April 30, 2004 increased $1.1 million to $7.4 million compared to $6.3 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue was 8.7% compared to 8.4% for the same period the previous year.

      Operating income for the three month period ending April 30, 2004 decreased $1.5 million to $1.1 million compared to $2.6 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit of $460 thousand and by the increase in operating, general and administrative expenses of $1.1 million. The Company's other income (expense) increased to $246 thousand (expense) from the $28 thousand (expense) for the same period the previous year. Interest expense increased from $265 thousand to $342 thousand. The increase is principally related to a higher average balance on the revolving line of credit.

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

      The Company's reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Previously, the Company disclosed one reportable segment. The following table summarizes the Company's operations by business segment:

================================================================================
                                           THREE MONTHS ENDED APRIL 30
                                                  (IN THOUSANDS)
                                   ---------------------------------------------
                                            2004                   2003
                                            ----                   ----
NET SALES

    Wholesale Distribution                 84,495                  74,107
    Logistics Services                        219                     275
    Direct Customer Services                6,320                   5,406
    Eliminations                           (5,959)                 (5,164)
                                        ---------               ---------
CONSOLIDATED TOTAL                         85,075                  74,624

COST OF SALES

    Wholesale Distribution                 76,990                  66,221
    Logistics Services                        201                     240
    Direct Customer Services                5,175                   4,571
    Eliminations                           (5,718)                 (5,295)
                                        ---------               ---------
CONSOLIDATED TOTAL                         76,648                  65,737

OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES
    Wholesale Distribution                  6,419                   5,282
    Logistics Services                          0                       1
    Direct Customer Services                  943                   1,003
    Eliminations                                0                       0
                                        ---------               ---------
CONSOLIDATED TOTAL                          7,362                   6,286
================================================================================

WHOLESALE DISTRIBUTION

      Net sales and other revenue for the three-month period ending April 30, 2004 increased by 14% or $10.4 million. Net sales and other revenue for the three month period ending April 30, 2004 totaled $84.5 million compared to $74.1 million for the same three month period in the prior fiscal year.

      Gross profit decreased by $381 thousand to $7.5 million compared to $7.9 million for the same three month period in fiscal 2003. This decrease was primarily due to lower product margins. Gross profit as a percentage of total revenue was 8.9% for the three month period ending April 30, 2004 compared to 10.6% for the same three month period in fiscal 2003.

      Operating, general and administrative expenses increased by $1.1 million to $6.4 million for three-month period ending April 30, 2004 compared to $5.3 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending April 30, 2004 was 7.6% compared to 7.1% for the three month period ended April 30, 2003.

      Operating income decreased by $1.5 million to $1.1 million for the three-month period ending April 30, 2004 compared to $2.6 million for the previous year. This decrease is primarily attributable to the decrease in gross profit.

LOGISTICS SERVICES

      Net sales and other revenue for the three-month period ending April 30, 2004 decreased by 20% or $56 thousand. Net sales and other revenue for the three-month period ending April 30, 2004 totaled $219 thousand compared to $275 thousand for the same period in the previous fiscal year.

      Gross profit decreased by $17 thousand to $18 thousand during the three-month period ending April 30, 2004 compared to $35 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 8.2% for the three-month period ending April 30, 2004 compared to 12.7% for the three month period ended April 30, 2003.

      Operating, general and administrative expenses did not change for the three-month period ending April 30, 2004 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending April 30, 2004 was less than .1% and was also less than .1% during the same three month period ending April 30, 2003.

      Operating income decreased by $15 thousand to $18 thousand for the three-month period ending April 30, 2004 compared to $33 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

DIRECT CUSTOMER SERVICES

      Net sales and other revenue for the three-month period ending April 30, 2004 increased by 16.9% or $914 thousand. Net sales and other revenue for the three-month period ending April 30, 2004 totaled $6.3 million compared to $5.4 million for the same period the previous year.

      Gross profit increased by $310 thousand to $1.1 million in the three-month period ending April 30, 2004 compared to $835 thousand for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 18.1% for the three-month period ending April 30, 2004 compared to 15.4% for the three month period ended April 30, 2003.

      Operating, general and administrative expenses decreased by $60 thousand to $943 thousand for the three-month period ending April 30, 2004 compared to $1.0 million for the same period previous year. This decrease was primarily due to better expense management. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending April 30, 2004 was 14.9% compared to 18.5% for the three month period ended April 30, 2003.

      Operating income (loss) increased by $371 thousand (income) to $202 thousand (income) for the three-month period ending April 30, 2004 compared to $169 thousand (loss) for the same period the previous year.

NINE MONTHS ENDED APRIL 30, 2004 AS COMPARED TO NINE MONTHS ENDED APRIL 30,
2003.

      Net sales and other revenue for the nine months ending April 30, 2004 increased $29.1 million to $247 million compared to $217.9 million for the same period the previous year. The 13% growth was principally attributable to decreased sales to existing customers of $300 thousand and increased sales to new customers of $29.4 million.

      Gross profit for the nine months ending April 30, 2004 increased $2.8 million to $26.5 million compared to $23.7 million for the same period the previous year. This increase is primarily attributable to the increase in net sales and other revenue. Gross profit as a percentage of net sales and other revenue was 10.7% compared to 10.9% for the same period the previous year.

      Operating, general and administrative expenses for the nine months ending April 30, 2004 increased $2.2 million to $21.3 million compared to $19.1 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue were 8.6% compared to 8.8% for the same period the previous year.

      Operating income for the nine months ending April 30, 2004 increased $558 thousand to $5.2 million compared to $4.6 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $2.8 million which was partially offset by the increase in operating, general and administrative expenses of $2.2 million. Interest expense increased from $791 thousand to $835 thousand. The increase is principally related to a higher average balance on the revolving line of credit.

OPERATING SEGMENTS

      The following table summarizes the Company's operations by business segment:

--------------------------------------------------------------------------------
                                            NINE MONTHS ENDED APRIL 30
                                                  (IN THOUSANDS)
                                   ---------------------------------------------
                                            2004                   2003
                                            ----                   ----
NET SALES
    Wholesale Distribution                245,584                 216,331
    Logistics Services                        464                   1,619
    Direct Customer Services               24,638                  18,448
    Eliminations                          (23,723)                (18,512)
                                       ----------              ----------
CONSOLIDATED TOTAL                        246,963                 217,886

COST OF SALES
    Wholesale Distribution                222,129                 195,232
    Logistics Services                        433                   1,521
    Direct Customer Services               21,299                  15,869
    Eliminations                          (23,411)                (18,454)
                                       ----------              ----------
CONSOLIDATED TOTAL                        220,450                 194,168

OPERATING, GENERAL AND
ADMINISTRATIVE EXPENSES
    Wholesale Distribution                 18,222                  16,473
    Logistics Services                          0                       1
    Direct Customer Services                3,101                   2,612
    Eliminations                                0                       0
                                       ----------              ----------
CONSOLIDATED TOTAL                         21,323                  19,086

--------------------------------------------------------------------------------

WHOLESALE DISTRIBUTION

      Net sales and other revenue for the nine month period ending April 30, 2004 increased by 14% or $29.3 million. Net sales and other revenue for the nine month period ending April 30, 2004 totaled $245.6 million compared to $216.3 million for the same nine month period in the prior fiscal year.

      Gross profit increased by $2.4 million to $23.5 million compared to $21.1 million for the same nine month period in fiscal 2003. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 9.6% for the nine month period ending April 30, 2004 compared to 9.8% for the same nine month period in fiscal 2003.

      Operating, general and administrative expenses increased by $1.7 million to $18.2 million for the nine month period ending April 30, 2004 compared to $16.5 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2004 were 7.4% compared to 7.6% for the nine month period ended April 30, 2003.

      Operating income increased by $605 thousand to $5.2 million for the nine month period ending April 30, 2004 compared to $4.6 million for the previous year. This increase is primarily attributable to the increase in gross profit.

LOGISTICS SERVICES

      Net sales and other revenue for the nine month period ending April 30, 2004 decreased by $1.1 million. Net sales and other revenue for the nine month period ending April 30, 2004 totaled $464 thousand compared to $1.6 million for the same period in the previous fiscal year.

      Gross profit decreased by $67 thousand to $31 thousand during the nine month period ending April 30, 2004 compared to $98 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 6.7% for the nine month period ending April 30, 2004 compared to 6.1% for the nine month period ended April 30, 2003.

      Operating, general and administrative expenses did not change for the nine month period ending April 30, 2004 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2004 were less than .1% and were also less than .1% during the same nine month period during fiscal 2003.

      Operating income decreased by $65 thousand to $31 thousand for the nine month period ending April 30, 2004 compared to $96 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

DIRECT CUSTOMER SERVICES

      Net sales and other revenue for the nine month period ending April 30, 2004 increased by 34% or $6.2 million. Net sales and other revenue for the nine month period ending April 30, 2004 totaled $24.6 million compared to $18.4 million for the same period the previous year.

      Gross profit increased by $760 thousand to $3.3 million in the nine month period ending April 30, 2004 compared to $2.6 million for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 13.6% for the nine month period ending April 30, 2004 compared to 14.0% for the nine month period ended April 30, 2003.

      Operating, general and administrative expenses increased by $489 thousand to $3.1 million for the nine month period ending April 30, 2004 compared to $2.6 million for the same period the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2004 were 12.6% compared to 14.2 for the nine month period ended April 30, 2003.

      Operating income (loss) increased by $270 thousand to $237 thousand (income) for the nine month period ending April 30, 2004 compared to $33 thousand (loss) for the same period the previous year.

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

LIQUIDITY AND CAPITAL RESOURCES

      The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. However between March 2002 and June 2003, the Company expended significant funds on various capital expenditures. On March 15, 2002, the Company signed a lease agreement in March 2002 with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania. The initial term of the lease is five years. The Company uses this facility to ship products to its customers in that geographical area of the United States. In June 2003, the Company exercised an option to lease an additional 17,500 square feet of space in the York facility for a total of 87,500 square feet of leased space in York, Pennsylvania.

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

      Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the three month period ended April 30, 2004, there were no additional material commitments for capital expenditures.

      In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company's Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company's subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and U.S. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company's then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614.11 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of April 30, 2004, the Company had $3,426,508 outstanding on the Term Promissory Note.

      On November 26, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into an Extension Agreement to extend the maturity of the revolving line of credit by 60 days in order to negotiate an increase to such line of credit. On December 29, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into a First Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company's revolving line of credit to $25,000,000 and the Company agreed to amend certain of its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note dated December 29, 2003 for $25,000,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on January 1, 2005. The maximum amount which can be borrowed thereunder is $25,000,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate plus 2.70% (the LIBOR Rate). As of April 30, 2004, the variable interest rate at which the Revolving Promissory Note accrued interest was 3.8% and the Company had $17,355,847 outstanding thereunder.

      Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by U.S. Bank on the Company's Omaha facility as well as a first security interest on all accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles. The Amended and Restated Loan Agreement, as amended by the First Amendment, imposes a number of conditions which must be met by the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank's disbursement of loan funds under the Revolving Promissory Note, including, without limitation providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.

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

      OPERATING ACTIVITIES. Net cash consumed by operating activities of $7.4 million for nine months ending April 30, 2003 was primarily attributable to an increase of $13.5 million in receivables and an increase of $16.6 million in inventories. These were partially offset by an increase of $18.1 million in accounts payable. Net cash consumed by operating activities of $8.1 million for the nine months ending April 30, 2004 was primarily attributable to an increase of $7.1 million in receivables and $13.0 million in inventories. These were partially offset by an increase of $10.1 million in accounts payable.

      INVESTING ACTIVITIES. Net cash consumed by investing activities of $2.6 million and for the nine months ending April 30, 2003 was primarily attributable to the purchase of 10 acres of land adjoining the current corporate headquarters in Omaha, Nebraska for $808 thousand plus investments in equipment, including the purchase of office warehouse and computer equipment. Net cash consumed by investing activities of $1.2 million for the nine months ending April 30, 2004 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

      FINANCING ACTIVITIES. Net cash provided by financing activities of $11.1 million for period ending April 30, 2003 was primarily attributable to net loan proceeds of $10.5 million. Net cash provided by financing activities of $6.8 million for period ending April 30, 2004 was primarily attributable to net loan proceeds of $7.6 million.

OFF-BALANCE SHEET ARRANGEMENTS

      At April 30, 2004, the Company did not have any off-balance sheet arrangements.

RELATED PARTY TRANSACTIONS

      In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. See Note 9 to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended July 31, 2003 filed with the SEC.

CRITICAL ACCOUNTING POLICIES

      The Securities and Exchange Commission ("SEC" or the "Commission") recently issued disclosure guidance for "critical accounting policies." The SEC defines "critical accounting policies" as those that require application of management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

      The Company's significant accounting policies are described in Note 2 to the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10K for the year ended July 31, 2003 filed with the SEC. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company's critical accounting policies impacted by judgments, assumptions and estimates.

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

MAJOR CUSTOMER, MAJOR SUPPLIERS AND CREDIT CONCENTRATIONS

      Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 14% of the Company's receivables at April 30, 2004. One customer comprised a significant individual receivable consisting of 16% of the Company's receivables at April 30, 2003. One vendor comprised 32% of all purchases the nine month period ended April 30, 2004.

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

ACCOUNTING CHANGES

      In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 in the first quarter of the fiscal year ending July 31, 2004. The Company's shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder. They are required to be presented as liabilities under the provision of SFAS No. 150 within the long-term liability section on the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company's consolidated presentation of financial position. Shares issued to single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. Single member limited liability companies and sole proprietorships comprised 693 shares at April 30, 2004. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $2,048,375 (see Note 5 to the Condensed, Consolidated Financial Statements).

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

PERFORMANCE OR SECURITY PROBLEMS WITH SYSTEMS COULD DAMAGE BUSINESS

      The Company's customer satisfaction and its business could be harmed if the Company or its suppliers experience any system delays, failures or loss of data. The Company currently processes all of its customer transactions and data at its facilities in Omaha, Nebraska. Although the Company has safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure at either of its distribution facilities could interrupt data processing or result in the loss of stored data. Only some of the Company's systems are fully redundant and although the Company carries business interruption insurance, it may not be sufficient to compensate us for losses that may occur as a result of system failures.

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

      The interest payable on the Company's revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .38 percentage points (a 10% change from the interest rate as of April 30, 2004), assuming no change in the Company's outstanding balance under the line of credit (approximately $17.4 million as of April 30, 2004), the Company's annualized income before taxes and cash flows from operating activities would decline by approximately $66 thousand.

      In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company's Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company's subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and U.S. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company's then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of April 30, 2004, the Company had $3,426,508 outstanding on the Term Promissory Note.

      On November 26, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into an Extension Agreement to extend the maturity of the revolving line of credit by 60 days in order to negotiate an increase to such line of credit. On December 29, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into a First Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company's revolving line of credit to $25,000,000 and the Company agreed to amend certain of its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note dated December 29, 2003 for $25,000,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on January 1, 2005. The maximum amount which can be borrowed thereunder is $25,000,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at April 30, 2004, the variable interest rate at which the Revolving Promissory Note accrued interest was 3.8% and the Company had $17,355,846 outstanding thereunder.

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

      In December 1999, U.S. Bank loaned the Company $1,400,000 to finance the Company's purchase of warehouse equipment and office furniture used to furnish the Omaha facility. The loan is evidenced by a Promissory Note dated December 15, 1999. The note matures January 1, 2005 and accrues interest at a fixed rate of 8.66% per annum. The payment terms provide that the Company pay the loan in 60 monthly payments of $29,032.29. As of April 30, 2004, the Company had $250,985 outstanding under this note.

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

ITEM 2:  CHANGES IN SECURITIES AND USE OF PROCEEDS

      (d) Use of Proceeds:

            On October 19, 1999 the registration statement (Registration No. 333-86629) for the initial public offering of our common stock became effective. The Company registered 500 shares of common stock with an aggregate offering price of $1,500,000 pursuant to this registration statement. On November 8, 2001, the Company filed another registration statement (Registration No. 333-72962) for the public offering of an additional 500 shares of common stock, in addition to the 114 shares previously registered under Registration No. 333-86629 that remain unsold. The Company's current combined offering is for 614 shares of common stock for an aggregate offering price of $1,842,000. Through April 30, 2004, 429 shares of common stock have been sold for an aggregate offering price of $1,287,000.

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

      The net offering proceeds to the Company after deducting the total expenses are $1,069,208 as of April 30, 2004.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5:  OTHER INFORMATION

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

            31.1  Certifications required by Rule 13a-15(e) and 15d-15(e)
            32.1  Section 1350 Certifications.

      (b)   REPORTS ON FORM 8-K

            The Company filed no current reports on Form 8-K during the quarter ended April 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: June 14, 2004                       /s/ Dr. Lionel L. Reilly
                                          --------------------------------------
                                          Dr. Lionel L. Reilly,
                                          President/Chief Executive Officer