Form 10-K
period 2004-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2004-10-29
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the fiscal year ended July 31, 2004; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from ___________ to ____________.

Commission file number: 000-26326

PROFESSIONAL VETERINARY PRODUCTS, LTD.

(Exact name of Registrant as specified in its charter)

Nebraska (State or other jurisdiction of incorporation or organization)	37-1119387 (IRS Employer Identification No.)

10077 South 134th Street Omaha, Nebraska 68138 (402) 331-4440 (Address and telephone number of Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:
None Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

     As of August 31, 2004, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $5,788,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2004, 1,944 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-K FOR THE FISCAL
YEAR ENDED JULY 31, 2004

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

ITEM 1. BUSINESS

Overview

     The Company is a leading wholesale distributor of animal health products to practicing veterinarians and their related businesses. The Company distributes approximately 18,000 different items including biologicals, pharmaceuticals, parasiticides, instruments and equipment. Routinely some 12,000 items are inventoried for immediate shipment. The balance of items are either drop-shipped from the manufacturer to the customer or are special order items. The Company primarily sells branded products as marketed by the major animal health manufacturers and suppliers. The Company does not currently private label any products, but would consider a private label product agreement if there was a decisive competitive advantage for doing such.

     The Company operates through its three operating segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items and accounted for 90% of net sales and other revenue during fiscal year 2004. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segments” below and in Note 13 of the Company’s 2004 Consolidated Financial Statements for quantitative segment information.

     The Company’s business strategy is to be the leading supplier of animal health products to veterinarians and veterinary clinics by offering a complete assortment of items at competitive prices which are supported by superior levels of customer service. The Company believes that this strategy provides it with a competitive advantage by combining the broad product selection with everyday low prices and support from very efficient operations. The shareholder veterinary clinics are able to lower their product acquisition costs which both increases profitability and gives them a competitive market advantage.

     The Company has heavily invested in electronic information systems to maximize efficiencies. All phases of the transactional process are electronically driven. The Company believes this advanced electronic technology will assist in earlier adoption of electronic commerce through the internet by both its customers and suppliers.

Background

     The Company was founded in 1982 by veterinarians whose primary interests were “food animal” related and was chartered on August 2, 1982 as a Missouri corporation. Since January 1, 1983 the Company has operated from various facilities in Omaha, Nebraska. After obtaining shareholder approval, the Company surrendered its Missouri charter and became a Nebraska corporation on September 22, 1999.

     Initially, the Company distributed its products predominately to existing shareholders who were veterinarians or business entities established to deliver veterinary services and/or products in which medical decisions were made by licensed veterinarians. Each shareholder and all of the shareholder’s affiliates were and are limited to ownership of one share of common stock. In fiscal year 2004, net sales and other revenue to non-shareholders totaled $81.6 million or 24% of total net sales and other revenue.

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

     The Company has developed a multi-day inventory management and purchasing techniques seminar for its customers. This seminar is held at either of the two company locations. The customer is trained to better use the Company’s resources and also be increasingly efficient in managing their product and inventory activities.

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

Our Shareholders

     As of July 31, 2004, the Company had 1,952 shareholders, all of whom were veterinarians or veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the southern United Sates. Our shareholders also are our primary customers. No shareholder represented more than 2% of the Company’s total revenues during fiscal year 2004.

     Due to the geographical location of the majority of its shareholders, nearly 48% of the Company’s gross sales are related to products used for the treatment and/or prevention of diseases in food animals. The balance of product sales are for the treatment and/or prevention of diseases in companion animals and equine.

Rebates to Shareholders

     The Company and its shareholders are in a contractual relationship evidenced in the Company’s Amended and Restated Articles of Incorporation (Articles of Incorporation) which requires that all sales of Company products to Company shareholders be at no more than 5% over the cost of the Company as determined by a certified public accountant. Based on this requirement, a certified public accounting firm (not the same firm who was appointed auditors of the Company) annually makes a determination of the shareholder’s product costs. This valuation of the shareholder product costs is then divided by 95% and compared to shareholder sales including any vendor rebates. Amounts in excess of this computation are overcharges which are then rebated back to shareholders by credit memo. Such rebates are made on a pro rata basis to shareholders, based on the aggregate amount of products purchased by each shareholder during the year for which the rebate is made. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements.

     The Company recently modified its policies and procedures relating to the shareholder rebate in order to address concerns regarding late payments by shareholders. Effective August 1, 2003, the determination of the amount rebated back to shareholders by credit memo during any fiscal year will include a review of whether the respective shareholder made timely payments to the Company and whether there are any past due invoices as of the end of the fiscal year. The Company will determine the shareholder’s “average days to pay” which is the number of days past the due date on which the Company receives the shareholder payment. If the average days to pay exceeds 30 days, the amount of the rebate credited back to the shareholder will be reduced according to the Company’s then current reduction percentage policy. If a shareholder has any unpaid amount which is more than 90 days past due as of the fiscal year end, no rebate will be issued to the shareholder for that fiscal year.

Company Subsidiaries

     The Company has two direct wholly-owned subsidiaries: Exact Logistics, LLC and ProConn, LLC. Exact Logistics, LLC and ProConn, LLC both were organized in the State of Nebraska on December 6, 2000 and are limited liability companies that are single member entities and 100% owned by the Company. The purpose of Exact Logistics, LLC is to act as a contract logistics partner to warehouse and ship products. The purpose of ProConn, LLC is to act as a supplier of animal health products directly to the producer and/or consumer. Producers and end users order veterinary products directly from ProConn instead of the manufacturer or supplier and ProConn then sells and delivers the products directly to producers and consumers. ProConn is responsible for all shipping, billing and related services. As part of its business operations, ProConn enters into agreements with “veterinarians of record” pursuant to which ProConn agrees to pay the “veterinarian of record” a percentage of the sale received by ProConn from qualified purchases. The “veterinarian of record” is responsible for providing various services to the producers and consumers, including, without limitation, conducting on-site visits of producers’ facilities, reviewing the producers’ or consumers’ data pertaining to purchases from ProConn, and maintaining compliance with all pharmaceutical-related laws, regulations and any applicable food safety guidelines.

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

Financial Information About Operating Segments

     The sales and operating profits of each operating segment and the identifiable assets attributable to each operating segment for each of the three years in the period ended July 31, 2004 are set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segments” below and in Note 13 of Notes to Consolidated Financial Statements.

Financial Information About Geographic Areas

     All of the Company’s customers are located in the United States. The Company does not export any products outside of the United States. All of the Company’s assets are located within the United States.

MARKETLink

     In August 1999, the Company, American Animal Hospital Association (AAHA) and AAHA Services Corporation (SERVCO) d/b/a MARKETLink, a wholly-owned subsidiary of AAHA, entered into an agreement pursuant to which the Company became the logistics partner for MARKETLink, a buying group and distribution service provided by AAHA to its veterinary clinic members. AAHA’s members include over 13,000 veterinarians in over 7,000 animal hospitals providing veterinary services to companion animals. AAHA established MARKETLink based on a belief that it was possible to improve the purchasing economics of its members’ practices by allowing members to buy animal health products at low average prices while maintaining or exceeding the level of service obtained by existing distributors.

     Under MARKETLink, members of AAHA are able to purchase products directly from MARKETLink at a cost savings. Under the terms of the August 1999 Agreement, SERVCO has certain responsibilities, including, without limitation, marketing the MARKETLink program, determining the mix, price, sales and shipping policies and line of products, and being responsible for all aspects of the credit approval, accounts receivable and collections in connection with the sale of MARKETLink products. The Company’s responsibilities include, without limitation, purchasing and managing the required inventory, paying all accounts payable and complying with other contract terms with manufacturers, suppliers or customers relating to shipping, receiving and billing for MARKETLink products, maintaining sales and service representatives for all in-bound and out-bound telephone sales necessary to process orders, cross-selling alternative products, implementing special promotional programs, and fulfilling and shipping all orders received via the Company’s MARKETLink sales and service representatives or the SERVCO email order entry system, including at the time of shipment an MARKETLink invoice in the shipment.

     In June 2000, the Company purchased a 20% interest in MARKETLink for $1,500,000. After the transaction, the remaining 80% continued to be owned by AAHA. Lionel L. Reilly, the Company’s CEO and President serves on the Board of Directors of SERVCO.

     During the fiscal year ended July 31, 2004, MARKETLink represented approximately 9% of the Company’s total revenues.

Customers and Suppliers

     Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers (excluding MARKETLink) would not have a material adverse effect on our results. Except for MARKETLink, which comprised approximately 9% of the Company’s total revenues during the fiscal year ended July 31, 2004, no single customer accounted for more than 2% of our fiscal 2004 revenues. The Company currently has an agreement with MARKETLink and believes that its relationship with MARKETLink currently is good and will be a long lasting relationship. The Company typically does not enter into long-term contracts with its customers. To offset the loss of any customers, the Company continually seeks to diversify its customer base.

     The changing trends of veterinary medicine has resulted in a gradual shift toward the sale of more “companion animal” products which products account for nearly 52% of the Company’s revenues in fiscal year 2004. Historically, companion animal product related transactions have enjoyed higher margins than sales of food producing animal products. However, as competition increases in the companion animal sector it is likely that margins will begin to erode. We believe there is likely to be consolidation of the many small privately owned veterinary clinics, which will result in an increasing number of larger veterinary practice business units. As a result, the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.

     There are two major types of transactions that affect the flow of products to the Company’s customers. Traditional “buy/sell” transactions account for a significant majority of the Company’s business. In this type of transaction the customer places an order with the Company, which is then picked, packed, shipped, invoiced to the customer, followed by payment from the customer to the Company. There are a few product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product. The manufacturer retains title in accordance with the distribution agreements for these products. Within these agreements the manufacturer determines if any promotional funds or rebates will be given to the Company. Animal health manufacturers create and implement sales promotions for the products they distributed to the veterinarian. These promotions reward the veterinarian for their purchase of certain products or volume of products. The Company submits the relevant purchase data to the manufacturer. The Company is paid or reimbursed by the manufacturer, and the veterinarian receives value pursuant to the terms of the promotion. The “consignment” transactions account for approximately 1 1/2 percent (1.5%) of the Company’s business. The Company inventories these products for the manufacturer but does not pay the manufacturer until the product is sold to the customer and reported to the manufacturer. The Company is responsible for maintaining insurance on the products but the value of the product is not included in the inventory for accounting purposes.

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

     Our two largest vendors comprised 31.1% and 12.9%, respectively of all of the Company’s purchases for fiscal year 2004. One vendor comprised 24.7% of all of the Company’s purchases for fiscal year 2003. Management believes the loss of any major vendor may have a material adverse effect on our results including the loss of one or both of our two largest vendors.

The Animal Health Industry

     A national veterinary organization lists over 22,000 veterinary practices in the United States. There are some 45,700 veterinarians practicing in the various disciplines of veterinary medicine. This survey indicated nearly 76% of the veterinarians in private clinical practice predominately specialize in companion animal medicine.

     We believe, based on industry sources, the U.S. animal health manufacturer sales of biologicals, pharmaceuticals, insecticides and other packaged goods was over $4.4 billion for calendar year 2003. This segment of business in which the Company participates is intended to meet the product and supply needs of the private clinical practice. The actual Compounded Annual Growth Rate for the last 5 years has averaged 2% and is forecasted to remain in the 2% range for the next 5 years.

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

     There are numerous ethical distribution companies operating in the same geographical regions as the Company and competition in this distribution industry is intense. Our competitors include other animal health distribution companies and manufacturers of animal health products who sell directly to veterinarians and veterinary clinics. Most of the animal health distribution competitors generally offer a similar range of products at prices often comparable to the Company’s. The Company seeks to distinguish itself from its competitors by offering a higher level of customer service as well as having its principal customers also as its shareholders/owners. In addition to competition from other distributors, the Company also faces existing and potentially increased competition from manufacturers who distribute some percentage of their products directly to veterinarians. Although the Company competes against direct sales by manufacturers and suppliers, it is often able to compete with such direct sales by adding new value-added services and pricing differentiation.

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

Government Regulation

     Both state and federal government agencies regulate the manufacturing and distribution of certain animal health products such as pharmaceuticals, vaccines, insecticides and certain controlled substances. Our suppliers of these products are typically regulated by one or more of the following federal agencies, the U.S. Department of Agriculture, the Food and Drug Administration (FDA) and the Drug Enforcement Administration (DEA), as well as several state agencies and therefore, the Company is subject, either directly or indirectly, to regulation by the same agencies. Several states and the DEA require the Company to be registered or otherwise keep a current permit or license to handle controlled substances. Manufacturers of vaccines are required by the Department of Agriculture to comply with various storage and shipping criteria and requirements for the vaccines. To the extent the Company distributes such products, the Company must comply with the same Department of Agriculture, FDA and EPA requirements including, without limitation, the storage and shipping requirements for vaccines.

     Several State Boards of Pharmacy require the Company to be licensed in their respective states for the sale of animal health products within their jurisdictions. Some states (as well as certain cities and counties) require the Company to collect sales taxes/use taxes on differing types of animal health products.

     The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements.

Environmental Considerations

     The Company does not manufacture, re-label or in any way alter the composition or packaging of products. All products are distributed in compliance with the relevant rules and regulations as approved by various State and Federal regulatory agencies. The Company’s business practices create no or minimal impact on the environment.

Employees

     As of July 31, 2004 the Company had 307 employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We believe that we have a stable and productive workforce and consider our relationships with our employees to be good.

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

     Management believes that our existing facilities are and will be adequate for the conduct of our business during the next fiscal year.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently a party to any material pending legal proceedings and has not been informed of any claims that could have a material adverse effect on its financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended July 31, 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

     There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On September 30, 2004, there were 1,944 record holders of the Company’s common stock.

     Holders of common stock have no preemptive rights or rights to convert their common stock into any other securities. There are not redemption or sinking fund provisions applicable to the common stock other than redemption by the Company set forth in the Articles of Incorporation and Bylaws. The Company does not have any preferred stock authorized and has not issued any stock options, stock option plans, warrants, or other outstanding rights or entitlements to common stock.

     The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company’s business and therefore does not currently anticipate paying cash dividends in the foreseeable future.

     The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three fiscal years ended July 31.

     During the fiscal year ended July 31, 2004, the Company (including its “affiliated purchasers”) repurchased 37 shares of its common stock as set forth in the following table:

     Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs(2)	Programs(3)
August 1 - August 31, 2003	4	$3,000	—	1,842
September 1 - September 30, 2003	3	$3,000	—	1,850
October 1 - October 31, 2003	6	$3,000	—	1,857
November 1 - November 30, 2003	3	$3,000	—	1,863
December 1 - December 31, 2003	4	$2,500	—	1,872
January 1 - January 31, 2004	3	$3,000	—	1,876
February 1 - February 29, 2004	7	$3,000	—	1,876
March 1 - March 31, 2004	2	$3,000	—	1,889
April 1 - April 30, 2004	0	—	—	1,904
May 1, 2004 - May 31, 2004	1	$3,000	—	1,916
June 1, 2004 - June 30, 2004	1	$3,000	—	1,929
July 1, 2004 - July 31, 2004	3	$3,000	—	1,952
Total:	37	$2,946	—	1,952

     (1) The Company’s Bylaws require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of his, her, or its stock, and under the

Articles of Incorporation, the Company may repurchase shares of any shareholder who is no longer a veterinarian or veterinary clinic or owes money to the Company and fails to make required payments. The redemption amount is the original purchase price of the stock paid by the shareholder. Currently, the price of each share is fixed at $3,000 as provided in the Articles of Incorporation. There is no expiration date.

     (2) Since inception, each shareholder of the Company has been entitled to have his, her, or its share redeemed in accordance with the Articles of Incorporation and Bylaws.

     (3) The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares. Each shareholder of the Company may have his, her, or its share redeemed in accordance with the Articles of Incorporation and Bylaws.

ITEM 6. SELECTED FINANCIAL DATA

     The historical selected financial data set forth below for the five years ended July 31, 2000, 2001, 2002, 2003 and 2004 are derived from the Company’s Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. The financial data for the periods ended July 31, 2004, July 31, 2003 and July 31, 2002 is consolidated and includes accounts of Exact Logistics, LLC and ProConn, LLC from December 6, 2000, the date the Company became the sole member of Exact Logistics, LLC and ProConn, LLC. All amounts are in thousands except per share data.

	2000	2001	2002	2003	2004
	(Restated)	(Restated)
For the Fiscal Year:
Net sales and other revenues	176,275	197,523	239,922	298,919	335,421
Operating income	1,410	1,320	2,143	5,177	5,292
Net income	547	387	1,109	3,214	2,978
Income per share:
Operating income	1,109.40	912.08	1,386.42	2,987.10	4,421.11
Net Income	430.55	267.58	717.14	1,854.47	2,487.77
Common shares outstanding used in the calculation	1,271	1,447	1,546	1,733	1,197
At Fiscal Year End:
Total assets	59,612	50,737	68,634	84,402	84,751
Total long-term obligations	6,013	5,565	5,076	7,972	5,982

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this annual report.

Forward-Looking Statements

     This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors That May Affect Future Results”. Also, these statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or revise these forward-looking statements.

Overview

     Professional Veterinary Products, Ltd. provides distribution services of animal health and companion animal products through three business segments, Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer.

     The Company’s revenues have increased from $63.5 million in fiscal year 1995 to $335.4 million in fiscal year 2004. Initially, the Company distributed its products predominately to existing shareholders. In fiscal year 2004, net sales and other revenue to non-shareholders totaled $81.6 million or 24% of total net sales and other revenue.

     The Company’s Wholesale Distribution segment comprises the majority of its operations, representing 90% of consolidated net sales and other revenue in fiscal 2004. Revenues are primarily earned by effectively distributing products to veterinarians or veterinary practices. The main factor that impacts net sales is the Company’s ability to offer a broad product line through excellent and knowledgeable customer service.

     We expect the trend of increases in sales to continue as we continue to increase the number and type of customer accounts. We will continue our strategy of supporting the food producing animal veterinarian with a broad range of products and value-added services. However, sales in the food producing animal sector are subject to very low margins. In view of the increasing maturity of the food producing animal market, the Company must continue to look for future growth in the companion animal sector. The changing trends of veterinary medicine has resulted in a gradual shift toward the sale of more “companion animal” products which products account for nearly 52% of the Company’s revenues in fiscal year 2004.

     Historically, companion animal product related transactions have enjoyed higher margins than sales of food producing animal products. We believe that as competition increases in the companion animal sector it is likely that margins will begin to erode. We also believe that there is likely to be consolidation of the many small privately owned veterinary clinics, which will result in an increasing number of larger veterinary practice business units. As a result, the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.

Results of Operations

     The following discussion is based on the historical results of operations for fiscal 2004, 2003 and 2002.

Summary Consolidated Results of Operations Table

	July 31, 2004	July 31, 2003	July 31, 2002
Net sales and other revenue	$335,421	$298,919	$239,922
Cost of sales	301,393	268,008	219,851

Gross profit	34,028	30,911	20,071
Operating, general and administrative expenses	28,736	25,734	17,928

Operating income	5,292	5,177	2,143

Interest expense, net	(678)	(308)	(373)
Other income (expense)	113	119	(22)

Income before taxes	4,727	4,988	1,748
Income tax expense	1,749	1,774	639

Net income	$2,978	$3,214	$1,109

Fiscal 2004 Compared to Fiscal 2003:

     Net sales and other revenue for the fiscal year ending July 31, 2004 increased by 12.2% or $36.5 million. Net sales and other revenue for the 2004 fiscal year totaled $335.4 million compared to $298.9 million for the previous fiscal year. The growth was principally attributable to sales to new customers of $42.5 million despite a slight decrease in sales to existing customers of $6.0 million.

     Gross profit consists of net sales and other revenue minus cost of sales before operating expenses, other income (expense), and taxes are deducted. Gross profit increased by $3.1 million to $34.0 million for fiscal year 2004 compared to $30.9 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 10.1% for fiscal 2004 compared to 10.3% for fiscal 2003.

     Operating, general and administrative expense consists mainly of payroll, warehouse operating supplies, insurance, professional fees and other general corporate expenses. Operating, general and administrative expenses increased by $3.0 million to $28.7 million for fiscal year 2004 compared to $25.7 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue remained constant for fiscal 2004 at 8.6%.

     Operating income increased by $115 thousand to $5.3 million for fiscal year 2004 compared to $5.2 million for the previous year. This small increase is primarily attributable to the increase in gross profit while operating, general and administrative expenses only slightly increased.

     Company’s other income (expense) was $565 thousand (expense) for fiscal year 2004 as compared to $189 thousand (expense) for the previous year. In addition, interest income for the period ending July 31, 2004 decreased to $471 thousand as compared to $767 thousand for the same period of the previous year, a decrease of $296 thousand. The decrease was due to a decrease in the finance charged on past due accounts receivable. Interest income was partially offset by additional interest expense of $74 thousand to $1.1 million which was due principally on outstanding debt.

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

     Gross profit consists of net sales and other revenue minus cost of sales before operating expenses, other income (expense), and taxes are deducted. Gross profit increased by $10.8 million to $30.9 million compared to $20.1 million for the previous fiscal year. This increase was primarily due to the increase in revenue plus a reduction in outbound freight costs. Gross profit as a percentage of total revenue was 10.3% for fiscal 2003 compared to 8.4% for fiscal 2002.

     Operating, general and administrative expense consists mainly of payroll, warehouse operating supplies, insurance, professional fees and other general corporate expenses. Operating, general and administrative expenses increased by $7.8 million to $25.7 million for fiscal year 2003 compared to $17.9 million for the previous year. This increase was primarily due to support the increase in revenue plus expenses associated with the additions of the York Pennsylvania warehouse and ProConn LLC. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2003 was 8.6% compared to 7.5% for fiscal 2002.

     Operating income increased by $3.1 million to $5.2 million for fiscal year 2003 compared to $2.1 million for the previous year. This increase is primarily attributable to the increase in gross profit despite the increase in operating, general and administrative expenses.

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

     Company’s other income (expense) was $395 thousand (expense) for fiscal year 2002 as compared to $626 thousand (expense) for the previous year. In addition, interest expense for the period ending July 31, 2003 decreased to $850 thousand as compared to $1.0 million for the same period of the previous year — a decrease of $156 thousand. The reduction was due to a decrease in the interest rate charged on the Company’s revolving line of credit.

Contractual obligations and commitments

     The Company’s contractual obligations (in thousands) at July 31, 2004 mature as follows:

	PAYMENTS DUE BY PERIOD
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Loans payable to banks	$10,174	$10,174	$—	$—	—
Capital lease commitments	187	117	70	—	—
Operating lease commitments	2,478	979	1,488	11	—
Long-term debt obligations (including current portion)	7,795	1,883	2,928	2,984	—

Total contractual obligations	$20,634	$13,153	$4,486	$2,995	—

     In addition, the Company’s Articles of Incorporation require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5.7 million as of July 31, 2004.

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

     The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Previously, the Company disclosed one reportable segment. See Note 13 of the Company’s 2004 Consolidated Financial Statements for additional quantitative segment information.

     The following table summarizes the Company’s operations by business segment:

	Year Ended
	July 31, 2004	July 31, 2003	July 31, 2002
		(in thousands)
NET SALES AND OTHER REVENUE
Wholesale Distribution	$333,290	$297,007	$239,778
Logistics Services	1,246	2,076	2,578
Direct Customer Services	31,479	24,223	954
Eliminations	(30,594)	(24,387)	(3,388)

Consolidated Total	$335,421	$298,919	$239,922

COST OF SALES
Wholesale Distribution	303,248	269,582	219,841
Logistics Services	1,190	1,955	2,542
Direct Customer Services	27,325	20,842	882
Eliminations	(30,370)	(24,371)	(3,414)

Consolidated Total	$301,393	$268,008	$219,851

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
Wholesale Distribution	24,692	22,245	17,794
Logistics Services	—	1	1
Direct Customer Services	4,044	3,488	133
Eliminations	—	—	—
Consolidated Total	$28,736	$25,734	$17,928

BUSINESS SEGMENT ASSETS
Wholesale Distribution	$84,128	$83,842	$68,597
Logistics Services	248	192	640
Direct Customer Services	666	394	2,401
Eliminations	(291)	(26)	(3,004)

Consolidated Total	$84,751	$84,402	$68,634

Operating Segments: Fiscal 2004 Compared to Fiscal 2003

Wholesale Distribution

     Net sales and other revenue for the fiscal year ending July 31, 2004 increased by 12.2% or $36.3 million. Net sales and other revenue for the 2004 fiscal year totaled $333.3 million compared to $297 million for the previous fiscal year.

     Gross profit increased by $2.6 million to $30 million for fiscal year 2004 compared to $27.4 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 9.0% for fiscal 2004 compared to 9.2% for fiscal 2003.

     Operating, general and administrative expenses increased by $2.4 million to $24.7 million for fiscal year 2004 compared to $22.2 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2004 remained constant at 7.4%.

     Operating income increased by $170 thousand to $5.4 million for fiscal year 2004 compared to $5.2 million for the previous year. This increase is primarily attributable to the increase in gross profit less the increase in operating, general and administrative expenses.

     Assets increased by $286 thousand to $84.1 million for fiscal year 2004 compared to $83.8 million for the previous year. This increase was primarily due to an increase in inventories and other assets which were partially offset by a decrease in cash and accounts receivable.

Logistics Services

     Net sales and other revenue for the fiscal year ending July 31, 2004 decreased by 40% or $830 thousand. Net sales and other revenue for the 2004 fiscal year totaled $1.2 million compared to $2.1 million for the previous fiscal year.

     Gross profit decreased by $65 thousand to $56 thousand compared to $121 thousand for the previous fiscal year. Gross profit as a percentage of total revenue was 4.5% for fiscal 2004 compared to 5.8% for fiscal 2003.

     Operating, general and administrative expenses decreased by $1 thousand to $0 for fiscal year 2004 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2004 was less than 1%, fiscal 2003 was also less than 1%.

     Operating income decreased by $64 thousand to $56 thousand for fiscal year 2004 compared to $120 thousand for the previous year. This decrease is primarily attributable to the decrease in gross profit.

     Assets increased by $56 thousand to $248 thousand for fiscal year 2004 compared to $192 thousand for the previous year. This increase was primarily due to an increase in accounts receivable.

Direct Customer Services

     Net sales and other revenue for the fiscal year ending July 31, 2004 increased by 30% or $7.3 million. Net sales and other revenue for the 2004 fiscal year totaled $31.5 million compared to $24.2 million for the previous fiscal year.

     Gross profit increased by $773 thousand to $4.2 million compared to $3.4 million for the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 13.2% for fiscal 2004 compared to 14.0% for fiscal 2003.

     Operating, general and administrative expenses increased by $556 thousand to $4 million for fiscal year 2004 compared to $3.5 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for fiscal 2004 were 12.8% vs. 14.4% for fiscal 2003.

     Operating income increased by $219 thousand to $111 thousand for fiscal year 2004 compared to $108 thousand (loss) for the previous year. This increase is primarily attributable to the increase in gross profit while operating, general and administrative expenses increased to a lesser degree.

     Assets increased by $272 thousand to $666 thousand for fiscal year 2004 compared to $394 thousand for the previous year. This increase was primarily due to an increase in accounts receivable.

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

     Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the year end, July 31, 2004, there were no additional material commitments for capital expenditures.

     In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company’s Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and US. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614.11 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of July 31, 2004, the Company had $3,244,892 outstanding on the Term Promissory Note.

     On November 26, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into an Extension Agreement to extend the maturity of the revolving line of credit by 60 days in order to negotiate an increase to such line of credit. On December 29, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into a First Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit to $25,000,000 and the Company agreed to amend certain of its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note dated December 29, 2003 for $25,000,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on January 1, 2005. The maximum amount which can be borrowed thereunder is $25,000,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate plus 2.70% (the LIBOR Rate). As of July 31, 2004, the variable interest rate at which the Revolving Promissory Note accrued interest was 4.2% and the Company had $10,173,597 outstanding thereunder.

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

     For the fiscal year ending July 31, 2002, net cash provided by operating activities of $219 thousand was primarily attributable to increases of $1.4 million in accounts receivable and $14.6 million in inventories. These were partially offset by an increase of $13.2 million in accounts payable. For the fiscal year ending July 31, 2003, net cash consumed by operating activities of $1.9 million was primarily attributable to an increase of $7.2 million in accounts receivable and $1.8 million in inventories. These were partially offset by an increase of $1.5 million in accounts payable. For the fiscal year ending July 31, 2004, net cash provided by operating activities of $121 thousand was primarily attributable to decreases of $1.5 million in accounts receivable and $1.1 million in accounts payable. These were partially offset by an increase of $1.9 million in inventories.

     Net cash consumed by investing activities of $1.8 million in fiscal year ending July 31, 2002 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. These investments in equipment were mainly in the new distribution center in York, Pennsylvania. Net cash consumed by investing activities of $2.5 million in fiscal year ending July 31, 2003 was primarily attributable to investments in land, equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.4 million in fiscal year ending July 31, 2004 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

     In the fiscal year ending July 31, 2002, net cash provided by financing activities of $2.3 million was primarily attributable to an increase of $2.2 million in loan proceeds, and $133 thousand from net proceeds from issuance of common stock. In the fiscal year ending July 31, 2003, net cash provided by financing activities of $7.4 million was primarily attributable to an increase of $6.6 million in loan proceeds, and $797 thousand from net proceeds from issuance of common stock. In the fiscal year ending July 31, 2004, net cash consumed by financing activities of $544 thousand was primarily attributable to a decrease of $944 thousand in loan proceeds, and $400 thousand from net proceeds from the issuance of shares subject to mandatory redemption and the issuance of common stock.

     The Company’s Articles of Incorporation prohibit shareholders from selling, assigning, or otherwise transferring their common stock to any person or entity, other than to the Company. The Company is required to by its Articles of Incorporation to repurchase shares of common stock within ninety (90) days of receiving written notice from the shareholder requesting redemption of his, her, or its stock. The redemption amount is the original purchase price of the stock paid by the stockholder. The Company was contingently liable for $5.7 million as of July 31, 2004.

Inflation

     Most of our operating expenses are inflation-sensitive with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on employee wages and costs of products. We historically have limited the effects of inflation through certain cost control efforts.

Off-Balance Sheet Arrangements

     At July 31, 2004, the Company did not have any off-balance sheet arrangements.

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

Major Customer, Major Suppliers and Credit Concentrations

     Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 11.3% of the Company’s receivables at July 31, 2004. One customer comprised a significant individual receivable consisting of 14.4% of the Company’s receivables at July 31, 2003. Two vendors comprised 31.1% and 12.9% of all purchases for fiscal year 2004. One vendor comprised 24.7% of all purchases for fiscal year 2003.

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

     Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense for the years ended July 31, 2004, 2003, and 2002, is included in interest expense on the Consolidated Statements of Income.

New Accounting Pronouncements

     In January 2003, the FASB issued FASB Interpretation Number 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51,” (“FIN 46”). A revision of FIN 46 was issued in December 2003. The revised FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the effective date for the provisions of FIN 46 has been deferred to periods ending after March 15, 2004. Effective January 31, 2004, the Company adopted FIN 46. This standard does not effect the Company’s financial position, cash flows or results of operation.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 beginning in the first quarter of fiscal 2004. This standard does not effect the Company’s financial position, cash flows or results of operation.

     In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 during the first quarter of the current fiscal year. The Company’s shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder at the price the shareholder paid for the share. These shares are presented as liabilities under the provision of SFAS No. 150 within the long-term liability section on the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company’s consolidated presentation of financial position. Single member limited liability companies and sole proprietorships comprised 716 shares at July 31, 2004. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $2.1 million.

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

Failure to Manage Growth Could Impair Our Business

     Our business has grown rapidly. Our revenues increased from $63.5 million in fiscal 1995 to $335 million in fiscal 2004. During that same period we have significantly expanded our operations in the United States. Our number of employees increased by approximately 240 individuals during this period.

     It is difficult to manage this rapid growth, and our future success depends on our ability to implement and/or maintain:

•	Sales and marketing programs

•	Customer support programs

•	Current product and service lines

•	Technological support which equals or exceeds our competitors

•	Recruitment and training of new personnel

•	Operational and financial control systems

     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and to expand the training of our work force.

     If we are not able to manage the rapid growth, there is a risk our customer service quality could deteriorate, which may in turn lead to decreased sales. This could impact our shareholders in two ways – the ability to obtain products from the Company could be negatively affected and the Company’s profits could decrease.

Loss of Key Personnel Could Hurt Our Business

     Our future success depends to a significant extent on the skills, experience and efforts of Company President and Chief Executive Officer, Dr. Lionel Reilly, and key members of his staff. The loss of any or all of these individuals could damage our business. In addition, we must continue to develop and retain a core group of individuals if we are to realize our goal of continued expansion and growth. We cannot assure you that we will be able to do so.

     In addition, our products and services are specialized in nature. In general, only highly qualified and trained individuals have the necessary skills to market our products and provide our services. We face intense competition for the hiring of these professionals. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would damage our business. We do not generally enter into employment agreements requiring these employees to continue in our employment for any period of time. However, we have an employment agreement with Dr. Reilly, which automatically renews for successive one year periods unless terminated by either party. For additional information, see “Employment Agreement.”

There is No Market for Our Stock and the Value of the Stock Will Not Increase

     There has been no established public trading market for our common stock prior to this offering, and there will be no established public trading market after this offering. Sales are limited to licensed veterinarians/veterinary clinics — our common stock will not be sold, assigned, or otherwise transferred to anyone else. The price of each share is fixed at $3,000, as provided in our Articles of Incorporation. A share will not increase in value. If a shareholder wishes to redeem his/her share, the shareholder must sell it to the Company and will receive only the amount he or she paid for the share. Shares may not be sold, assigned, or otherwise transferred by a shareholder to anyone other than the Company.

It is Unlikely We Will Pay Dividends

     Some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock. While our Articles of Incorporation and Bylaws approved by the Company shareholders allow the payment of dividends, we currently intend to retain any future earnings for funding growth of our business, and therefore, we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our loan agreements prohibit us from paying such dividends.

We Rely on Strategic Relationships to Generate Revenue

     To be successful, we must establish and maintain strategic relationships with leaders in the manufacturing industry. This is critical to our success because we believe that these relationships will enable us to:

•	Extend the reach of our distribution and services to the various participants in the veterinary industry

•	Obtain specialized expertise

•	Generate revenue

     Entering into strategic relationships is complicated because some of our current and future manufacturers are potential strategic partners and these manufacturers may decide to compete with us in the future. In addition, we may not be able to establish relationships with key participants in the veterinary distribution industry if we have established relationships with competitors of these key participants. Consequently, it is important that we are perceived as independent of any particular customer or partner.

     Some of our agreements with manufacturers run for one year. We may not be able to renew our existing agreements on favorable terms, or at all. If we lose the right to distribute products under such agreements, we may lose access to certain of our products and lose a competitive advantage. Potential competitors could sell products from manufacturers that we fail to continue with and erode our market share.

Performance or Security Problems With Our Systems Could Damage Our Business

     Our information systems are dependent on third party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Though we have implemented redundant systems and security measures, our customer satisfaction and our business could be harmed if we or our suppliers experience any system delays, failures, loss of data, outages, computer viruses, break-ins or similar disruptions. We currently process all our customer transactions and data at our facilities in Omaha, Nebraska. Although we have safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure at either of our distribution facilities could interrupt data processing or result in the loss of stored data. This may result in the loss of customers or a reduction in demand for our services. Only some of our systems are fully redundant and although we do carry business interruption insurance, it may not be sufficient to compensate us for losses that may occur as a result of system failures. If disruption occurs, only profitability and results of operations may suffer.

We Face Significant Competition

     The market for veterinary distribution services is intensely competitive, rapidly evolving and subject to rapid technological change. Some of our competitors have comparable product lines, technical experience and financial resources. These organizations may be better known and have more customers than us. We may be unable to compete successfully against these organizations.

     Many of our competitors have distribution strategies that directly compete with us. We have many competitors including:

•	Walco International, Inc.

•	The Butler Company

•	Lextron Animal Health, Inc.

•	MWI Veterinary Supply Co.

•	J. A. Webster, Inc. d/b/a Webster Veterinary Supply

     In addition, we expect that companies and others specializing in the veterinary products industry will offer competitive products. Some of our large manufacturers/suppliers may also compete with us through direct marketing and sales of their products. Increased competition could result in:

•	price reductions, decreased revenue, and lower profit margins;

•	loss of market share; and

•	increased marketing expectations.

These and other competitive factors could materially and adversely affect the Company’s results of operations.

Changes in the Veterinary Distribution Industry Could Adversely Affect Our Business

     The veterinary distribution industry is subject to changing political, economic and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and the Company is subject to regulation, either directly or indirectly, by the US Department of Agriculture, the Food and Drug Administration (FDA) and the Drug Enforcement Administration (DEA). To the extent the political party in power changes, whether in the executive or legislative branch, the regulatory stance these agencies take could change. Our suppliers are subject to regulation by the Department of Agriculture, the FDA and the Environmental Protection Agency, and material changes to the applicable regulations could affect the suppliers ability to manufacture certain products which could adversely impact the Company’s product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers’ financial positions which could lead to decreased sales.

     These factors affect our purchasing practices and operation of our business. Some of our competitors are consolidating to create integrated delivery systems with greater market presence. These competitors may try to use their market power to negotiate price reductions with the manufacturers. If we were forced to reduce our prices, our operating results would suffer. As the veterinary distribution industry consolidates, competition for customers will become more intense.

You May be Forced to Sell Your Shares Back to the Company

     As a shareholder, you may be forced to sell your share of stock back to the Company under certain circumstances. In the event of your death, the Company must repurchase your share of stock at the price you paid for such share of stock. Further, in the event that you are no longer qualified to own the Company stock, you must sell the share of stock back to the Company, which will repurchase the share at the price you paid for such share of stock. We also have the option to repurchase our stock if a shareholder owes money to us and fails to make payments by the due date at the price the shareholder paid for the stock.

We May Lack the Funds to Repurchase all of the Shares

     As a shareholder you are not permitted to sell, assign, or otherwise transfer your share of stock except back to the Company. The shareholder must give the Company written notice of the proposed sale and we will repurchase the share of stock within ninety days of receiving such written notice, at the price the shareholder paid for the share. The Company must also repurchase the share of stock in the event of a shareholder’s death, at the price the shareholder paid for such share of stock. Further, in the event a shareholder is no longer qualified to own the Company stock, the shareholder must sell the share of stock back to the Company, which will repurchase the share at the price paid by the shareholder for such share of stock. If substantially all the shareholders wish to sell their shares or no longer become qualified to own the Company stock, we will be required to repurchase a large number of shares, which may divert financial resources that would otherwise be used for operations and business.

     In addition, if a significant majority of the shareholders want to sell their shares at the same time, there is a risk we would not have enough financial resources to repurchase all outstanding shares within the ninety days. If we lack adequate funds to repurchase all the shares, you would have no other means of selling your interest.

Investors May Fail to Pay the Installment Payments

     An investor may choose from two payment plans: (1) one payment for the full $3,000 cost of the share; or (2) three installments of $1,000 each, with the second and third installments due thirty and sixty days after the first installment is paid. It is possible investors may fail to pay all or a portion of the installment payments when due, thereby depriving the Company of the anticipated offering proceeds.

We May Not Be Able To Raise Needed Capital In the Future

     To the extent that our existing sources of cash, plus any cash generated from operations, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your percentage of ownership in us would be reduced. Holders of debt would have rights, preferences or privileges senior to those you possess as a holder of our common stock. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. In addition, if we borrow money, we will incur interest charges, which could negatively impact our profitability.

Our Substantial Leverage Could Harm Our Business By Limiting Our Available Cash and Our Access To Additional Capital

     As of July 31, 2004, our total long-term debt (excluding current portions) was approximately $6 million, and we had $10.2 million outstanding under our revolving credit facility and an additional

$14.8 million of borrowing capacity available under such facility. Our degree of leverage could have important consequences for you, including the following:

•	it may limit our and our subsidiaries’ ability to obtain additional financial for working capital, capital expenditures, debt service requirements, or other purposes on favorable terms or at all;

•	a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and thus will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	we may be more vulnerable than a less leveraged company to a downturn in a general economic conditions or in our business; or

•	we may be unable to carry out capital spending that is important to our growth.

     Our debt agreements contain restrictions that limit our flexibility in operating our business. Our credit agreements contain a number of covenants, among other things, that restrict our and our subsidiaries’ ability to incur additional indebtedness; pay dividends or make other distributions; make certain investments; use assets as security in other transactions; and sell certain assets or merger with or into other companies. In addition, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with these provisions, and we or our subsidiaries may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under our credit agreement and the lenders could elect to declare all amounts borrowed under the applicable agreement, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the notes.

Our Variable Rate Indebtedness Subjects Us To Interest Rate Risk, which Could Cause Our Debt Service Obligations To Increase Significantly

     Certain of our borrowings, primarily borrowings under our revolving line of credit, are at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt for the year ended July 31, 2004 was approximately $10.2 million and our interest expense was $542 thousand. A 1% increase in the average interest rate would increase future interest expense by approximately $129 thousand per year assuming an average outstanding balance under the revolving line of credit of $14 million.

We Rely Substantially On Third-Party Suppliers, and the Loss Of Products or Delays In Product Availability From One Or More Third-Party Supplier Could Substantially Harm Our Business

     We must contract for the supply of current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.

     We often purchase products from our suppliers under agreements that are of limited duration or can be terminated on a periodic basis. There can be no assurance, however, that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:

•	If an existing agreement expires or a certain product line is discontinued, then we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer unless we are able to find an alternate supply of a similar product.

•	Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which would create an increased drain on our financial resources and liquidity.

•	If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This could require us to seek or fund new sources of supply.

•	We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality items could damage our reputation with our customers.

•	Some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, DEA and other federal and state agencies for compliance with strictly enforced regulations, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

     Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs, damage our reputation with our customers due to factors such as poor quality goods or delays in order fulfillment, resulting in our being unable to effectively sell our products and substantially harm our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .42 percentage points (a 10% change from the interest rate as of July 31, 2004), assuming no change in the Company’s outstanding balance under the line of credit (approximately $10.2 million as of July 31, 2004), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $43 thousand.

     In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company’s Revolving Credit Agreement with U.S. Bank dated December 1, 2001 in its entirety and to establish a revolving line of credit facility and a term loan facility and to add the Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC as borrowers. As part of this amendment and restatement, the Company, ProConn, Exact Logistics and US. Bank entered into an Amended and Restated Loan Agreement dated May 12, 2003 and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan. The Company, ProConn, Exact Logistics and U.S. Bank entered into a Term Promissory Note dated May 12, 2003 in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note. The Term Promissory Note matures June 1, 2008. The payment terms for the Term Promissory Note provide that the Company make interest payments of $614.11 per day from May 12, 2003 through May 31, 2003. Thereafter, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of July 31, 2004, the Company had $3,244,892 outstanding on the Term Promissory Note.

     On November 26, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into an Extension Agreement to extend the maturity of the revolving line of credit by 60 days in order to negotiate an increase to such line of credit. On December 29, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into a First Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit to $25,000,000 and the Company agreed to amend certain of its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note dated December 29, 2003 for $25,000,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note. The Revolving Promissory Note matures on January 1, 2005. The maximum amount which can be borrowed thereunder is $25,000,000. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate plus 2.70% (the LIBOR Rate). As of July 31, 2004, the variable interest rate at which the Revolving Promissory Note accrued interest was 4.2% and the Company had $10,173,597 outstanding thereunder.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See “Item 15. Exhibits and Financial Statement Schedules” for the Company’s Financial Statements, and the notes thereto, Supplementary Data, and the financial statement schedules filed as part of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There has been no change in accountants during our two most recent fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

     During the quarter ended July 31, 2004, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

Limitations on the Effectiveness of Controls

     The Company has confidence in its internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer and Chief Financial Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issuers and instances of fraud, if any, within the Company have been detected.

ITEM 9B. OTHER INFORMATION

     The Registrant is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter ended July 31, 2004.

PART III

     Incorporated by reference in Items 10, 11, 12, 13, and 14 below are certain sections of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after July 31, 2004.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled “Proposal: Election of Directors”, “Information About Directors and Executive Officers” and “Section 16(b) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2004.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled “Information About Directors and Executive Officers — Executive Compensation”, of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the “Information About Directors and Executive Officers—Certain Transactions” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled the “Information About Directors and Executive Officers—Audit Fees” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following financial statements are filed as part of this report:

To the Audit Committee
Professional Veterinary Products, Ltd.
Omaha, Nebraska

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Quick & McFarlin, P.C.
Quick & McFarlin, P.C.
Omaha, Nebraska
October 7, 2004

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
July 31, 2004 and 2003
(in thousands, except share data)

	July 31,	July 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$2,545	$4,346
Accounts receivable, less allowance for doubtful
accounts $821 and $760, respectively	22,117	22,718
Accounts receivable, related parties	3,248	4,133
Inventory, less allowance for obsolete inventory $129 and $0, respectively	40,682	38,817
Deferred tax asset	952	343
Other current assets	836	489

Total current assets	70,380	70,846

NET PROPERTY AND EQUIPMENT	10,321	10,298

OTHER ASSETS
Intangible assets, less accumulated amortization $12 and $10, respectively	13	15
Intangible retirement asset	1,326	1,334
Investment in unconsolidated affiliates	1,720	1,583
Cash value life insurance	728	295
Deposits on property and equipment	263	31

Total other assets	4,050	3,258

TOTAL ASSETS	$84,751	$84,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$10,174	$9,765
Current portion of long-term debt and capital lease obligation	2,000	1,363
Accounts payable	45,216	46,154
Accounts payable, related parties	840	1,022
Other current liabilities	3,815	4,897

Total current liabilities	62,045	63,201

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	5,982	7,972
Accrued retirement benefits, less current portion	1,326	1,334
Deferred tax liability	457	332
Shares subject to mandatory redemption, $1 par value; issued and outstanding 716 shares and 0 shares, respectively	2,110	—

Total long-term liabilities	9,875	9,638

TOTAL LIABILITIES	71,920	72,839

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 11
STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and
outstanding 1,236 shares and 1,845 shares, respectively	1	2
Paid-in capital	3,635	5,344
Retained earnings	9,195	6,217

Total stockholders’ equity	12,831	11,563

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,751	$84,402

     The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Years Ended July 31, 2004, 2003 and 2002
(in thousands, except per share amounts)

	July 31,	July 31,	July 31,
	2004	2003	2002
NET SALES AND OTHER REVENUE	$335,421	$298,919	$239,922
COST OF SALES	301,393	268,008	219,851

Gross profit	34,028	30,911	20,071
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	28,736	25,734	17,928

Operating income	5,292	5,177	2,143

OTHER INCOME (EXPENSE)
Interest income	471	767	477
Interest expense	(1,149)	(1,075)	(850)
Equity in earnings of unconsolidated affiliate	137	92	(22)
Other	(24)	27	—

Other expense — net	(565)	(189)	(395)

Income before taxes	4,727	4,988	1,748
Income tax expense	1,749	1,774	639

NET INCOME	$2,978	$3,214	$1,109

EARNINGS PER COMMON SHARE	$2,487.77	$1,854.47	$717.14

Weighted average common shares outstanding	1,197	1,733	1,546

SUPPLEMENTAL INFORMATION
Net sales and other revenue — related parties	$33,718	$27,325	$17,782
Purchases — related parties	$15,616	$14,908	$14,890

     The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2004, 2003 and 2002
(in thousands, except common shares issued)

	Common		Additional
	Shares	Common	Paid-in	Retained
	Issued	Stock	Capital	Earnings	Total
BALANCE AT JULY 31, 2001 (restated)	1,534	$2	$4,415	$1,894	$6,311
Issuance of stock	36	—	108	—	108
Redemption of stock	(26)	—	(77)	—	(77)
Net change in Accounts receivable, stock	—	—	101	—	101
Net Income	—	—	—	1,109	1,109

BALANCE AT JULY 31, 2002	1,544	2	4,547	3,003	7,552
Issuance of stock	330	—	990	—	990
Redemption of stock	(29)	—	(87)	—	(87)
Net change in Accounts receivable, stock	—	—	(106)	—	(106)
Net Income	—	—	—	3,214	3,214

BALANCE AT JULY 31, 2003	1,845	2	5,344	6,217	11,563
Issuance of stock	144	—	432	—	432
Redemption of stock	(37)	—	(109)	—	(109)
Net change in Accounts receivable, stock	—	—	77	—	77
Net Income	—	—	—	2,978	2,978
Reclassification of shares subject to mandatory redemption	(716)	(1)	(2,109)	—	(2,110)

BALANCE AT JULY 31, 2004	1,236	$1	$3,635	$9,195	$12,831

     The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

	July 31,	July 31,	July 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,978	$3,214	$1,109

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,105	1,105	619
(Gain) loss on sale of property	24	(27)	—
Equity in loss (income) from affiliate	(137)	(92)	22
(Increase) decrease in:
Receivables	1,486	(7,158)	(1,419)
Inventory	(1,865)	(1,826)	(14,649)
Deferred tax asset	(609)	(118)	(109)
Other current assets	(347)	(453)	216
Cash value life insurance	(433)	(227)	(35)
Other assets	(4)	(16)	—
Increase (decrease) in:
Accounts payable	(1,120)	1,488	13,202
Other current liabilities	(1,082)	2,314	1,051
Deferred tax liability	125	(90)	212

Total adjustments	(2,857)	(5,100)	(890)

Net cash provided (consumed) by operating activities	121	(1,886)	219

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,150)	(2,546)	(1,839)
Proceeds from sale of assets	—	41	—
Deposits on property and equipment	(228)	(15)	—

Net cash consumed by investing activities	(1,378)	(2,520)	(1,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	409	2,868	2,603
Proceeds from long-term debt	—	4,000	—
Proceeds from capital lease obligation	—	343	—
Payments of long-term debt and capital lease obligation	(1,353)	(580)	(449)
Net proceeds from issuance of shares subject to mandatory redemption	117	—	—
Net proceeds from issuance of common stock	283	797	133

Net cash provided (consumed) by financing activities	(544)	7,428	2,287

Net increase (decrease) in cash	(1,801)	3,022	667
Cash at beginning of year	4,346	1,324	657

Cash at end of year	$2,545	$4,346	$1,324

Supplemental disclosure of cash flow information:
Interest paid	$1,139	$1,045	$859

Income taxes paid	$3,866	$876	$86

     The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

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

     Accounts Receivable – The accounts receivable arise in the normal course of business and are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. The allowance for doubtful accounts was $821 and $760 for 2004 and 2003, respectively.

     Inventory – Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method. The reserve for inventory obsolescence was $129 and $0 for 2004 and 2003, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     Property, Equipment and Depreciation – Property and equipment are stated at cost. Depreciation expense was $1,103, $952 and $604 for 2004, 2003 and 2002, respectively. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Building Furniture, fixtures and equipment Computer equipment Software	40 years 7 years 5 years 3-5 years

     Leasehold improvements are amortized over the shorter of the remaining term of the lease or the useful life of the improvement utilizing the straight-line method. Major additions and betterments that extend the useful lives of property and equipment are capitalized and depreciated over their estimated useful lives. Expenditures for maintenance and repairs are charged to expense as incurred. Property and equipment are reviewed annually for impairment in accordance with Statement of Financial Accounting Standard (SFAS) No. 121.

     Capitalized Leases – Property under capital leases is amortized over the lives of the respective leases. Amortization of capital leases is included in depreciation expense.

     Goodwill and Other Intangible Assets – Beginning August 1, 2002, all goodwill amortization ceased in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior business purchase combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and the liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. For further discussion of the Company’s adoption of SFAS No. 142, see Note 12 to the consolidated financial statements.

     Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. The original trademark subject to amortization was $5. Accumulated amortization was $1 for 2004 and 2003. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. The original loan origination fee subject to amortization was $20. Accumulated amortization was $11 and $9 for July 31, 2004 and 2003, respectively. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense of $2, for the years ended July 31, 2004, 2003, and 2002, is included in interest expense on the Consolidated Statements of Income. The estimated aggregate amortization expense for the five succeeding fiscal years is $9.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     The following schedule reflects net income adjusted to exclude goodwill and other intangible asset amortization and impairment charges for the years ended July 31:

	2004	2003	2002
Net income as reported	$2,978	$3,214	$1,109
Impairment charge	—	151	—
Amortization, net of taxes	—	—	79

Pro forma net income	$2,978	$3,365	$1,188

Earnings per share as reported	$2,487.77	$1,854.47	$717.14
Impairment charge	—	87.21	—
Amortization, net of taxes	—	—	50.88

Pro forma net earnings per share	$2,487.77	$1,941.68	$768.02

     Long-Lived Assets – SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated fair market value to the recorded value of the asset. No current impairment exists and none have been recognized.

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

     Advertising – The Company expenses advertising costs as incurred. Advertising expense was $64, $46 and $32 for 2004, 2003 and 2002, respectively.

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
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     Major Customer, Major Suppliers and Credit Concentrations– Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 11.3% and 14.4% of the Company’s receivables at July 31, 2004 and 2003, respectively. Two vendors comprised 31.1% and 12.9% of all purchases for fiscal year 2004. One vendor comprised 24.7% of all purchases for fiscal year 2003.

     Earnings Per Share – SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,197, 1,733 and 1,546 for 2004, 2003 and 2002, respectively.

     Accounting Changes – In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 during the first quarter of the current fiscal year. The Company’s shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder at the price the shareholder paid for the share. These shares are presented as liabilities under the provision of SFAS No. 150 within the long-term liability section on the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company’s consolidated presentation of financial position. Single member limited liability companies and sole proprietorships comprised 716 shares at July 31, 2004. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $2,110 (see Note 6).

     Recent Accounting Pronouncements – In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS No. 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. Our disclosure in this note reflects the revised requirements under SFAS No. 132 (revised). This standard does not effect the Company’s financial position, cash flows or results of operation.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

     In January 2003, the FASB issued FASB Interpretation Number 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51, (“FIN 46”). A revision of FIN 46 was issued in December 2003. The revised FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the effective date for the provisions of FIN 46 has been deferred to periods ending after March 15, 2004. Effective January 31, 2004, the Company adopted FIN 46. This standard does not effect the Company’s financial position, cash flows or results of operation.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company adopted SFAS No. 149 beginning in the first quarter of fiscal 2004. This standard does not effect the Company’s financial position, cash flows or results of operation.

     Reclassifications – Certain prior year amounts have been reclassified to conform to the July 31, 2004 presentation. Such reclassifications had no impact on results of operation or shareholders’ equity.

NOTE 3 – REBATES:

     At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable as follows:

	2004	2003
Accounts receivable, net of allowance	$30,625	$33,132
Less – rebates	5,260	6,281

Accounts receivable, net	$25,365	$26,851

     Net sales and other revenue reported on the Consolidated Statements of Income were reduced by rebates as follows:

	2004	2003	2002
Gross sales and other revenues	$340,681	$305,200	$246,942
Less – rebates	5,260	6,281	7,020

Net sales and other revenue	$335,421	$298,919	$239,922

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 4 – PROPERTY AND EQUIPMENT:

     Major classes of property and equipment consist of the following:

	2004	2003
Land	$1,762	$1,762
Buildings	5,045	5,018
Leasehold improvements	188	188
Equipment	7,120	6,157

	14,115	13,125
Less – accumulated depreciation	3,794	2,827

	$10,321	$10,298

NOTE 5 – INVESTMENT IN UNCONSOLIDATED AFFILIATES:

     The Company purchased a 20% interest in SERVCO in June 2000 for $1,500. American Animal Hospital Association (AAHA) owns the remaining 80%. The Company determined that it has significant influence over SERVCO and accordingly should account for its 20% ownership interest using the “equity method” of accounting for investments. The excess of purchase price over underlying equity (which represents goodwill) is being tested for impairment in accordance with applicable accounting standards. The amount of unamortized goodwill tested for impairment was $1,350 at July 31, 2004 and 2003. No current impairment exists and none has been recognized. The Company holds a 5% interest in Agri-Laboratories, Ltd., which is carried at cost. The amounts presented on the balance sheet consisted of:

	2004	2003
Investment in SERVCO (equity method)	$1,576	$1,439
Investment in Agri-Laboratories, Ltd. (cost method)	144	144

	$1,720	$1,583

     Included in the Company’s consolidated retained earnings is $226 of undistributed earnings of SERVCO.

NOTE 6 – COMMON STOCK:

     The Company is authorized to issue 30,000 shares of common stock with a par value of $1.00. Issued and outstanding shares amounted to 1,952 at July 31, 2004 and 1,845 at July 31, 2003. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. Shares held by single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. The amount to be paid upon death of these shareholders as of July 31, 2004 was $2,110.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

     NOTE 6 – COMMON STOCK (continued):

     An analysis of common stock and shares subject to mandatory redemption for the year ended July 31, 2004 is as follows:

		Shares Subject to
	Common Stock	Mandatory Redemption
	(Equity)	(Long-term Liabilities)	Total
Number of shares — July 31, 2003	1,845	—	1,845
Issuance of common stock	144	—	144
Redemption of common stock	(37)	—	(37)
Recognition of liability per SFAS 150	(716)	716	—

Number of shares — July 31, 2004	1,236	716	1,952

Paid in capital — July 31, 2003	$5,344	$—	$5,344
Issuance of common stock	432	—	432
Redemption of common stock	(108)	—	(108)
Change in amounts receivable	77	—	77
Recognition of liability per SFAS 150	(2,110)	2,110	—

Paid in capital — July 31, 2004	$3,635	$2,110	$5,745

NOTE 7 – INCOME TAXES:

     Significant components of income tax expense are as follows:

	2004	2003	2002
Current
Federal	$1,931	$1,855	$498
State	302	127	38

	2,233	1,982	536

Deferred
Federal	(420)	(195)	96
State	(64)	(13)	7

	(484)	(208)	103

Total	$1,749	$1,774	$639

     A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 34% of income before income taxes to the actual provision for income taxes is as follows:

	2004	2003	2002
Expected tax at U.S. statutory rate	$1,607	$1,696	$594
State taxes, net of federal effect	199	83	25
Other, net	(57)	(5)	20

	$1,749	$1,774	$639

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 7 – INCOME TAXES (continued):

     Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At July 31, the deferred tax asset and liability consisted of the following:

	2004	2003
Current deferred tax asset (liability):
Uniform capitalization	$311	$264
Allowance for doubtful accounts	329	—
Inventory valuation	52	—
Deferred compensation	260	79

Total current net deferred tax asset	$952	$343

Noncurrent deferred tax asset (liability):
Excess of tax over book depreciation	$(475)	$(378)
Amortization	48	46
Profit in SERVCO	(30)	—

Total noncurrent net deferred tax liability	$(457)	$(332)

NOTE 8 – LONG-TERM DEBT:

     At July 31, long-term debt is summarized as follows:

	2004	2003
Note payable, maturing in 2005, secured by certain assets, 9.10% interest	$836	$937
Note payable, maturing in 2005, secured by certain assets, 8.66% interest	169	487
Note payable, maturing in 2008, secured by certain assets, 5.77% interest	3,244	3,955
Note payable, maturing in 2009, secured by certain assets, 7.42% interest	3,546	3,658
Capital lease obligation, expiring in 2006, secured by computer equipment, 4.58% interest	187	298

	7,982	9,335
Less – current portion	2,000	1,363

	$5,982	$7,972

     The aggregate schedule of maturities of long-term debt obligations for the five years subsequent to July 31, 2004 are as follows:

2005	$2,000
2006	1,006
2007	993
2008	999
2009	2,984

$7,982

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 8 – LONG-TERM DEBT (continued):

     At July 31, 2004, the Company had in place a revolving line of credit that provides for borrowings up to $25,000. This agreement is scheduled to expire in January 2005. The short-term borrowing amounts outstanding under this credit facility were $10,174 and $9,765 at July 31, 2004 and 2003, respectively. Interest is payable at 2.70% over the London InterBank Offered Rate (LIBOR). The weighted average interest rates of borrowings outstanding under the revolving credit agreement were 3.86%, 4.12%, and 5.00% for the years ended July 31, 2004, 2003 and 2002, respectively. The average dollar amounts of the borrowing were $13,853 and $14,144 for the years ended July 31, 2004 and 2003, respectively. The line of credit is secured by substantially all of the Company’s assets.

     Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. The Company was in compliance with all covenants under the borrowing agreements at July 31, 2004 and 2003.

NOTE 9 – RELATED PARTY TRANSACTIONS:

     In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

	2004	2003
Affiliate (SERVCO)	$2,966	$3,864
Board of Directors	276	263
Officer and employees	6	6

	$3,248	$4,133

     Net sales on the Consolidated Statements of Income include sales to related parties as follows:

	2004	2003	2002
Affiliate (SERVCO)	$31,725	$24,289	$14,433
Board of Directors	1,914	2,959	3,292
Officer and employees	79	77	57

	$33,718	$27,325	$17,782

     Accounts payable to related parties, shown on the balance sheet, consist of $840 and $1,022 due to Agri-Laboratories as of July 31, 2004 and 2003, respectively. Purchases from Agri-Laboratories were $15,616, $14,908 and $14,890 for 2004, 2003 and 2002, respectively.

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN:

     The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company’s policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $528, $439 and $490 for 2004, 2003 and 2002, respectively.

     The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company’s policy to match a maximum allowable 100% employee contribution with a 3% contribution. The total provision to the plan was $229, $177 and $94 for 2004, 2003 and 2002, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

     On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the year ended July 31, 2004 and 2003, benefits accrued and expensed were $418 and $232, respectively. The vested benefit obligation and accumulated benefit obligation were $1,525 and $1,976, respectively, at July 31, 2004. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $659 and $220 at July 31, 2004 and 2003, respectively.

     In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers’ Disclosures About Pensions and Other Postretirement Benefits. The provisions of this statement do not change the measurement and recognition provisions of SFAS No. 87, Employers’ Accounting for Pensions, SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits and SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. Disclosures in this note reflect the revised requirements under SFAS No. 132 (revised).

     The following set forth the change in benefit obligations, change in plan assets, funded status and amounts recognized in the balance sheet as of July 31 for the Company’s SERP:

	2004	2003
Change in Benefit Obligation:
Projected benefit obligation — July 31	$2,094	$1,837
Service cost	151	80
Interest cost	131	72
Actuarial loss	367	105
Benefit Payments	0	0

Projected benefit obligation — July 31	$2,743	$2,094

Fair Value of Plan Assets — July 31	$0	$0

Funded Status:
Funded status	($2,743)	($2,094)
Unrecognized actuarial loss	472	105
Unrecognized prior service cost	1,621	1,757

Net amount recognized	($650)	($232)

Balance Sheet Amounts:
Accrued retirement benefits	($1,976)	($1,566)
Intangible retirement asset	1,326	1,334

Net amount recognized	($650)	($232)

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

     Net periodic benefit costs for the Company’s SERP for the year ended July 31 included the following components:

	2004	2003
Service cost	$151	$80
Interest cost	131	72
Amortization of unrecognized prior service costs	136	80

Net periodic cost	$418	$232

     The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 6.25% and 4.00%, respectively, at July 31, 2004.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES:

     Operating and Capital Leases – The Company has operating and capital leases covering certain property, equipment, and computer hardware and software expiring at various dates through 2009. Capitalized lease property consists of computer equipment having a net carrying cost of $240 at July 31, 2004. Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 2004 are as follows:

	Operating	Capital
2005	$979	$123
2006	799	71
2007	662	0
2008	27	0
2009	11	0

Total minimum payments	$2,478	194

Less — interest on capital leases		7

Present value of net minimum lease payments (incl. in Note 8)		$187

     Lease expense was $955, $784 and $447 for the years ended July 31, 2004, 2003 and 2002, respectively.

     Stock Redemption – The Company is required by its Articles of Incorporation to repurchase stock within 90 days of receiving written notice from the shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5.7 million as of July 31, 2004.

     Other – The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits where the Company is a defendant. Management believes that the ultimate obligations if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

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

     Under the provisions of SFAS No. 142, the Company was required to perform transitional goodwill impairment tests as of August 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of its one reporting unit by assigning the assets, liabilities, existing goodwill and intangible assets to the reporting unit as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step was completed and indicated a 100% impairment of the goodwill associated with the assets acquired by the Wholesale Distribution segment in connection with it’s acquisition of Am-V-Co. This resulted in a charge to earnings of $151 during the first quarter of fiscal 2003. No additional impairment exists at July 31, 2004 and none has been recognized. The changes in the carrying amount of goodwill and other intangible assets for the year ended July 31, 2004, are as follows:

			Direct
	Wholesale	Logistics	Customer
	Distribution	Services	Services	Total
Balance as of August 1, 2003	$15	$0	$0	$15
Goodwill acquired during the year	0	0	0	0
Impairment loss	0	0	0	0
Amortization of other intangible assets	(2)	0	0	(2)

Balance as of July 31, 2004	$13	$0	$0	$13

NOTE 13 – SEGMENT INFORMATION:

     The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products. The Logistic Services segment serves its customers by consolidating, packaging and delivering animal health products closer to the final destination, resulting in reduced freight costs and improved delivery performance. The Direct Customer Services segment acts as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 13 – SEGMENT INFORMATION (continued):

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

     The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
For the year ended July 31, 2004
Net sales and other revenue	$333,290	$1,246	$31,479	$(30,594)	$335,421
Cost of sales	303,248	1,190	27,325	(30,370)	301,393
Operating, general and administrative expenses	24,692	—	4,044	—	28,736
Operating income	5,350	56	111	(225)	5,292
Income before taxes	$4,727	$56	$169	$(225)	$4,727
Business segment assets	$84,128	$248	$666	$(291)	$84,751
For the year ended July 31, 2003
Net sales and other revenue	$297,007	$2,076	$24,223	$(24,387)	$298,919
Cost of sales	269,582	1,955	20,842	(24,371)	268,008
Operating, general and administrative expenses	22,245	1	3,488	—	25,734
Operating income	5,180	120	(108)	(15)	5,177
Income before taxes	$4,988	$120	$(105)	$(15)	$4,988
Business segment assets	$83,842	$192	$394	$(26)	$84,402
For the year ended July 31, 2002
Net sales and other revenue	$239,778	$2,578	$954	$(3,388)	$239,922
Cost of sales	219,841	2,542	882	(3,414)	219,851
Operating, general and administrative expenses	17,794	1	133	—	17,928
Operating income	2,143	35	(61)	26	2,143
Income before taxes	$1,748	$35	$(61)	$26	$1,748
Business segment assets	$68,597	$640	$2,401	$(3,004)	$68,634

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004, 2003, and 2002
(in thousands, except for per share data)

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA:

     The following presents certain unaudited quarterly financial data and certain audited year-end financial data:

	Quarters ended
	October 31,	January 31,			Year ended
	2001	2002	April 30,	July 31,	July 31,
	(restated)	(restated)	2002	2002	2002
Revenues	$59,153	$55,483	$63,131	$62,155	$239,922
Gross profit	4,336	4,308	6,425	5,002	20,071
Operating income	738	418	1,643	(656)	2,143
Net income	342	110	1,111	(454)	1,109
Net income per share	$222.40	$70.43	$717.93	$(293.83)	$717.14
Weighted average common shares outstanding	1,536	1,557	1,548	1,544	1,546

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2002	2003	2003	2003	2003
Revenues	$75,236	$68,025	$74,624	$81,034	$298,919
Gross profit	6,723	8,107	8,887	7,194	30,911
Operating income	301	1,730	2,601	545	5,177
Net income	114	964	1,723	413	3,214
Net income per share	$69.66	$560.45	$980.33	$227.66	$1,854.47
Weighted average common shares outstanding	1,641	1,721	1,757	1,812	1,733

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2003	2004	2004	2004	2004
Revenues	$88,442	$73,446	$85,075	$88,458	$335,421
Gross profit	8,624	9,462	8,427	7,515	34,028
Operating income	1,310	2,815	1,065	102	5,292
Net income	778	1,662	503	35	2,978
Net income per share	$662.00	$1,403.25	$417.94	$27.86	$2,487.77
Weighted average common shares outstanding	1,176	1,185	1,202	1,225	1,197

(b) Exhibits

Regulation S-K
Exhibit Number	Document
3.1	Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
3.2	Bylaws of Professional Veterinary Products, Ltd. (1)
4.1	Certificate of Professional Veterinary Products, Ltd. (1)
4.2	Article V of the Articles of Incorporation of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)
4.3	Article II of the Bylaws of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)
10.1	Warranty Deed for real estate at 10100 J Street, Omaha, Nebraska from Professional Veterinary Products, Ltd. to Duane E. and Barbara G. Miller (1)
10.2	Warranty Deed for real estate at 10077 South 134th Street, Omaha, Nebraska from Hilltop Industrial Park to Professional Veterinary Products, Ltd. (1).
10.3	Lease of building located at 10100 J Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Duane E. and Barbara G. Miller (1).
10.4	Construction Agreement for building at 10077 South 134th Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Mudra Construction, Ltd. (1).
10.5	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Bayer Corporation (1).*
10.6	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Merial LLC (1).*
10.7	Select Distributors Marketing Agreement between Professional Veterinary Products, Ltd. and the Animal Health Group of Pfizer, Inc. (1).*
10.8	Supply and Distribution Agreement between Professional Veterinary Products, Ltd. and Schering-Plough Animal Health Corporation (1).*
10.9	Distributor Agreement between Professional Veterinary Products, Ltd. and The Upjohn Company (1).*
10.10	Distribution Agreement between Professional Veterinary Products, Ltd. and Fort Dodge Animal Health (1).
10.11	Purchase and Sale Agreement between Professional Veterinary Products, Ltd., AAHA Services Corporation and American Animal Hospital Association (2)
10.12	Lease of building located in York, Pennsylvania between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (4)
10.13	Amended and Restated Loan Agreement dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(5)
10.14	Revolving Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(5)
10.15	Term Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(5)
10.16	Security Agreement (PA Equipment) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A.(5)
10.17	Security Agreement (Blanket) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (5)
10.18	Security Agreement dated May 12, 2003 between ProConn, LLC and U.S. Bank, N.A.(5)
10.19	Security Agreement dated May 12, 2003 between Exact Logistics and U.S. Bank, N.A.(5)
10.20	Assignment of Lease and Rents dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (5)
10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (5)
10.22	Supplemental Executive Retirement Plan(5)
11	Statement re Computation of Per Share Earnings (6)
12	Computation of Ratio of Earnings to Fixed Charges (6)
21	List of Subsidiaries (3)

Regulation S-K
Exhibit Number	Document
23	Consent of Quick & McFarlin, P.C. (6)
24.1	Power of Attorney executed by Buddy D. Ray (6)
24.2	Power of Attorney executed by Chester L. Rawson (6)
24.3	Power of Attorney executed by Amy Lynne Hinton (6)
24.4	Power of Attorney executed by Steven E. Wright (6)
24.5	Power of Attorney executed by Michael B. Davis (6)
24.6	Power of Attorney executed by G.W. Buckaloo, Jr. (6)
24.7	Power of Attorney executed by Tom Latta (6)
24.8	Power of Attorney executed by William Swartz (6)
31	Certifications pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (6)
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (6)
99	Schedule of Allowances (6)

The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1 Registration Statement filed on September 7, 1999.

(2)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.

(3)	Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001.

(4)	Form 10-K for the fiscal year ended July 31, 2002 filed October 29, 2002.

(5)	Post-Effective Amendment No. 1 to the Form S-1 Registration State No. 333-72962 filed on August 29, 2003.

The following footnotes are references to the following:

(6)	Filed herewith.

(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     Date: October 29, 2004

PROFESSIONAL VETERINARY PRODUCTS, LTD.
By:	/s/ Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Lionel L. Reilly	President & CEO	October 29, 2004

Dr. Lionel L. Reilly

/s/ Neal B. Soderquist	Chief Financial Officer	October 29, 2004

Neal B. Soderquist

*	Director	October 29, 2004

Dr. Buddy D. Ray

*	Director	October 29, 2004

Dr. G.W. Buckaloo, Jr.

*	Director	October 29, 2004

Dr. Tom Latta

*	Director	October 29, 2004

Dr. Steven E. Wright

*	Director	October 29, 2004

Dr. Michael B. Davis

*	Director	October 29, 2004

Dr. Amy Lynne Hinton

Signature	Capacity	Date
*	Director	October 29, 2004

Dr. Chester L. Rawson

*
	Director	October 29, 2004

Dr. William Swartz

*By:	/s/ Lionel L. Reilly

Dr. Lionel L. Reilly
As: Attorney-in-fact

II-4