Form 10-Q
period 2004-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2004-12-15
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2004

or

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

     Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 30, 2004).

Common Stock, $1.00 par value, 1,955

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED OCTOBER 31, 2004

ITEM 1: FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Professional Veterinary Products, Ltd.
Omaha, NE

INDEPENDENT ACCOUNTANT’S REPORT

     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of October 31, 2004, and the related statements of consolidated income for the three month periods ended October 31, 2004 and 2003 and the consolidated statements of cash flows for the three month periods ended October 31, 2004 and 2003. We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Professional Veterinary Products, Ltd.

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

     The July 31, 2004 balance sheet included in these financial statements was audited by us. Our audit report dated October 7, 2004 expressed an unqualified opinion on that balance sheet.

/s/ Quick & McFarlin, P.C.

Quick & McFarlin, P.C.
Omaha, Nebraska
December 6, 2004

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
As of October 31, 2004 (unaudited) and July 31, 2004
(in thousands, except share data)

	October 31,	July 31,
	2004	2004
ASSETS
CURRENT ASSETS
Cash	$2,249	$2,545
Accounts receivable, net of allowance for doubtful accounts $996 and $821, respectively	34,512	22,117
Accounts receivable, related party	4,557	3,248
Inventory, less allowance for obsolete inventory $152 and $129, respectively	48,282	40,682
Deferred tax asset	1,082	952
Other current assets	445	836

Total current assets	91,127	70,380

NET PROPERTY AND EQUIPMENT	10,186	10,321

OTHER ASSETS
Intangible assets, less accumulated amortization $13 and $12, respectively	12	13
Intangible retirement asset	1,197	1,326
Investment in unconsolidated affiliates	1,720	1,720
Cash value life insurance	945	728
Deposits on property and equipment	469	263

Total other assets	4,343	4,050

TOTAL ASSETS	$105,656	$84,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$4,873	$10,174
Current portion of long-term debt and capital lease obligation	1,894	2,000
Accounts payable	70,083	45,216
Accounts payable, related parties	1,150	840
Other current liabilities	4,810	3,815

Total current liabilities	82,810	62,045

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	5,736	5,982
Accrued retirement benefits, less current portion	1,197	1,326
Deferred tax liability	455	457
Shares subject to mandatory redemption, $1 par value; issued and outstanding 712 shares and 716 shares respectively	2,115	2,110

Total long-term liabilities	9,503	9,875

TOTAL LIABILITIES	92,313	71,920

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 6
STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding 1,234 shares and 1,236 shares, respectively	1	1
Paid-in capital	3,649	3,635
Retained earnings	9,693	9,195

Total stockholders’ equity	13,343	12,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,656	$84,751

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
Three Month Periods Ended October 31, 2004 and 2003
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	October 31,	October 31,
	2004	2003
NET SALES AND OTHER REVENUE	$98,972	$88,442
COST OF SALES	90,006	79,818

Gross Profit	8,966	8,624
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	8,027	7,314

Operating income	939	1,310

OTHER INCOME (EXPENSE)
Interest income	140	143
Interest expense	(278)	(205)

Other expense, net	(138)	(62)

Income before taxes	801	1,248
Income tax expense	303	470

NET INCOME	$498	$778

EARNINGS PER COMMON SHARE	$403.45	$662.00

Weighted average common shares outstanding	1,234	1,176

SUPPLEMENTAL INFORMATION
Net sales and other revenue, related parties	$9,706	$8,284

Purchases, related parties	$3,248	$5,177

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Three Month Periods Ended October 31, 2004 and 2003
(unaudited)
(in thousands, except per share data)

	October 31,	October 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$498	$778

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	298	264
(Increase) decrease in:
Receivables	(13,704)	(9,211)
Inventory	(7,600)	(4,944)
Deferred tax asset	(130)	(47)
Other current assets	391	111
Cash value life insurance	(217)	(212)
Increase (decrease) in:
Accounts payable	25,177	15,559
Other current liabilities	995	(999)
Deferred tax liability	(2)	2

Total adjustments	5,208	523

Net cash provided by operating activities	5,706	1,301

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(162)	(2)
Deposits on property and equipment	(206)	(166)

Net cash consumed by investing activities	(368)	(168)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	(5,301)	(3,318)
Payments on long-term debt and capital lease obligation	(352)	(301)
Net proceeds from issuance of shares subject to mandatory redemption	5	(11)
Net proceeds from issuance of common stock	14	95

Net cash consumed by financing activities	(5,634)	(3,535)

Net decrease in cash	(296)	(2,402)
Cash at beginning of period	2,545	4,346

Cash at end of period	$2,249	$1,944

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$302	$224

Income taxes paid	$89	$1,462

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2004
(unaudited)
(in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

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

     These condensed, consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 2 to the Consolidated Financial Statements included on Form 10-K referred to above.

     The results of operations and cash flows for the three months ended October 31, 2004 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2005 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that abnormal amounts be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 required that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This standard does not effect the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2004
(unaudited)
(in thousands, except per share data)

NOTE 3 – EARNINGS PER SHARE

     SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,234 and 1,176 at October 31, 2004 and 2003, respectively.

NOTE 4 – COMMON STOCK

     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 1,946 at October 31, 2004 and 1,952 at July 31, 2004. Holders of common stock are entitled to: a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. Shares held by single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. The amount to be paid upon death of these shareholders as of October 31, 2004 was $2,115. An analysis of common stock and shares subject to mandatory redemption for the three months ended October 31, 2004 is as follows:

		Shares Subject to
	Common	Mandatory
	Stock	Redemption
	(Equity)	(Long-term debt))	Total
Number of shares — July 31, 2004	1,236	716	1,952
Issuance of common stock	7	—	7
Redemption of common stock	(13)	—	(13)
Recognition of liability per SFAS 150	4	(4)	—

Number of shares — October 31, 2004	1,234	712	1,946

Paid in capital — July 31, 2004	$3,635	$2,110	$5,745
Issuance of common stock	21	—	21
Redemption of common stock	(39)	—	(39)
Change in amounts receivable	37	—	37
Recognition of liability per SFAS 150	(5)	5	—

Paid in capital — October 31, 2004	$3,649	$2,115	$5,764

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2004
(unaudited)
(in thousands, except per share data)

NOTE 5 – POSTRETIREMENT BENEFITS

     On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the three months ended October 31, 2004 and 2003, benefits accrued and expensed were $129 and $105, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $875 and $659 at October 31, 2004 and July 31, 2004, respectively.

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

     Net periodic benefit costs for the Company’s SERP for the three months ended October 31, included the following components:

	October 31,
	2004	2003
Service cost	$48	$38
Interest cost	43	33
Amortization of prior losses	4	—
Amortization of unrecognized prior service cost	34	34

Net periodic benefit cost	$129	$105

NOTE 6 – COMMITMENTS AND CONTINGENT LIABILITIES

     Stock Redemption — The Company is required by its Articles of Incorporation to repurchase stock within 90 days of receiving written notice from the shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5.8 million as of October 31, 2004.

     Other — The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions have resulted in lawsuits where the Company is a defendant. Management believes that the ultimate obligations if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2004
(unaudited)
(in thousands, except per share data)

NOTE 7 – SEGMENT INFORMATION

     The Company has three reportable segments: Wholesale Distribution, Logistics Services and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products. The Logistic Services segment serves its customers by consolidating, packaging and delivering animal health products closer to the final destination, resulting in reduced freight costs and improved delivery performance. The Direct Customer Services segment serves as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended July 31, 2004, filed with the SEC. The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     The following table summarizes the Company’s operations by business segment:

	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended October 31, 2004:
Nets sales and other revenue	$99,736	$1,047	$11,696	$(13,507)	$98,972
Cost of sales	92,103	1,011	10,303	(13,411)	90,006
Operating, general and administrative expenses	6,682	—	1,345	—	8,027
Operating income	951	36	48	(96)	939
Income before taxes	801	36	60	(96)	801
Business segment assets	104,863	284	909	(400)	105,656
Three months ended October 31, 2003:
Nets sales and other revenue	$88,515	$114	$10,239	$(10,426)	$88,442
Cost of sales	81,069	112	8,990	(10,353)	79,818
Operating, general and administrative expenses	6,127	—	1,187	—	7,314
Operating income	1,319	2	63	(74)	1,310
Income before taxes	1,248	2	72	(74)	1,248
Business segment assets	95,147	194	878	(222)	95,997

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH PERIOD ENDED OCTOBER 31, 2004
(unaudited)
(in thousands, except per share data)

NOTE 8 – RECLASSIFICATIONS

     Certain reclassifications have been made to the prior year condensed, consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operation or shareholders’ equity.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this quarterly report.

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Risk Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

     In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this Quarterly Report on Form 10-Q in greater detail under the heading “Risk Factors That May Affect Future Results”. Also, these statements represent our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or revise these forward-looking statements.

     These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: decreased demand for our services or loss of one or more of our major customers; surplus inventories; loss of one or more of our major vendors; recessionary economic cycles; strikes, work slow downs, or work stoppages at our vendors’ facilities; increases in interest rates; and increases in the prices paid for goods. Readers should review and consider these factors along with the various disclosures we make in public filings with the Securities and Exchange Commission.

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

     We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other veterinary related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derive approximately 13% of our sales and other revenue from our logistics services and direct customer services segments.

     For the three months ended October 31, 2004, total revenue increased $10.6 million, or 11.9%, to $99.0 million compared to $88.4 million in the same period last year. For the quarter, cost of sales increased to $90.0 million from $79.8 million, and as a percentage of net sales and other revenue, cost of sales increased to 90.9% from 90.2%. We believe that such an increase in cost of sales is due to reduced profit margins from the sales of products the Company receives from various manufacturers. Operating, general and administrative expenses increased 9.7%, or $713 thousand, to $8.0 million from $7.3 million in the same period last year. We believe that such an increase is proportionate to support the Company’s increase in net sales and other revenue. As a percentage of net sales and other revenue, operating, general and administrative expenses decreased to 8.1% from 8.3%. For the quarter like any quarter, our largest expenses are labor related, including wages, payroll taxes and medical insurance.

     During the quarter, interest expense also increased 35.6%, or $73 thousand, to $278 thousand from $205 thousand in the same period last year. We believe that the increase in interest expense resulted from increased interest rates and a higher average outstanding balance under our line of credit. All of the above factors resulted in a decrease of $280 thousand in net income to $498 thousand for first quarter of fiscal year 2005 from $778 thousand for the same period last year. Our operating results reflected a strong demand for our goods and services but reflected the impact of manufacturer pricing on our margins.

     Looking forward, we believe that costs of goods from manufacturers and labor expenses will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.

     Current Assets

     During the first quarter ending October 31, 2004 the Company’s current assets increased $20.7 million primarily due to increased accounts receivable and inventory. These increases are necessary to support the sales volume in food animal related products during the fall season. Likewise current liabilities also increased primarily due to an increase in accounts payable which is the result of increased product purchases from vendors.

     Results of Operations

     The following discussion is based on the historical results of operations for the three month periods ended October 31, 2004 and 2003.

Summary Consolidated Results of Operations Table

	Three Months Ended
	October 31,
	(in thousands)
	2004	2003
Net sales and other revenue	$98,972	$88,442
Cost of sales	90,006	79,818

Gross profit	8,966	8,624
Operating, general and administrative expenses	8,027	7,314

Operating income	939	1,310

Interest expense, net	(138)	(62)

Other income (expense)	—	—
Income before taxes	801	1,248
Income tax expense	303	470

Net income	$498	$778

Three months ended October 31, 2004 as compared to three months ended October 31, 2003

     Net sales and other revenue increased $10.5 million to $99.0 million compared to $88.4 million for the same period the previous year.

     Gross profit for the three month period ending October 31, 2004 increased $342 thousand to $9.0 million compared to $8.6 million for the same period the previous year. This increase is primarily attributable to increased sales. Gross profit as a percentage of net sales and other revenue was 9.1% compared to 9.8% for the same period the previous year.

     Operating, general and administrative expenses for the three month period ending October 31, 2004 increased $713 thousand to $8.0 million compared to $7.3 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue were 8.1% compared to 8.3% for the same period the previous year.

     Operating income for the three month period ending October 31, 2004 decreased $371 thousand to $939 thousand compared to $1.3 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

     Interest expense increased to $278 thousand for the three month period ending October 31, 2004, from $205 thousand for the same period in the previous year while interest income remained flat at $140 thousand compared to $143 thousand in the prior period. The increase is principally related to increased interest rates and a higher average balance on the Company’s revolving line of credit.

     Net income decreased by $280 thousand to $498 thousand compared to $778 thousand for the same period the previous year.

Operating Segments — three months ended October 31, 2004 as compared to three months ended October 31, 2003

     The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians.

     The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistic Services segment serves business-to-business type transactions.

     The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

     The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Previously, the Company disclosed one reportable segment. For additional quantitative segment information, see Note 7 of the Company’s Condensed, Consolidated Financial Statements for the Three Month Period Ended October 31, 2004.

     The following table summarizes the Company’s operations by business segment:

	Three Months Ended October 31
	(in thousands)
	2004	2003
NET SALES AND OTHER REVENUE
Wholesale Distribution	99,736	88,515
Logistics Services	1,047	114
Direct Customer Services	11,696	10,239
Eliminations	(13,507)	(10,426)

Consolidated Total	98,972	88,442
COST OF SALES
Wholesale Distribution	92,103	81,069
Logistics Services	1,011	112
Direct Customer Services	10,303	8,990
Eliminations	(13,411)	(10,353)

Consolidated Total	90,006	79,818
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
Wholesale Distribution	6,682	6,127
Logistics Services	0	0
Direct Customer Services	1,345	1,187
Eliminations	0	0

Consolidated Total	8,027	7,314
BUSINESS SEGMENT ASSETS
Wholesale Distribution	104,863	95,147
Logistics Services	284	194
Direct Customer Services	909	878
Eliminations	(400)	(222)

Consolidated Total	105,656	95,997

Wholesale Distribution

     Net sales and other revenue for the three-month period ending October 31, 2004 increased by 12.7% or $11.2 million. Net sales and other revenue for the three month period ending October 31, 2004 totaled $99.7 million compared to $88.5 million for the same three month period in the prior fiscal year.

     Gross profit increased by $187 thousand to $7.6 million compared to $7.4 million for the same three month period in the prior fiscal year. This increase was primarily due to increased sales but offset by manufacturing pricing to the Company. Gross profit as a percentage of total revenue was 7.7% for the three month period ending October 31, 2004 compared to 8.4% for the same three month period in the prior fiscal year.

     Operating, general and administrative expenses increased by $555 thousand to $6.7 million for three-month period ending October 31, 2004 compared to $6.1 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending October 31, 2004 was 6.7% compared to 6.9% for the three month period ended October 31, 2003.

     Operating income decreased by $368 thousand to $951 thousand for the three-month period ending October 31, 2004 compared to $1.3 million for the previous year. This decrease is primarily attributable to the decrease in gross profit.

     Assets increased by $9.8 million to $104.9 million for the three-month period ending October 31, 2004 compared to $95.1 million for the previous year. This increase was primarily due to an increase in accounts receivable and inventory.

Logistics Services

     Net sales and other revenue for the three-month period ending October 31, 2004 increased by $933 thousand. Net sales and other revenue for the three-month period ending October 31, 2004 totaled $1.0 million compared to $114 thousand for the same period in the previous fiscal year. This increase is primarily attributable to increased sales to other animal health wholesalers.

     Gross profit increased by $34 thousand to $36 thousand during the three-month period ending October 31, 2004 compared to $2 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 3.4% for the three-month period ending October 31, 2004 compared to 1.8% for the three month period ended October 31, 2003.

     Operating, general and administrative expenses did not change for the three-month period ending October 31, 2004 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending October 31, 2004 were less than .1% and were also less than .1% during the same three month period ending October 31, 2003.

     Operating income increased by $34 thousand to $36 thousand for the three-month period ending October 31, 2004 compared to $2 thousand for the same period the previous year. This increase is primarily attributable to an increase in gross profit.

     Assets increased by $90 thousand to $284 thousand for the three-month period ending October 31, 2004 compared to $194 thousand for the previous year. This increase was primarily due to an increase in accounts receivable.

Direct Customer Services

     Net sales and other revenue for the three-month period ending October 31, 2004 increased by 14.2% or $1.5 million. Net sales and other revenue for the three-month period ending October 31, 2004 totaled $11.7 million compared to $10.2 million for the same period the previous year.

     Gross profit increased by $144 thousand to $1.4 million in the three-month period ending October 31, 2004 compared to $1.3 million for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 11.9% for the three-month period ending October 31, 2004 compared to 12.2% for the three month period ended October 31, 2003.

     Assets increased by $31 thousand to $909 thousand for the three-month period ending October 31, 2004 compared to $878 thousand for the previous year. This increase was primarily due to an increase in accounts receivable and inventory.

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

Liquidity and Capital Resources

     The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the three month period ended October 31, 2004, there were no additional material commitments for capital expenditures.

     The Company also has expended significant funds in the lease and purchase of its facilities. In March 2002, the Company signed a lease agreement with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania for an initial term of five years. The Company uses this facility to ship products to its customers in that geographical area of the United States. In June 2003, the Company exercised an option to lease an additional 17,500 square feet of space in that facility for a total of 87,500 square feet of leased space in York, Pennsylvania.

     In October 2002, the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for approximately $808,000 in order to provide the Company with land available for future expansion of its Omaha facility. In addition to the purchase of the additional 10 acres in Omaha, the Company made significant capital investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. The Company purchased some of the equipment in February 2003 by using a capital lease in the amount of $343,075, with interest at 4.58% and monthly payments of $10,218 through February 2006.

     In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and US. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note, which matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of October 31, 2004, the Company had $3,061,140 outstanding on the Term Promissory Note.

     On December 29, 2003, the Company, ProConn, Exact Logistics and U.S. Bank entered into a First Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit to $25,000,000 and the Company agreed to amend certain of its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note for $25,000,000 between U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note, which matures on January 1, 2005. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate equal to the U.S. Bank reference rate plus 2.70% (the LIBOR Rate). As of October 31, 2004, the variable interest rate at which the Revolving Promissory Note accrued interest was 4.70% and the Company had $4,873,309 outstanding thereunder.

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

     In addition, the Company’s Articles of Incorporation require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5.8 million as of October 31, 2004

     Operating Activities. Net cash provided by operating activities of $1.3 million for three months ending October 31, 2003 was primarily attributable to an increase of $15.6 million in accounts payable, which was partially offset by an increase of $9.2 million in receivables and an increase of $4.9 million in inventories. Net cash provided by operating activities of $5.7 million for three months ending October 31, 2004 was primarily attributable to an increase of $25.2 million in accounts payable, which was partially offset by an increase of $13.7 million in receivables and an increase of $7.6 million in inventories. These changes support the purchase and sales of food animal related products during the fall season.

     Investing Activities. Net cash consumed by investing activities of $168 thousand for the three months ending October 31, 2003 was primarily attributable to primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. Net cash consumed by investing activities of $368 thousand for the three months ending October 31, 2004 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

     Financing Activities. Net cash consumed by financing activities of $3.5 million for period ending October 31, 2003 was primarily attributable to net loan payments of $3.3 million. Net cash consumed by financing activities of $5.6 million for period ending October 31, 2004 was primarily attributable to net loan payments of $5.3 million. The majority of the loan payments were on the Company’s revolving line of credit.

Inflation

     A portion of our operating expenses are inflation-sensitive with inflation generally producing increased costs of operations. During the past few years, the most significant effects of inflation have been on insurance and travel costs. We historically have tried to limit the effects of inflation through certain cost control efforts.

Off-Balance Sheet Arrangements

     At October 31, 2004, the Company did not have any off-balance sheet arrangements.

Related Party Transactions

     In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. See Note 9 to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed with the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies

     The SEC recently issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

     The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2004 filed with the SEC. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company’s critical accounting policies impacted by judgments, assumptions and estimates.

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

Major Customer, Major Suppliers and Credit Concentrations

     Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 13% of the Company’s receivables at October 31, 2004. One customer comprised a significant individual receivable consisting of 11% of the Company’s receivables at October 31, 2003. One vendor comprised 31% of all purchases the three month period ended October 31, 2004.

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

Goodwill and Other Intangible Assets

     Annually, the Company subjects goodwill and other identifiable intangible assets with indefinite lives to an impairment test, in accordance with accounting procedures generally accepted in the United States. Other intangible assets continue to be amortized over their useful lives.

     Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense is included in operating, general, and administrative expenses on the Consolidated Statements of Income.

Recent Accounting Changes

     During the quarter, no new accounting standards were issued that impacted the Company’s financial position, cash flows or results of operations. See Note 2 to the Condensed, Consolidated Financial Statements.

Risk Factors That May Affect Future Results

     The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial also may impair its business operations. If any of the following risks actually occur, the Company’s business, financial condition or results of operations may suffer.

Fluctuation of Future Results Due to Factors Outside of Management’s Control

     The Company’s operating results may significantly fluctuate, and you should not rely on them as an indication of its future results. The Company’s future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most notable of these factors include:

•	seasonality;

•	the impact of economic factors on the national veterinary practices;

•	the timing and effectiveness of marketing programs;

•	the timing of the introduction of new products and services;

•	the timing and effectiveness of capital expenditures; and

•	competition.

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

Failure to Manage Growth Could Impair Our Business

     Our business has grown rapidly. Our revenues increased from $63.5 million in fiscal 1995 to $335 million in fiscal 2004. During that same period, we significantly expanded our operations in the United States. Our number of employees increased by approximately 240 individuals during that period.

     It is difficult to manage this rapid growth, and our future success depends on our ability to implement and/or maintain:

•	Sales and marketing programs;

•	Customer support programs;

•	Current product and service lines;

•	Technological support which equals or exceeds our competitors;

•	Recruitment and training of new personnel; and

•	Operational and financial control systems.

Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and to expand the training of our work force.

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

There is No Market for Our Stock and the Value of the Stock Will Not Increase

     There has been no established public trading market for our common stock. Sales are limited to licensed veterinarians and veterinary clinics, and our common stock will not be sold, assigned, or otherwise transferred to anyone other than the Company. The price of each share is fixed at $3,000, as provided in our Articles of Incorporation. A share will not increase in value. If a shareholder wishes to redeem his, her, or its share, the shareholder must sell it to the Company and will receive only the amount he, she, or it paid for the share.

It is Unlikely We Will Pay Dividends

     Some investors favor companies that pay dividends, particularly in market downturns. We have never declared or paid any cash dividends on our common stock. While our Articles of Incorporation and Bylaws approved by the Company shareholders allow the payment of dividends, we currently intend to retain any future earnings for funding the growth of our business and repayment of existing indebtedness, and therefore, we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our loan agreements restrict us from paying such dividends.

We Rely on Strategic Relationships to Generate Revenue

     To be successful, we must establish and maintain strategic relationships with leaders in the manufacturing industry. This is critical to our success because we believe that these relationships will enable us to:

•	Extend the reach of our distribution and services to the various participants in the veterinary industry;

•	Obtain specialized expertise; and

•	Generate revenue.

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

     Some of our agreements with manufacturers run for one year. We may not be able to renew our existing agreements on favorable terms, or at all. If we lose the right to distribute products under such agreements, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from manufacturers that we fail to continue with and erode our market share.

Performance or Security Problems With Our Systems Could Damage Our Business

     Our information systems are dependent on third party software, global communications providers, telephone systems and other aspects of technology and Internet infrastructure that are susceptible to failure. Though we have implemented redundant systems and security measures, our customer satisfaction and our business could be harmed if we or our suppliers experience any system delays, failures, loss of data, outages, computer viruses, break-ins or similar disruptions. We currently process all customer transactions and data at our facilities in Omaha, Nebraska. Although we have safeguards for emergencies, including, without limitation, sophisticated back-up systems, the occurrence of a major catastrophic event or other system failure at either of our distribution facilities could interrupt data processing or result in the loss of stored data. This may result in the loss of customers or a reduction in demand for our services. Only some of our systems are fully redundant and although we do carry business interruption insurance, it may not be sufficient to compensate us for losses that may occur as a result of system failures. If disruption occurs, our profitability and results of operations may suffer.

We Face Significant Competition

     The market for veterinary distribution services is intensely competitive, rapidly evolving and subject to rapid technological change. Some of our competitors have comparable product lines, technical experience and financial resources. These organizations may be better known and have more customers. We may be unable to compete successfully against these organizations.

     Many of our competitors have distribution strategies that directly compete with us. We have many competitors including: Walco International, Inc., The Butler Company, Lextron Animal Health, Inc., MWI Veterinary Supply Co., and J. A. Webster, Inc. d/b/a Webster Veterinary Supply.

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

Changes in the Veterinary Distribution Industry Could Adversely Affect Our Business

     The veterinary distribution industry is subject to changing political, economic and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and the Company is subject to regulation, either directly or indirectly, by the U.S. Department of Agriculture, the Food and Drug Administration (FDA) and the Drug Enforcement Administration (DEA). To the extent the political party in power changes, whether in the executive or legislative branch, the regulatory stance these agencies take could change. Our suppliers are subject to regulation by the Department of Agriculture, the FDA and the Environmental Protection Agency, and material changes to the applicable regulations could affect the suppliers ability to manufacture certain products which could adversely impact the Company’s product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers’ financial positions which could lead to decreased sales.

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

We May Lack the Funds to Repurchase all of the Shares

     As a shareholder you are not permitted to sell, assign, or otherwise transfer your share of stock except back to the Company. The shareholder must give the Company written notice of the proposed sale and we will repurchase the share of stock within ninety days of receiving such written notice, at the price the shareholder paid for the share. The Company must also repurchase the share of stock at the price the shareholder paid for such share of stock in the event of a shareholder’s death. In the event a shareholder is no longer qualified to own the Company stock, the shareholder must sell the share of stock back to the Company, which will repurchase the share at the price paid by the shareholder for such share of stock. If substantially all the shareholders wish to sell their shares or no longer become qualified to own the Company stock, we will be required to repurchase a large number of shares, which may divert financial resources that would otherwise be used for operations and business.

     In addition, if a significant majority of the shareholders want to sell their shares at the same time, there is a risk we would not have enough financial resources to repurchase all outstanding shares within the ninety days. If we lack adequate funds to repurchase all the shares, you would have no other means of selling your interest.

Investors May Fail to Pay the Installment Payments

     An investor may choose from two payment plans: (1) one payment for the full $3,000 cost of the share; or (2) three installments of $1,000 each, with the second and third installments due thirty and sixty days after the first installment is paid. It is possible investors may fail to pay all or a portion of the installment payments when due, thereby depriving the Company of the anticipated proceeds.

We May Not Be Able To Raise Needed Capital In the Future

     We may require additional capital to finance our growth strategies or other activities in the future. Our capital requirements will depend on many factors, including the costs associated with our growth and expansion. To the extent that our existing sources of cash, plus any cash generated from operations, are insufficient to fund our activities, we may need to raise additional funds. If we issue additional stock to raise capital, your percentage of ownership in us would be reduced. Holders of debt would have rights, preferences or privileges senior to those you possess as a holder of our common stock. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. In addition, if we borrow money, we will incur interest charges, which could negatively impact our profitability.

Our Substantial Leverage Could Harm Our Business By Limiting Our Available Cash and Our Access To Additional Capital

     As of October 31, 2004, our total long-term debt (excluding current portions) was approximately $5.7 million, and we had $4.9 million outstanding under our revolving credit facility and an additional $20.1 million of borrowing capacity available under such facility. Our degree of leverage could have important consequences for you, including the following:

•	it may limit our ability to obtain additional funds for working capital, capital expenditures, debt service requirements, or other purposes on favorable terms or at all;

•	a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and thus will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	we may be more vulnerable than a less leveraged company to a downturn in general economic conditions or in our business; or

•	we may be unable to carry out capital spending that is important to our growth.

     Our debt agreements contain restrictions that limit our flexibility in operating our business. Our credit agreements contain a number of covenants, among other things, that restrict our ability to incur additional indebtedness; pay dividends or make other distributions; make certain investments; use assets as security in other transactions; and sell certain assets or merge with or into other companies. In addition, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with these provisions, and we may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under our credit agreement and the lender could elect to declare all amounts borrowed under the applicable agreement, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the notes.

Our Variable Rate Indebtedness Subjects Us To Interest Rate Risk, Which Could Cause Our Debt Service Obligations To Increase Significantly

     Certain of our borrowings, primarily borrowings under our revolving line of credit, are at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt for the quarter ended October 31, 2004 was approximately $4.9 million and our interest expense was $278 thousand. A 1% increase in the average interest rate would increase future interest expense by approximately $30 thousand per year assuming an average outstanding balance under the revolving line of credit of $12.5 million.

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

Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs and damage our reputation with our customers due to factors such as poor quality goods or delays in order fulfillment, which may result in decreased sales of our products and substantially harm our business.

We Are Exposed To Potential Risks From Recent Legislation Requiring Companies To Evaluate Their Internal Control Over Financial Reporting

     We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to market risks primarily from changes in U.S. interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

     The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .47 percentage points (a 10% change from the interest rate as of October 31, 2004), assuming no change in the Company’s outstanding balance under the line of credit (approximately $4.9 million as of October 31, 2004), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $23 thousand.

     Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum and matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of October 31, 2004, the Company had $3,061,140 outstanding on the Term Promissory Note.

     Under our First Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $25,000,000 and evidenced by a Revolving Promissory Note dated December 29, 2003 among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note matures on January 1, 2005. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at October 31, 2004, the variable interest rate at which the Revolving Promissory Note accrued interest was 4.7% and the Company had $4,873,309 outstanding thereunder.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

     During the quarter ended October 31, 2004, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

PART II
OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

     The Company is not currently a party to any material pending legal proceedings and has not been informed of any claims that could have a material adverse effect on its financial position or results of operations.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to October 31.

     (b) Not applicable.

     (c) During the quarter ended October 31, 2004, the Company repurchased 13 shares of its common stock as set forth in the following table:

     Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs(2)	Programs(3)
August 1 - August 31, 2004	7	$3,000	—	1,952
September 1 - September 30, 2004	4	$3,000	—	1,948
October 1 - October 31, 2004	2	$3,000	—	1,946
Total:	13	$3,000	—	1,946

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the quarter ended October 31, 2004.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS

     (a) EXHIBITS REQUIRED TO BE FILED BY ITEM 601 OF REGULATION S-K

Exhibit
No.	Description
3.1	Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

3.2	Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (1)

4.1	Certificate of Professional Veterinary Products, Ltd. (1)

4.2	Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

Exhibit
No.	Description
4.3	Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (1)

31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer #

31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Neal Soderquist, the Company’s Chief Financial Officer #

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer, and Neal Soderquist, the Company’s Chief Financial Officer #

#	Filed herewith.

     The following footnote indicates a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 15, 2004	PROFESSIONAL VETERINARY PRODUCTS, LTD.

/s/ Dr. Lionel L. Reilly

Dr. Lionel L. Reilly,
President and Chief Executive Officer

/s/ Neal B. Soderquist

Neal B. Soderquist, Chief Financial Officer