Form 10-Q
period 2005-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2005-03-17
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___to ___.

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

     Yes ☐   No ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

     Yes ☐   No ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (February 28, 2005).

Common Stock, $1.00 par value, 1,981

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED JANUARY 31, 2005

PART I    FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Professional Veterinary Products, Ltd.
Omaha, NE

INDEPENDENT ACCOUNTANT’S REPORT

     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of January 31, 2005, and the related statements of consolidated income for the three month and six month periods ended January 31, 2005 and 2004 and the consolidated statements of cash flows for the six month periods ended January 31, 2005 and 2004. These financial statements are the responsibility of the company’s management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

     We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2004, and the related statements of income, retained earnings and cash flows for the year then ended (not presented herein); and in our report dated October 7, 2004, we expressed an unqualified opinion on those financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of July 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/s/ Quick & McFarlin, P.C.
Quick & McFarlin, P.C.
Omaha, Nebraska
March 7, 2005

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
As of January 31, 2005 (unaudited) and July 31, 2004
(in thousands, except share data)

	January 31,	July 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$1,740	$2,545
Accounts receivable, less allowance for doubtful accounts $1,141 and $821, respectively	31,865	22,117
Accounts receivable, related party	4,180	3,248
Inventory, less allowance for obsolete inventory $152 and $129, respectively	51,791	40,682
Deferred tax asset	1,192	952
Other current assets	396	836

Total current assets	91,164	70,380

NET PROPERTY AND EQUIPMENT	9,917	10,321

OTHER ASSETS
Intangible assets, less accumulated amortization $13 and $12, respectively	12	13
Intangible retirement asset	1,068	1,326
Investment in unconsolidated affiliates	1,720	1,720
Cash value life insurance	953	728
Other assets	751	263

Total other assets	4,504	4,050

TOTAL ASSETS	$105,585	$84,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Note payable, bank	$12,051	$10,174
Current portion of long-term debt and capital lease obligation	1,806	2,000
Accounts payable	60,891	45,216
Accounts payable, related parties	2,416	840
Other current liabilities	4,488	3,815

Total current liabilities	81,652	62,045

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	5,466	5,982
Accrued retirement benefits, less current portion	1,068	1,326
Deferred tax liability	455	457
Shares subject to mandatory redemption, $1 par value; issued and outstanding 714 shares and 716 shares respectively	2,125	2,110

Total long-term liabilities	9,114	9,875

TOTAL LIABILITIES	90,766	71,920

COMMITMENTS AND CONTINGENT LIABILITIES - SEE NOTE 8

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding 1,244 shares and 1,236, respectively	1	1
Paid-in capital	3,673	3,635
Retained earnings	11,145	9,195

Total stockholders’ equity	14,819	12,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$105,585	$84,751

     See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
Three and Six Month Periods Ended January 31, 2005 and 2004
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2005	2004	2005	2004
NET SALES AND OTHER REVENUE	$90,718	$73,446	$189,690	$161,889

COST OF SALES	79,789	63,984	169,795	143,802

Gross Profit	10,929	9,462	19,895	18,087

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	8,464	6,647	16,491	13,960

Operating income	2,465	2,815	3,404	4,127

OTHER INCOME (EXPENSE)

Interest income	129	100	269	243
Interest expense	(281)	(287)	(559)	(492)

Other expense, net	(152)	(187)	(290)	(249)

Income before taxes	2,313	2,628	3,114	3,878

Income tax expense	861	966	1,164	1,436

NET INCOME	$1,452	$1,662	$1,950	$2,442

EARNINGS PER COMMON SHARE	$1,169.93	$1,403.25	$1,574.91	$2,068.95

Weighted average common shares outstanding	1,241	1,185	1,238	1,180

SUPPLEMENTAL INFORMATION

Net sales and other revenue, related parties	$9,392	$7,157	$19,098	$15,441

Purchases, related parties	$4,582	$4,803	$7,830	$9,980

     See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Six Month Periods Ended January 31, 2005 and 2004
(unaudited)
(in thousands, except per share data)

	January 31,	January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,950	$2,442

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	598	532
(Increase) decrease in:
Receivables	(10,680)	(6,017)
Inventory	(11,109)	(18,195)
Deferred tax asset	(240)	(47)
Other current assets	440	63
Cash value life insurance	(225)	(439)
Other assets	19	—
Increase (decrease) in:
Accounts payable	17,251	12,755
Other current liabilities	673	(937)
Deferred tax liability	(2)	(39)

Total adjustments	(3,275)	(12,324)

Net cash consumed by operating activities	(1,325)	(9,882)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(193)	(69)
Deposits on property and equipment	(507)	(655)

Net cash consumed by investing activities	(700)	(724)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayment)	1,877	9,229
Payments on long-term debt and capital lease obligation	(710)	(663)
Net proceeds from issuance of shares subject to mandatory redemption	15	32
Net proceeds from issuance of common stock	38	139

Net cash provided by financing activities	1,220	8,737

Net decrease in cash	(805)	(1,869)
Cash at beginning of period	2,545	4,346

Cash at end of period	$1,740	$2,477

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$550	$470

Income taxes paid	$642	$2,481

     See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO THE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005
(unaudited)
(in thousands, except per share data)

NOTE 1 — BASIS OF PRESENTATION

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

     The results of operations and cash flows for the six months ended January 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2005 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that abnormal amounts be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 required that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard does not effect the Company’s financial position, cash flows or results of operations.

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions — an amendment of FASB Statement No. 66, SFAS No. 153, Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29, and SFAS No. 123 (Revised 2004), Share-Based Payment. These standards do not effect the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005
(unaudited)
(in thousands, except per share data)

NOTE 3 — PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

	January 31,	July 31,
	2005	2004
Land	$1,762	$1,762
Buildings	5,045	5,045
Leasehold improvements	188	188
Equipment	7,312	7,120

	14,307	14,115
Less - Accumulated depreciation	4,390	3,794

	$9,917	$10,321

NOTE 4 — LINE OF CREDIT

     In December 2004, the Company increased the amount of the revolving line of credit from $25,000 to $40,000. This agreement is scheduled to expire in January 2008. The short-term borrowing amounts outstanding under this credit facility were $12,051 and $10,174 at January 31, 2005 and July 31, 2004, respectively. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The line of credit is secured by substantially all of the Company’s assets.

NOTE 5 — EARNINGS PER SHARE

     SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted-average number of common shares outstanding was 1,238 and 1,180 at January 31, 2005 and 2004, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005
(unaudited)
(in thousands, except per share data)

NOTE 6 — COMMON STOCK

     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 1,958 at January 31, 2005 and 1,952 at July 31, 2004. Holders of common stock are entitled to: a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. Shares held by single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. The amount to be paid upon death of these shareholders as of January 31, 2005 was $2,125.

NOTE 7 — POSTRETIREMENT BENEFITS

     On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the six months ended January 31, 2005 and 2004, benefits accrued and expensed were $258 and $209, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $878 and $659 at January 31, 2005 and July 31, 2004, respectively.

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

     Net periodic benefit costs for the Company’s SERP for the six months ended January 31, included the following components:

	January 31,
	2005	2004
Service cost	$96	$76
Interest cost	86	65
Amortization of prior losses	8	—
Amortization of unrecognized prior service cost	68	68

Net periodic benefit cost	$258	$209

     The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 6.25% and 4.00%, respectively, at July 31, 2004. The Company expects to recognize $516 of net periodic benefit cost for this postretirement plan in 2005.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005
(unaudited)
(in thousands, except per share data)

NOTE 8 — COMMITMENTS AND CONTINGENT LIABILITIES

     Stock Redemption — The Company is required by its Articles of Incorporation to repurchase stock within ninety days of receiving written notice from the shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5.8 million as of January 31, 2005.

     Major Customer, Major Suppliers and Credit Concentrations — Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 13.2% and 11.3% of the Company’s receivables at January 31, 2005 and July 31, 2004, respectively. One vendor comprised a significant individual payable consisting of 42.5% and 56.2% of the Company’s payables at January 31, 2005 and July 31, 2004, respectively.

     Estimated Rebate — Due to changes in manufacturer contracts and reductions in sales performance incentives earned by the Company, the estimated shareholder performance rebate accrued for the six months ended January 31, 2005 was $680 versus $3,237 for the prior comparative period.

     Other — The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions may result in lawsuits where the Company is a defendant. Management believes that the ultimate obligations if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.

NOTE 9 — SEGMENT INFORMATION

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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO THE CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
January 31, 2005
(unaudited)
(in thousands, except per share data)

NOTE 9 — SEGMENT INFORMATION (CONTINUED)

     The following table summarizes the Company’s operations by business segment:

	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended January 31, 2005
Net sales and other revenue	$89,915	$590	$11,345	$(11,132)	$90,718
Cost of sales	80,166	597	9,632	(10,606)	79,789
Operating, general and administrative expenses	7,268	—	1,196	—	8,464
Operating income	2,481	(7)	517	(526)	2,465
Income before taxes	2,313	(7)	533	(526)	2,313

Three months ended January 31, 2004
Net sales and other revenue	$72,573	$132	$8,079	$(7,338)	$73,446
Cost of sales	64,071	120	7,134	(7,341)	63,984
Operating, general and administrative expenses	5,675	—	972	—	6,647
Operating income	2,828	11	(27)	3	2,815
Income before taxes	2,628	11	(14)	3	2,628

Six months ended January 31, 2005
Net sales and other revenue	$189,651	$1,637	$23,041	$(24,639)	$189,690
Cost of sales	172,269	1,608	19,935	(24,017)	169,795
Operating, general and administrative expenses	13,950	—	2,541	—	16,491
Operating income	3,432	29	565	(622)	3,404
Income before taxes	3,114	29	593	(622)	3,114

Six months ended January 31, 2004
Net sales and other revenue	$161,089	$245	$18,318	$(17,763)	$161,889
Cost of sales	145,139	232	16,124	(17,693)	143,802
Operating, general and administrative expenses	11,802	—	2,158	—	13,960
Operating income	4,148	13	36	(70)	4,127
Income before taxes	3,877	13	58	(70)	3,878

Business segment assets
January 31, 2005	$104,959	$276	$8,165	$(7,815)	$105,585
July 31, 2004	84,128	372	6,291	(6,040)	84,751

NOTE 10 — RECLASSIFICATIONS

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

Forward-Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Risk Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the current economic environment affecting the Company and the markets it serves;

•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	estimates regarding the Company’s capital requirements and its need for additional financing;

•	the Company’s ability to attract customers and the market acceptance of its products;

•	our ability to establish relationships with suppliers of products; and

•	plans for future products and services and for enhancements of existing products and services.

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

     These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: decreased demand for our services: loss of one or more of our major customers; surplus inventories; loss of one or more of our major vendors; recessionary economic cycles; strikes, work slow downs, or work stoppages at our vendors’ facilities; increases in interest rates; and increases in the prices paid for goods. Readers should review and consider these factors along with the various disclosures we make in public filings with the Securities and Exchange Commission.

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

     During the quarter ended January 31, 2005, the Company’s gross profit increased $1.5 million although decreased as a percentage of net sales and other revenue, which directly impacted the Company’s net income. For the quarter, net income decreased by $210 thousand or 12.6% to $1.5 million compared to $1.7 million in the prior period. Due to changes in manufacturer contracts and reductions in sales performance incentives earned by the Company, the estimated shareholder performance rebate accrued for the six months ended January 31, 2005 was $680 thousand versus $3.2 million for the prior comparative period.

     Looking forward, we believe that costs of goods from manufacturers and labor expenses will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.

Current Assets

     During the six month period ending January 31, 2005, the Company’s current assets increased $20.8 million primarily due to increased accounts receivable and inventory. These increases are necessary to support the increased sales volume. Likewise current liabilities also increased primarily due to an increase in accounts payable which is the result of increased product purchases from vendors.

Results of Operations

     The following discussion is based on the historical results of operations for the three month and six month periods ended January 31, 2004 and 2005.

Summary Consolidated Results of Operations Table For Three Months Ended January 31, 2005

	Three Months Ended
	January 31
	(in thousands)
	2005	2004
Net sales and other revenue	$90,718	$73,446
Cost of sales	79,789	63,984

Gross profit	10,929	9,462
Operating, general and administrative expenses	8,464	6,647

Operating income	2,465	2,815

Interest expense, net	(152)	(187)

Other income (expense)	—	—
Income before taxes	2,313	2,628
Income tax expense	861	966

Net income	$1,452	$1,662

Three months ended January 31, 2005 as compared to three months ended January 31, 2004

     Net sales and other revenue for the three-month period ending January 31, 2005 increased $17.3 million to $90.7 million compared to $73.4 million for the same period the previous year.

     Gross profit for the three month period ending January 31, 2005 increased $1.5 million to $10.9 million compared to $9.5 million for the same period the previous year. This increase is primarily attributable to increased sales. Gross profit as a percentage of net sales and other revenue was 12.0% compared to 12.9% for the same period the previous year. This decrease in gross profit as a percentage of net sales and other revenue is due to changes in manufacturer contracts and reductions in sales performance incentives earned by the Company.

     Operating, general and administrative expenses for the three month period ending January 31, 2005 increased $1.9 million to $8.5 million compared to $6.6 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue were 9.3% compared to 9.1% for the same period the previous year.

     Operating income for the three month period ending January 31, 2005 decreased $.3 million to $2.5 million compared to $2.8 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin and increase in operating, general and administrative expenses.

     Interest expense decreased to $281 thousand for the three month period ending January 31, 2005, from $287 thousand for the same period in the previous year while interest income increased to $129 thousand compared to $100 thousand in the prior period. The net decrease is principally related to increased finance charges on accounts receivables.

     Net income decreased by $.2 million to $1.5 million compared to $1.7 million for the same period the previous year.

Operating Segments — three months ended January 31, 2005 as compared to three months ended January 31, 2004

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

     The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 9 of the Company’s Condensed, Consolidated Financial Statements for the Six Month Period Ended January 31, 2005.

Wholesale Distribution

     Net sales and other revenue for the three-month period ending January 31, 2005 increased by 24% or $17.3 million. Net sales and other revenue for the three month period ending January 31, 2005 totaled $89.9 million compared to $72.6 million for the same three month period in the prior fiscal year.

     Gross profit increased by $1.2 million to $9.7 million compared to $8.5 million for the same three month period in the prior fiscal year. This increase was primarily due to increased sales. Gross profit as a percentage of total revenue was 10.8% for the three month period ending January 31, 2005 compared to 11.7% for the same three month period in the prior fiscal year. This decrease in gross profit as a percentage of total revenue is due to changes in manufacturer contracts and reductions in sales performance incentives earned by this business segment.

     Operating, general and administrative expenses increased by $1.6 million to $7.3 million for three-month period ending January 31, 2005 compared to $5.7 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending January 31, 2005 was 8.1% compared to 7.8% for the three month period ended January 31, 2004.

     Operating income decreased by $.3 million to $2.5 million for the three-month period ending January 31, 2005 compared to $2.8 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin and an increase in operating, general and administrative expenses.

Logistics Services

     Net sales and other revenue for the three-month period ending January 31, 2005 increased by $.5 million. Net sales and other revenue for the three-month period ending January 31, 2005 totaled $.6 million compared to $.1 million for the same period in the previous fiscal year. This increase is primarily attributable to increased sales to other animal health wholesalers.

     Gross profit decreased by $18 thousand to a net loss of $7 thousand during the three-month period ending January 31, 2005 compared to $11 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was a negative 1.2% for the three-month period ending January 31, 2005 compared to 8.3% for the three month period ended January 31, 2004.

     Operating, general and administrative expenses did not change for the three-month period ending January 31, 2005 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending January 31, 2005 were less than .1% and were also less than .1% during the same three month period ending January 31, 2004.

     Operating income decreased by $18 thousand to a net loss of $7 thousand for the three-month period ending January 31, 2005 compared to $11 thousand for the same period the previous year. This decrease is primarily attributable to a decrease in gross profit.

Direct Customer Services

     Net sales and other revenue for the three-month period ending January 31, 2005 increased by 40% or $3.2 million. Net sales and other revenue for the three-month period ending January 31, 2005 totaled $11.3 million compared to $8.1 million for the same period the previous year.

     Gross profit increased by $.7 million to $1.7 million in the three-month period ending January 31, 2005 compared to $1 million for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 15.1% for the three-month period ending January 31, 2005 compared to 11.7% for the three month period ended January 31, 2004.

This increase in gross profit as a percentage of total revenue is due to an increase in sales performance incentives earned by this business segment.

     Operating, general and administrative expenses increased by $.2 million to $1.2 million for three-month period ending January 31, 2005 compared to $1 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending January 31, 2005 were 10.5% and compare to 12.0% during the same three month period ending January 31, 2004.

     Operating income increased by $.5 million to $.5 million for the three-month period ending January 31, 2005 compared to an operating loss of $.0 million for the same period the previous year. This increase is primarily attributable to an increase in gross margin.

Summary Consolidated Results of Operations Table For Six Months Ended January 31, 2005

	Six Months Ended
	January 31,
	(in thousands)

	2005	2004
Net sales and other revenue	$189,690	$161,889
Cost of sales	169,795	143,802

Gross profit	19,895	18,087
Operating, general and administrative expenses	16,491	13,960

Operating income	3,404	4,127

Interest expense, net	(290)	(249)

Other income (expense)	—	—
Income before taxes	3,114	3,878
Income tax expense	1,164	1,436

Net income	$1,950	$2,442

Six months ended January 31, 2005 as compared to six months ended January 31, 2004

     Net sales and other revenue for the six months ended January 31, 2005 increased $27.8 million to $189.7 million compared to $161.9 million for the same period the previous year.

     Gross profit for the six month period ended January 31, 2005 increased $1.8 million to $19.9 million compared to $18.1 million for the same period the previous year. This increase is primarily attributable to increased sales. Gross profit as a percentage of net sales and other revenue was 10.5% compared to 11.2% for the same period the previous year. This decrease in gross profit as a percentage of net sales and other revenue is due to changes in manufacturer contracts and reductions is sales performance incentives earned by the Company.

     Operating, general and administrative expenses for the six month period ended January 31, 2005 increased $2.5 million to $16.5 million compared to $14.0 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue were 8.7% compared to 8.6% for the same period the previous year.

     Operating income for the six month period ended January 31, 2005 decreased $.7 million to $3.4 million compared to $4.1 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin.

     Interest expense increased to $.6 million for the six month period ended January 31, 2005, from $.5 million for the same period in the previous year while interest income increased to $.3 million compared to $.2 million in the prior period. The net increase is principally related to increased interest rates and a higher average balance on the Company’s revolving line of credit.

     Net income decreased by $.4 million to $2.0 million compared to $2.4 million for the same period the previous year.

Operating Segments - six months ended January 31, 2005 as compared to six months ended January 31, 2004

Wholesale Distribution

     Net sales and other revenue for the six-month period ended January 31, 2005 increased by 18% or $28.6 million. Net sales and other revenue for the six month period ending January 31, 2005 totaled $189.7 million compared to $161.1 million for the same six month period in the prior fiscal year.

     Gross profit increased by $1.4 million to $17.4 million compared to $16 million for the same six month period in the prior fiscal year. This increase was primarily due to increased sales. Gross profit as a percentage of total revenue was 9.2% for the six month period ended January 31, 2005 compared to 9.9% for the same six month period in the prior fiscal year. This decrease in gross profit as a percentage of total revenue is due to the changes in manufacturer contracts and reductions is sales performance incentives earned by this business segment.

     Operating, general and administrative expenses increased by $2.2 million to $14 million for the six month period ended January 31, 2005 compared to $11.8 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ended January 31, 2005 were 7.4% compared to 7.3% for the six month period ended January 31, 2004.

     Operating income decreased by $.7 million to $3.4 million for the six month period ended January 31, 2005 compared to $4.1 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin and an increase in operating, general and administrative expenses.

Logistics Services

     Net sales and other revenue for the six month period ended January 31, 2005 increased by $1.4 million. Net sales and other revenue for the six month period ended January 31, 2005 totaled $1.6 million compared to $.2 million for the same period in the previous fiscal year. This increase is primarily attributable to increased sales to other animal health wholesalers.

     Gross profit increased by $16 thousand to $29 thousand during the six month period ended January 31, 2005 compared to $13 thousand for the same period during the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 1.8% for the six month period ended January 31, 2005 compared to 5.3% for the six month period ended January 31, 2004.

     Operating income increased by $16 thousand to $29 thousand for the six month period ended January 31, 2005 compared to $13 thousand for the same period the previous year. This increase is primarily attributable to the increase in revenue.

Direct Customer Services

     Net sales and other revenue for the six month period ended January 31, 2005 increased by 26% or $4.7 million. Net sales and other revenue for the six month period ended January 31, 2005 totaled $23 million compared to $18.3 million for the same period the previous year.

     Gross profit increased by $.9 million to $3.1 in the six month period ended January 31, 2005 compared to $2.2 million for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 13.5% for the six month period ended January 31, 2005 compared to 12.0% for the six month period ended January 31, 2004. This increase in gross profit as a percentage of total revenue is due to an increase in sales performance incentives earned by this business segment.

     Operating, general and administrative expenses increased by $.3 million to $2.5 million for the six month period ended January 31, 2005 compared to $2.2 million for the same period the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ended January 31, 2005 were 11.0% compared to 11.8% during the same six month period ended January 31, 2004.

     Operating income increased by $.5 million to $.6 million for the six month period ended January 31, 2005 compared to $.1 million for the same period the previous year. This increase is primarily attributable to an increase in gross margin.

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

     In the last few years, the Company has been selling more companion animal related products. These products tend to have a different seasonal nature which minimally overlaps the livestock business cycles. The net result is a reduction of the cyclical seasonal nature of the business. Minimizing the cyclical nature of the Company’s business has allowed for more efficient utilization of all resources.

Liquidity and Capital Resources

     The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the six month period ended January 31, 2005, there were no additional material commitments for capital expenditures.

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

     In October 2002, the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for approximately $808 thousand in order to provide the Company with land available for future expansion of its Omaha facility. In addition to the purchase of the additional 10 acres in Omaha, the Company made significant capital investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. The Company purchased some of the equipment in February 2003 by using a capital lease in the amount of $343,075, with interest at 4.58% and monthly payments of $10,218 through February 2006.

     In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and US. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note, which matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of January 31, 2005, the Company had $2,874,652 outstanding on the Term Promissory Note.

     On December 28, 2004, the Company, ProConn, Exact Logistics and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit from $25,000,000 to $40,000,000 and the Company agreed to amend its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note for $40,000,000 among U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note, which matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio. As of January 31, 2005, the variable interest rate at which the Revolving Promissory Note accrued interest was 4.49% and the Company had approximately $12 million outstanding thereunder.

     Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by US Bank on the Company’s Omaha facility as well as a first security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, personal property and general intangibles. The Amended and Restated Loan Agreement imposes a number of conditions which must be met by the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank’s disbursement of loan funds under the Revolving Promissory Note, including, without limitation, meeting certain financial covenants and providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.

     In addition, the Company’s Articles of Incorporation require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5.8 million as of January 31, 2005.

     Operating Activities. Net cash consumed by operating activities of $9.9 million for six months ended January 31, 2004 was primarily attributable to an increase of $6 million in receivables and an increase of $18.2 million in inventories and were partially offset by an increase of $12.8 million in accounts payable. Net cash consumed by operating activities of $1.3 million for six months ended January 31, 2005 was primarily attributable to an increase of $10.7 million in receivables and an increase of $11.1 million in inventories and were partially offset by an increase of $17.3 million in accounts payable.

     Investing Activities. Net cash consumed by investing activities of $.7 million for the period ended January 31, 2004 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. Net cash consumed by investing activities of $.7 million for the period ended January 31, 2005 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

     Financing Activities. Net cash provided by financing activities of $8.7 million for the period ended January 31, 2004 was primarily attributable to net loan proceeds of $9.2 million. Net cash provided by financing activities of $1.2 million for period ended January 31, 2005 was primarily attributable to net loan proceeds of $1.9 million.

Off-Balance Sheet Arrangements

     At January 31, 2005, the Company did not have any off-balance sheet arrangements.

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

Major Customer, Major Suppliers and Credit Concentrations

     Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 13.2% of the Company’s receivables at January 31, 2005. One customer comprised a significant individual receivable consisting of 11.3% of the Company’s receivables at January 31, 2004. One vendor comprised 31.0% of all purchases the six month period ended January 31, 2005 and 30.1% of all purchases for the six month period ended January 31, 2004.

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

Recent Accounting Changes

     During the quarter, no new accounting standards were issued that impacted the Company’s financial position, cash flows or results of operations. See Note 2 to the Condensed, Consolidated Financial Statements for new standards issued by the Financial Accounting Standards Board during the quarter.

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

Fluctuation of Future Results Due to Factors Outside of Management’s Control

     The Company’s operating results may significantly fluctuate, and you should not rely on them as an indication of the Company’s future results. Future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most notable of these factors include:

•	seasonality;

•	the impact of economic factors on the national veterinary practices;

•	the timing and effectiveness of marketing programs;

•	the timing of the introduction of new products and services;

•	the timing and effectiveness of capital expenditures;

•	changes in manufacturer contracts; and

•	competition.

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

     Entering into strategic relationships is complicated because some of our current and future manufacturers are potential strategic partners, and these manufacturers may decide to compete with us in the future. In addition, we may not be able to establish relationships with key participants in the veterinary distribution industry if we have established relationships with competitors of these key participants. Consequently, it is important that we are perceived as independent of any particular customer or partner.

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

Our Substantial Leverage Could Harm Our Business By Limiting Our Available Cash and Our Access To Additional Capital

     As of January 31, 2005, our total long-term debt (excluding current portions) was approximately $5.5 million, and we had $12 million outstanding under our revolving credit facility and an additional $17.3 million of borrowing capacity available under such facility. Our degree of leverage could have important consequences for you, including the following:

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

     Our Variable Rate Indebtedness Subjects Us To Interest Rate Risk, Which Could Cause Our Debt Service Obligations To Increase Significantly

     Certain of our borrowings, primarily borrowings under our revolving line of credit, are at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt for the quarter ended January 31, 2005 was approximately $12 million and our interest expense was $559 thousand. A 1% increase in the average interest rate would increase future interest expense by approximately $126 thousand per year assuming an average outstanding balance under the revolving line of credit of $12.6 million.

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

     The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .449 percentage points (a 10% change from the interest rate as of January 31, 2005), assuming no change in the Company’s outstanding balance under the line of credit (approximately $12 million as of January 31, 2005), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $53,880.

     Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum and matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of January 31, 2005, the Company had $2,874,652 outstanding on the Term Promissory Note.

     Under our Second Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $40,000,000 and evidenced by a Revolving Promissory Note dated December 28, 2004, among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest, and at January 31, 2005, the variable interest rate at which the Revolving Promissory Note accrued interest was 4.49% and the Company had approximately $12 million outstanding thereunder.

     Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by U.S. Bank on the Company’s Omaha facility as well as a first security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, personal property and general intangibles.

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

Changes in Internal Controls

     During the quarter ended January 31, 2005, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     (a) Not applicable.

     (b) Not applicable.

     (c) During the quarter ended January 31, 2005, the Company repurchased four shares of its common stock as set forth in the following table:

     Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs(2)	Programs(3)
November 1 - November 30, 2004	4	$3,000	—	1,955
December 1 - December 31, 2004	0	$3,000	—	1,947
January 1 - January 31, 2005	0	$3,000	—	1,958
Total:	4	$3,000	—	1,958

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of the Company was held on December 10, 2004, for the purposes of (i) electing three (3) Class II directors to serve until the 2007 Annual Meeting of Shareholders, (ii) amending and restating non-director provisions of the Company’s Articles of Incorporation, and (iii) amending and restating Article VII (Directors) of the Company’s Articles of Incorporation. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s nominees. Each of management’s nominees for director as listed in the Proxy Statement was elected.

     The voting tabulation on the election of directors was as follows:

		Shares Voted	Shares Voted
Director	Shares Voted "FOR"	"AGAINST"	"ABSTAIN"
Buddy D. Ray, D.V.M	939	22	37
Scott A. Shuey, D.V.M.,	939	22	37
Steven E. Wright, D.V.M	939	22	37

     The voting tabulation approving the non-director provisions of the Articles of Incorporation was “FOR” 901 ; “AGAINST” 26; and “ABSTAIN” 71. The voting tabulation approving the director provisions of the Company’s Articles of Incorporation was “FOR” 889; “AGAINST” 48; and “ABSTAIN” 61.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

Exhibit
No.	Description

3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd.#
3.2	Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (1)
4.1	Certificate of Professional Veterinary Products, Ltd. (1)
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (See Exhibit 3.1)
4.3	Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (1)
10.23	Revolving Promissory Note dated December 28, 2004 among Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, National Association#
10.24	Second Amendment to the Amended and Restated Loan Agreement dated December 28, 2004, among Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, National Association#
31.1	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer #
31.2	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Neal Soderquist, the Company’s Chief Financial Officer #
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer, and Neal Soderquist, the Company’s Chief Financial Officer #

#	Filed herewith.

The following footnote indicates a document previously filed as an exhibit to and incorporated by reference from the following:

(1) Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

     (b) REPORTS ON FORM 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

date: March 15, 2005	PROFESSIONAL VETERINARY PRODUCTS, LTD.
/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly,
President and Chief Executive Officer

/s/ Neal B. Soderquist
Neal B. Soderquist, Chief Financial Officer