Form 10-Q
period 2005-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2005-06-14
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

or

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

     Yes      ☐     No     ☑

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 31, 2005).

Common Stock, $1.00 par value, 2,003

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED APRIL 30, 2005

PART I    FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

To the Board of Directors and Stockholders
Professional Veterinary Products, Ltd.
Omaha, NE

INDEPENDENT ACCOUNTANT’S REPORT

     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of April 30, 2005, and the related statements of consolidated income for the three month and nine month periods ended April 30, 2005 and 2004 and the consolidated statements of cash flows for the nine month periods ended April 30, 2005 and 2004. These financial statements are the responsibility of the company’s management.

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
June 3, 2005

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets
As of April 30, 2005 (unaudited) and July 31, 2004
(in thousands, except share data)

	April 30,	July 31,
	2005	2004
ASSETS
CURRENT ASSETS
Cash	$1,680	$2,545
Accounts receivable, less allowance for doubtful accounts $1,012 and $821, respectively	36,443	22,117
Accounts receivable, related party	4,800	3,248
Inventory, less allowance for obsolete inventory $152 and $129, respectively	40,316	40,682
Deferred tax asset	1,192	952
Other current assets	524	836

Total current assets	84,955	70,380

NET PROPERTY AND EQUIPMENT	10,690	10,564

OTHER ASSETS
Intangible assets, less accumulated amortization $14 and $12, respectively	11	13
Intangible retirement asset	939	1,326
Investment in unconsolidated affiliates	1,720	1,720
Cash value life insurance	1,178	728
Other assets	1	20

Total other assets	3,849	3,807

TOTAL ASSETS	$99,494	$84,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$17,725	$10,174
Current portion of long-term debt and capital lease obligation	1,839	2,000
Accounts payable	49,392	45,216
Accounts payable, related parties	1,102	840
Other current liabilities	4,608	3,815

Total current liabilities	74,666	62,045

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	5,362	5,982
Accrued retirement benefits, less current portion	939	1,326
Deferred tax liability	466	457
Shares subject to mandatory redemption, $1 par value; issued and outstanding 729 shares and 716 shares respectively	2,164	2,110

Total long-term liabilities	8,931	9,875

TOTAL LIABILITIES	83,597	71,920

COMMITMENTS AND CONTINGENT LIABILITIES - SEE NOTE 8

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding 1,266 shares and 1,236, respectively	1	1
Paid-in capital	3,734	3,635
Retained earnings	12,162	9,195

Total stockholders’ equity	15,897	12,831

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,494	$84,751

     See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income
Three and Nine Month Periods Ended April 30, 2005 and 2004
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
NET SALES AND OTHER REVENUE	$102,689	$85,075	$292,379	$246,963

COST OF SALES	92,071	76,648	261,867	220,450

Gross Profit	10,618	8,427	30,512	26,513

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	8,771	7,362	25,262	21,323

Operating income	1,847	1,065	5,250	5,190

OTHER INCOME (EXPENSE)

Interest income	149	120	418	364
Interest expense	(359)	(342)	(917)	(835)
Other	—	(24)	—	(24)

Other expense, net	(210)	(246)	(499)	(495)

Income before taxes	1,637	819	4,751	4,695

Income tax expense	620	316	1,784	1,752

NET INCOME	$1,017	$503	$2,967	$2,943

EARNINGS PER COMMON SHARE	$807.67	$417.94	$2,383.46	$2,479.97

Weighted average common shares outstanding	1,260	1,202	1,245	1,187

SUPPLEMENTAL INFORMATION

Net sales and other revenue, related parties	$10,039	$8,932	$29,137	$24,373

Purchases, related parties	$2,279	$3,602	$10,109	$13,582

     See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Nine Month Periods Ended April 30, 2005 and 2004
(unaudited)
(in thousands, except per share data)

	April 30,	April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,967	$2,943

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	948	826
Accrued retirement benefits	387	314
Loss on sale of equipment	—	24
(Increase) decrease in:
Receivables	(15,878)	(7,090)
Inventory	366	(12,954)
Deferred tax asset	(240)	(265)
Other assets	332	(316)
Cash value life insurance	(449)	(424)
Increase (decrease) in:
Accounts payable	4,438	10,143
Other current liabilities	406	(1,442)
Deferred tax liability	9	160

Total adjustments	(9,681)	(11,024)

Net cash consumed by operating activities	(6,714)	(8,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(1,073)	(1,177)

Net cash consumed by investing activities	(1,073)	(1,177)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	7,551	7,591
Proceeds from capital lease obligation	208	—
Payments on long-term debt and capital lease obligation	(989)	(1,005)
Net proceeds from issuance of shares subject to mandatory redemption	54	56
Net proceeds from issuance of common stock	98	205

Net cash provided by financing activities	6,922	6,847

Net decrease in cash	(865)	(2,411)
Cash at beginning of period	2,545	4,346

Cash at end of period	$1,680	$1,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid	$902	$817

Income taxes paid	$1,760	$3,661

     See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Condensed, Consolidated Financial Statements
April 30, 2005
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

     The results of operations and cash flows for the nine months ended April 30, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2005 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 151, Inventory Costs – an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that abnormal amounts be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard does not affect the Company’s financial position, cash flows or results of operations.

     In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions – an amendment of FASB Statement No. 66, SFAS No. 153, Exchanges of Nonmonetary Assets – an amendment of APB Opinion No. 29, and SFAS No. 123 (Revised 2004), Share-Based Payment. These standards do not affect the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005
(unaudited)
(in thousands, except per share data)

NOTE 3 – PROPERTY AND EQUIPMENT

     Major classes of property and equipment consist of the following:

	April 30,	July 31,
	2005	2004
Land	$1,762	$1,762
Buildings	5,045	5,045
Leasehold improvements	550	188
Equipment	8,021	7,120

	15,378	14,115
Less - Accumulated depreciation	4,740	3,794

	10,638	10,321
Construction in progress	52	243

Net property, plant, and equipment	$10,690	$10,564

NOTE 4 – LINE OF CREDIT

     In December 2004, the Company increased the amount of the revolving line of credit from $25,000 to $40,000. This agreement is scheduled to expire in January 2008. The short-term borrowing amounts outstanding under this credit facility were $17,725 and $10,174 at April 30, 2005 and July 31, 2004, respectively. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The line of credit is secured by substantially all of the Company’s assets.

     Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, our debt agreements contain a number of covenants, among other things, that restrict our and our subsidiaries’ ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at April 30, 2005 and July 31, 2004.

NOTE 5 – EARNINGS PER SHARE

     SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted-average number of common shares outstanding was 1,245 and 1,187 at April 30, 2005 and 2004, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005
(unaudited)
(in thousands, except per share data)

NOTE 6 – COMMON STOCK

     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 1,995 at April 30, 2005 and 1,952 at July 31, 2004. Holders of common stock are entitled to: a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share subject to adequate resources being available. Shares held by single member limited liability companies and sole proprietorships are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share. The amount to be paid upon death of these shareholders as of April 30, 2005 was $2,164.

     There were 7 and 14 common shares subscribed but unissued as of April 30, 2005 and July 31, 2004, respectively. The amounts receivable on these shares reduced paid-in capital by $12 and $20 at April 30, 2005 and July 31, 2004, respectively. Accounts receivable arising from stock sales is presented as a deduction from shareholders’ equity to the extent such receivable was not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any share of common stock.

NOTE 7 – POSTRETIREMENT BENEFITS

     On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the nine months ended April 30, 2005 and 2004, benefits accrued and expensed were $387 and $314, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,102 and $659 at April 30, 2005 and July 31, 2004, respectively.

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

     Net periodic benefit costs for the Company’s SERP for the nine months ended April 30, included the following components:

	April 30,
	2005	2004
Service cost	$144	$114
Interest cost	129	98
Amortization of prior losses	12	—
Amortization of unrecognized prior service cost	102	102

Net periodic benefit cost	$387	$314

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005
(unaudited)
(in thousands, except per share data)

NOTE 7 – POSTRETIREMENT BENEFITS (CONTINUED)

     The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 6.25% and 4.00%, respectively, at July 31, 2004. The Company expects to recognize $516 of net periodic benefit cost for this postretirement plan in 2005.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

     Stock Redemption – The Company is required by its Articles of Incorporation to repurchase stock within ninety days of receiving written notice from the shareholder requesting redemption of their stock subject to adequate resources being available. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5,899 as of April 30, 2005.

     Major Customer, Major Suppliers and Credit Concentrations – Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 11.4% and 11.3% of the Company’s receivables at April 30, 2005 and July 31, 2004, respectively. One vendor comprised a significant individual payable consisting of 28.6% and 56.2% of the Company’s payables at April 30, 2005 and July 31, 2004, respectively.

     Estimated Rebate – Due to changes in manufacturer contracts and reductions in sales performance incentives earned by the Company, the estimated shareholder performance rebate accrued for the nine months ended was $1,000 versus $4,104 at April 30, 2005 and April 30, 2004, respectively.

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

     Agreements - In February 2005, the Company entered into a written understanding with two individuals who are residents of Texas. Such Texas residents have agreed to construct a 15,625 square foot building (the Building) in Hereford, Texas. It is anticipated that the Building will be completed no later than August 2005 (the Construction Deadline). Assuming the Building is completed by the Construction Deadline, the Company will lease space in the Building pursuant to the terms of a lease that the parties currently are negotiating. If the Building is completed and the parties enter into a lease, the Company will use the Building as a distribution facility commencing in August or September 2005.

NOTE 9 – SEGMENT INFORMATION

     The Company has three reportable segments: Wholesale Distribution, Logistics Services and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business to business type transactions. The Logistic Services segment serves its customers by consolidating, packaging and delivering animal health products closer to the final destination, resulting in reduced freight costs and improved delivery performance. The Direct Customer Services segment serves as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005
(unaudited)
(in thousands, except per share data)

     NOTE 9 – SEGMENT INFORMATION (CONTINUED)

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

     Since the Company’s reportable segments all provide essentially the same products and services, the Company believes it would be impracticable to report the revenue from external customers for each product and service or each group of similar products and services in accordance with paragraph 37 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005
(unaudited)
(in thousands, except per share data)

NOTE 9 – SEGMENT INFORMATION (CONTINUED)

     The following table summarizes the Company’s operations by business segment:

	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended April 30, 2005
Net sales and other revenue	$102,149	$188	$9,044	$(8,692)	$102,689
Cost of sales	92,624	169	8,031	(8,753)	92,071
Operating, general and administrative expenses	7,659	1	1,111	—	8,771
Operating income	1,866	18	(98)	61	1,847
Income before taxes	1,637	18	(79)	61	1,637

Three months ended April 30, 2004
Net sales and other revenue	$84,495	$219	$6,320	$(5,959)	$85,075
Cost of sales	76,990	201	5,175	(5,718)	76,648
Operating, general and administrative expenses	6,419	—	943	—	7,362
Operating income	1,085	18	202	(240)	1,065
Income before taxes	819	18	222	(240)	819

Nine months ended April 30, 2005
Net sales and other revenue	$291,799	$1,825	$32,085	$(33,330)	$292,379
Cost of sales	264,894	1,777	27,966	(32,770)	261,867
Operating, general and administrative expenses	21,609	1	3,652	—	25,262
Operating income	5,297	47	467	(561)	5,250
Income before taxes	4,751	47	514	(561)	4,751

Nine months ended April 30, 2004
Net sales and other revenue	$245,584	$464	$24,638	$(23,723)	$246,963
Cost of sales	222,129	433	21,299	(23,411)	220,450
Operating, general and administrative expenses	18,222	—	3,101	—	21,323
Operating income	5,233	31	237	(311)	5,190
Income before taxes	4,695	31	280	(311)	4,695

Business segment assets
April 30, 2005	$98,823	$295	$9,157	$(8,781)	$99,494
July 31, 2004	84,128	372	6,291	(6,040)	84,751

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005
(unaudited)
(in thousands, except per share data)

NOTE 10 – RECLASSIFICATIONS

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

Overview

     Professional Veterinary Products, Ltd. provides distribution services of animal health products through three business segments, Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business to business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer.

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

     During the quarter ended April 30, 2005, the Company’s gross profit increased $2.2 million compared to the prior period. For the quarter, net income increased by $.5 million or 102.2% to $1 million compared to $.5 million in the prior period. Due to changes in manufacturer contracts and reductions in sales performance incentives earned by the Company, the estimated shareholder performance rebate accrued for the nine months ended April 30, 2005 was $1 million versus $4.1 million for the prior comparative period.

     Looking forward, we believe that costs of goods from manufacturers and labor expenses will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.

Current Assets

     During the nine month period ending April 30, 2005, the Company’s current assets increased $14.6 million primarily due to increased accounts receivable. This increase is necessary to support the increased sales volume.

Current Liabilities

          During the nine month period ending April 30, 2005, the Company’s current liabilities also increased $12.6 million primarily due to an increase in notes payable and accounts payable which is the result of increased product purchases from vendors.

Results of Operations

     The following discussion is based on the historical results of operations for the three month and nine month periods ended April 30, 2004 and 2005.

Summary Consolidated Results of Operations Table For Three Months Ended April 30, 2005

	Three Months Ended
	April 30
	(in thousands)

	2005	2004
Net sales and other revenue	$102,689	$85,075
Cost of sales	92,071	76,648

Gross profit	10,618	8,427
Operating, general and administrative expenses	8,771	7,362

Operating income	1,847	1,065

Interest expense, net	(210)	(222)
Other income (expense)	—	(24)

Income before taxes	1,637	819
Income tax expense	620	316

Net income	$1,017	$503

Three months ended April 30, 2005 as compared to three months ended April 30, 2004

     Net sales and other revenue for the three month period ending April 30, 2005 increased $17.6 million to $102.7 million compared to $85.1 million for the same period the previous year. This increase in net sales and other revenue primarily resulted from an increase in sales to new customers of $10.5 million, an increase in sales to existing customers of $7.1 million, and a decrease in customer rebates of $.3 million. Partially offsetting this increase was an increase in returns of $.3 million.

     Gross profit for the three month period ending April 30, 2005 increased $2.2 million to $10.6 million compared to $8.4 million for the same period the previous year. This increase is primarily attributable to increased sales. Gross profit as a percentage of net sales and other revenue was 10.3% compared to 9.9% for the same period the previous year. This increase in gross profit as a percentage of net sales and other revenue is due to increases in sales performance incentives earned by the Company.

     Operating, general and administrative expenses for the three month period ending April 30, 2005 increased $1.4 million to $8.8 million compared to $7.4 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue were 8.5% compared to 8.7% for the same period the previous year.

     Operating income for the three month period ending April 30, 2005 increased $.8 million to $1.8 million compared to $1 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit margin.

     Interest expense increased to $.4 million for the three month period ending April 30, 2005, from $.3 million for the same period in the previous year while interest income remained the same compared to the same period in the previous year. The increase in interest expense is principally related to increased interest rates and higher average balance on the Company’s line of credit.

     Net income increased by $.5 million to $1 million compared to $.5 million for the same period the previous year.

Operating Segments — three months ended April 30, 2005 as compared to three months ended April 30, 2004

     The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians.

     The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistic Services segment serves business to business type transactions.

     The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

     The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 9 of the Company’s Condensed, Consolidated Financial Statements at April 30, 2005.

Wholesale Distribution

     Net sales and other revenue for the three month period ending April 30, 2005 increased by 20.9% or $17.6 million. Net sales and other revenue for the three month period ending April 30, 2005 totaled $102.1 million compared to $84.5 million for the same three month period in the prior fiscal year. This increase in net sales and other revenue primarily resulted from an increase in sales to new customers of $7.2 million, an increase in sales to existing customers of $10.5 million, and a decrease in customer rebates of $.4 million. Partially offsetting this increase in net sales and other revenue was a decrease in earnings of affiliates of $.3 million.

     Gross profit increased by $2 million to $9.5 million compared to $7.5 million for the same three month period in the prior fiscal year. This increase was primarily due to increased sales and sales performance incentives earned by the company. Gross profit as a percentage of total revenue was 9.3% for the three month period ending April 30, 2005 compared to 8.9% for the same three month period in the prior fiscal year. This increase in gross profit as a percentage of total revenue is due to increases in sales performance incentives earned by this business segment.

     Operating, general and administrative expenses increased by $1.2 million to $7.6 million for three month period ending April 30, 2005 compared to $6.4 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending April 30, 2005 was 7.5% compared to 7.6% for the three month period ended April 30, 2004.

     Operating income increased by $.8 million to $1.8 million for the three month period ending April 30, 2005 compared to $1 million for the previous year. This increase is primarily attributable to the increase in gross profit margin.

Logistics Services

     Net sales and other revenue for the three month period ending April 30, 2005 decreased by 14.2% or $31 thousand. Net sales and other revenue for the three month period ending April 30, 2005 totaled $188 thousand compared to $219 thousand for the same period in the previous fiscal year. This decrease in net sales and other revenue primarily resulted from an increase in returns of $33 thousand and an increase in customer rebates of $13 thousand.

     Gross profit increased by $1 thousand to $19 thousand during the three month period ending April 30, 2005 compared to $18 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 10.1% for the three month period ending April 30, 2005 compared to 8.2% for the three month period ended April 30, 2004. The increase in gross profit primarily resulted from a decrease of cost of sales of $32 thousand. Partially offsetting this increase in gross profit was a decrease in net sales and other revenue of $31 thousand to other animal health wholesalers.

     Operating, general and administrative expenses increased by $1 thousand to $1 thousand for the three month period ending April 30, 2005 compared to zero for the previous year. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2005 was .5% compared to 0% during the same three month period ending April 30, 2004. The increase in operating, general, and administrative expenses primarily resulted from an increase in general marketing expenses of $600 and an increase in regulatory and license expense of $400.

     Operating income remained the same during the three month period ending April 30, 2005 compared to the same period during the previous fiscal year. Operating income did not change because the increase in gross profit of $1 thousand from animal health wholesalers was primarily offset by an increase of $1 thousand from operating, general and administrative expenses.

Direct Customer Services

     Net sales and other revenue for the three month period ending April 30, 2005 increased by 43.1% or $2.7 million. Net sales and other revenue for the three month period ending April 30, 2005 totaled $9 million compared to $6.3 million for the same period the previous year. The increase in net sales and other revenue primarily resulted from an increase in sales to new customers of $3.2 million and a decrease in sales to existing customers of $.2 million. This increase in net sales and other revenue was partially offset by an increase in returns of $.2 million and an increase in the customer rebates of $.1 million.

     Gross profit decreased by $.1 million to $1 million in the three month period ending April 30, 2005 compared to $1.1 million for the same period the previous fiscal year. This decrease was primarily due to a decrease in sales performance incentives earned by this business segment. Gross profit as a percentage of total revenue was 11.2% for the three month period ending April 30, 2005 compared to 18.1% for the three month period ended April 30, 2004. This decrease in gross profit as a percentage of total revenue is due to a decrease in sales performance incentives earned by this business segment.

     Operating, general and administrative expenses increased by $.1 million to $1.1 million for three month period ending April 30, 2005 compared to $1 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2005 were 12.3% and compared to 14.9% during the same three month period ending April 30, 2004.

     Operating income decreased by $.3 million to $(.1) million for the three month period ending April 30, 2005 compared to an operating income of $.2 million for the same period the previous year. This decrease is primarily attributable to a decrease in gross profit.

Summary Consolidated Results of Operations Table For Nine Months Ended April 30, 2005

	Nine Months Ended
	April 30,
	(in thousands)

	2005	2004
Net sales and other revenue	$292,379	$246,963
Cost of sales	261,867	220,450

Gross profit	30,512	26,513
Operating, general and administrative expenses	25,262	21,323

Operating income	5,250	5,190

Interest expense, net	(499)	(471)
Other income (expense)	—	(24)

Income before taxes	4,751	4,695
Income tax expense	1,784	1,752

Net income	$2,967	$2,943

Nine months ended April 30, 2005 as compared to nine months ended April 30, 2004

     Net sales and other revenue for the nine months ended April 30, 2005 increased $45.4 million to $292.4 million compared to $247 million for the same period the previous year. The increase in net sales and other revenue primarily resulted from an increase in sales to new customers of $25.7 million, an increase in sales to existing customers of $18.8 million, and a decrease in the estimated shareholder performance rebate of $3.1 million. This increase in net sales and other revenue was partially offset by an increase in returns of $1.3 million, an increase in the customer rebates of $.8 million, and an increase in the cash discounts of $.2 million.

     Gross profit for the nine month period ended April 30, 2005 increased $4 million to $30.5 million compared to $26.5 million for the same period the previous year. This increase is primarily attributable to increased sales. Gross profit as a percentage of net sales and other revenue was 10.4% compared to 10.7% for the same period the previous year. This decrease in gross profit as a percentage of total revenue is due to the changes in manufacturer contracts and reductions in sales performance incentives earned by the Company.

     Operating, general and administrative expenses for the nine month period ended April 30, 2005 increased $3.9 million to $25.2 million compared to $21.3 million for the same period the previous year. This increase is primarily attributable to support the increase in net sales and other revenue. These expenses as a percentage of net sales and other revenue were 8.6% compared to 8.6% for the same period the previous year.

     Operating income for the nine month period ended April 30, 2005 increased $.1 million to $5.3 million compared to $5.2 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit. Partially offsetting this increase was an increase to operating, general and administrative expenses.

     Interest expense increased to $.9 million for the nine month period ended April 30, 2005, from $.8 million for the same period in the previous year while interest income increased to $.4 million compared to $.3 million in the prior period. The increase in interest expense is principally related to increased interest rates and higher average balance on the Company’s line of credit. Partially offsetting this increase is increased finance charges on accounts receivable. The net change from nine months ended April 30, 2005 compared to nine months ended April 30, 2004 is zero.

     Net income increased by $.1 million to $3 million compared to $2.9 million for the same period the previous year. The increase in net income primarily resulted from an increase in net sales and other revenue of $45.4 million. This increase in net income was partially offset by an increase in cost of sales of $41.4 million and an increase in operating, general and administrative expenses of $3.9 million.

Operating Segments — nine months ended April 30, 2005 as compared to nine months ended April 30, 2004

Wholesale Distribution

     Net sales and other revenue for the nine month period ended April 30, 2005 increased by 18.8% or $46.2 million. Net sales and other revenue for the nine month period ending April 30, 2005 totaled $291.8 million compared to $245.6 million for the same nine month period in the prior fiscal year. The increase in net sales and other revenue primarily resulted from an increase in sales to new customers of $17.8 million, an increase in sales to existing customers of $26.6 million, a decrease in the estimated shareholder performance rebate of $3.1 million, and an increase in earnings from affiliates of $.2 million. This increase in net sales and other revenue was partially offset by an increase in returns of $.9 million and an increase in the customer rebates of $.5 million.

     Gross profit increased by $3.5 million to $26.9 million compared to $23.4 million for the same nine month period in the prior fiscal year. This increase was primarily due to increased sales. Gross profit as a percentage of total revenue was 9.2% for the nine month period ended April 30, 2005 compared to 9.5% for the same nine month period in the prior fiscal year. This decrease in gross profit as a percentage of total revenue is due to the changes in manufacturer contracts and reductions in sales performance incentives earned by this business segment.

     Operating, general and administrative expenses increased by $3.4 million to $21.6 million for the nine month period ended April 30, 2005 compared to $18.2 million for the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ended April 30, 2005 were 7.4% compared to 7.4% for the nine month period ended April 30, 2004.

     Operating income increased by $.1 million to $5.3 million for the nine month period ended April 30, 2005 compared to $5.2 million for the previous year. This increase is primarily attributable to the increase in gross profit. Partially offsetting this increase was an increase to operating, general and administrative expenses.

Logistics Services

     Net sales and other revenue for the nine month period ended April 30, 2005 increased by $1.3 million. Net sales and other revenue for the nine month period ended April 30, 2005 totaled $1.8 million compared to $.5 million for the same period in the previous fiscal year. The increase in net sales and other revenue primarily resulted from an increase in sales to new customers of $1.4 million and an increase in sales to existing customers of $.1 million. This increase in net sales and other revenue was partially offset by an increase of returns of $.1 million and an increase of sales discounts of $.1 million.

     Gross profit increased by $17 thousand to $48 thousand during the nine month period ended April 30, 2005 compared to $31 thousand for the same period during the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 2.6% for the nine month period ended April 30, 2005 compared to 6.7% for the nine month period ended April 30, 2004. The increase in gross profit primarily resulted from an increase in net sales and other revenue of $1.4 million and an increase in sales margin income of $35 thousand. Partially offsetting this increase in gross profit was an increase in cost of sales of $1.4 million.

     Operating, general and administrative expenses increased by $1 thousand to $1 thousand during the nine month period ended April 30, 2005 compared to zero for the same period during the previous fiscal year. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2005 were 0% compared to 0% for the nine month period ending April 30, 2004. The increase in operating, general, and administrative expenses primarily resulted from an increase in general marketing expenses of $600 and an increase in regulatory and license expense of $400.

     Operating income increased by $16 thousand to $47 thousand for the nine month period ended April 30, 2005 compared to $31 thousand for the same period the previous year. This increase is primarily attributable to the increase in revenue.

Direct Customer Services

     Net sales and other revenue for the nine month period ended April 30, 2005 increased by 30.2% or $7.4 million. Net sales and other revenue for the nine month period ended April 30, 2005 totaled $32 million compared to $24.6 million for the same period the previous year. The increase in net sales and other revenue primarily resulted from an increase in sales to new customers of $6.5 million and an increase in sales to existing customers of $1.4 million. This increase in net sales and other revenue was partially offset by an increase in returns of $.3 million and an increase in customer rebates of $.1 million.

     Gross profit increased by $.8 million to $4.1 million in the nine month period ended April 30, 2005 compared to $3.3 million for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 12.8% for the nine month period ended April 30, 2005 compared to 13.5% for the nine month period ended April 30, 2004. This decrease in gross profit as a percentage of total revenue is due to a decrease in sales performance incentives earned by this business segment.

     Operating, general and administrative expenses increased by $.5 million to $3.6 million for the nine month period ended April 30, 2005 compared to $3.1 million for the same period the previous year. This increase was primarily due to support the increase in revenue. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ended April 30, 2005 were 11.4% compared to 12.6% during the same nine month period ended April 30, 2004.

     Operating income increased by $.2 million to $.4 million for the nine month period ended April 30, 2005 compared to $.2 million for the same period the previous year. This increase is primarily attributable to an increase in gross profit. Partially offsetting this increase was an increase to operating, general and administrative expenses.

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

     In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and US. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note, which matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of April 30, 2005, the Company had $2,684,495 outstanding on the Term Promissory Note.

     On December 28, 2004, the Company, ProConn, Exact Logistics and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit from $25,000,000 to $40,000,000 and the Company agreed to amend its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note for $40,000,000 among U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note, which matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio. As of April 30, 2005, the variable interest rate at which the Revolving Promissory Note accrued interest was 4.59% and the Company had approximately $17.7 million outstanding thereunder.

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

     In February 2005, the Company entered into a written understanding with two individuals who are residents of Texas. Such Texas residents have agreed to construct a 15,625 square foot building (the Building) in Hereford, Texas. It is anticipated that the Building will be completed no later than August 2005 (the Construction Deadline). Assuming the Building is completed by the Construction Deadline, the Company will lease space in the Building pursuant to the terms of a lease that the parties currently are negotiating. If the Building is completed and the parties enter into a lease, the Company will use the Building as a distribution facility commencing in August or September 2005.

     In April 2005, the Company signed a lease agreement with US Bancorp Equipment Finance for voice picking equipment to be used in the Omaha, Nebraska and York, Pennsylvania facilities. The initial amount of the lease is in the amount of $207,996, with interest at 6.19% and monthly payments of $6,346 through April 2008.

     In addition, the Company’s Articles of Incorporation require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder subject to adequate resources being available. The Company was contingently liable for $5.9 million as of April 30, 2005.

     Operating Activities. Net cash consumed by operating activities of $8 million for nine months ended April 30, 2004 was primarily attributable to an increase of $7 million in receivables and an increase of $12.9 million in inventories and were partially offset by an increase of $10.1 million in accounts payable. Net cash consumed by operating activities of $6.7 million for nine months ended April 30, 2005 was primarily attributable to an increase of $15.8 million in receivables and were partially offset by an increase of $4.4 million in accounts payable and a decrease of $.4 million in inventory.

     Investing Activities. Net cash consumed by investing activities of $1.2 million for the nine months ended April 30, 2004 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. Net cash consumed by investing activities of $1.1 million for the nine months ended April 30, 2005 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

     Financing Activities. Net cash provided by financing activities of $6.8 million for the nine months ended April 30, 2004 was primarily attributable to net loan proceeds of $7.6 million and were partially offset by a decrease of $1 million from the payments on long-term debt and capital lease obligation. Net cash provided by financing activities of $6.9 million for the nine months ended April 30, 2005 was primarily attributable to net loan proceeds of $7.6 million and were partially offset by a decrease of $1 million from the payments on long-term debt and capital lease obligation.

Off-Balance Sheet Arrangements

     At April 30, 2005, the Company did not have any off-balance sheet arrangements.

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

Revenue Recognition

     The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The revenue from “buy/sell” and consignment transactions are recorded at gross. Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Inventories

     Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.

Major Customer, Major Suppliers and Credit Concentrations

     Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 11.4% of the Company’s receivables at April 30, 2005. One customer comprised a significant individual receivable consisting of 14% of the Company’s receivables at April 30, 2004. One vendor comprised 28.6% of the accounts payable balance at April 30, 2005 and 32% of the accounts payable balance at April 30, 2004.

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

Goodwill and Other Intangible Assets

     Annually, the Company subjects goodwill and other identifiable intangible assets with indefinite lives to an impairment test in accordance with accounting procedures generally accepted in the United States. Other intangible assets continue to be amortized over their useful lives

     Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the

Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense is included in operating, general, and administrative expenses on the Consolidated Statements of Income.

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

We May Lack the Funds to Repurchase all of the Shares

     As a shareholder you are not permitted to sell, assign, or otherwise transfer your share of stock except back to the Company. The shareholder must give the Company written notice of the proposed sale, and we will repurchase the share of stock within ninety days of receiving such written notice, at the price the shareholder paid for the share. The Company must also repurchase the share of stock at the price the shareholder paid for such share of stock in the event of a shareholder’s death. In the event a shareholder is no longer qualified to own the Company stock, the shareholder must sell the share of stock back to the Company, which will repurchase the share at the price paid by the shareholder for such share of stock. If substantially all the shareholders wish to sell their shares or no longer become qualified to own the Company stock, we will be required to repurchase a large number of shares, which may divert financial resources that would otherwise be used for operations and business.

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

Our Substantial Leverage Could Harm Our Business By Limiting Our Available Cash and Our Access To Additional Capital

     As of April 30, 2005, our total long-term debt (excluding current portions) was approximately $5.4 million, and we had $17.7 million outstanding under our revolving credit facility and an additional $22.3 million of borrowing capacity available under such facility. Our degree of leverage could have important consequences for you, including the following:

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

Our Variable Rate Indebtedness Subjects Us To Interest Rate Risk, Which Could Cause Our Debt Service Obligations To Increase Significantly

     Certain of our borrowings, primarily borrowings under our revolving line of credit, are at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt for the quarter ended April 30, 2005 was approximately $17.7 million and our interest expense was $917 thousand. A 1% increase in the average interest rate would increase future interest expense by approximately $223 thousand per year assuming an average outstanding balance under the revolving line of credit of $22.3 million.

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

     The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .459 percentage points (a 10% change from the interest rate as of April 30, 2005), assuming no change in the Company’s outstanding balance under the line of credit (approximately $17.7 million as of April 30, 2005), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $81 thousand.

     Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum and matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of April 30, 2005, the Company had $2,684,495 outstanding on the Term Promissory Note.

     Under our Second Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $40,000,000 and evidenced by a Revolving Promissory Note dated December 28, 2004, among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest, and at April 30, 2005, the variable interest rate at which the Revolving Promissory Note accrued interest was 4.59% and the Company had approximately $17.7 million outstanding thereunder.

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

Changes in Internal Controls

     During the quarter ended April 30, 2005, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) Not applicable.

     (b) Not applicable.

     (c) During the quarter ended April 30, 2005, the Company repurchased seven shares of its common stock as set forth in the following table:

     Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs(2)	Programs(3)
February 1 - February 28, 2005	2	$3,000	—	1,981
March 1 - March 31, 2005	3	$3,000	—	1,985
April 1 - April 30, 2005	2	$3,000	—	1,995
Total:	7	$3,000	—	1,995

     (1) The Company’s Bylaws require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of his, her, or its share of stock, and under the Articles of Incorporation, the Company may repurchase the share of common stock of any shareholder who is no longer a veterinarian or veterinary clinic or owes money to the Company and fails to make required payments. The redemption amount is the original purchase price of the stock paid by the shareholder. Currently, the price of each share is fixed at $3,000 as provided in the Articles of Incorporation. There is no expiration date.

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

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5: OTHER INFORMATION

     None.

ITEM 6: EXHIBITS

INDEX OF EXHIBITS

Exhibit
No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.1	Certificate of Professional Veterinary Products, Ltd. (3)

4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

31(i)(a)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer #

31(i)(b)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Neal Soderquist, the Company’s Chief Financial Officer #

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer, and Neal Soderquist, the Company’s Chief Financial Officer #

#	Filed herewith.

The following footnote indicates a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2005	PROFESSIONAL VETERINARY PRODUCTS, LTD.

/s/ Dr. Lionel L. Reilly

Dr. Lionel L. Reilly
President and Chief Executive Officer

/s/ Neal B. Soderquist

Neal B. Soderquist
Chief Financial Officer