Form 10-K/A
period 2004-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2005-08-01
CIK 947425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended July 31, 2004; or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
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
Common Stock, par value $1.00 per share
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of August 31, 2004, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $5,788,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2004, 1,944 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement for the Registrant’s 2004 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2004 are incorporated by reference into Part III of this Annual Report on Form 10-K.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-K/A FOR THE FISCAL
YEAR ENDED JULY 31, 2004

EXPLANATORY NOTE
     This Amendment is being filed to the Company’s Annual Report on Form 10-K for the year ended July 31, 2004, as originally filed on October 29, 2004, to reflect the restatement of the Company’s consolidated financial statements, as discussed in Note 14 thereto, and other information related to such restated financial information.
     No information included in the original Annual Report on Form 10-K is amended by this Form 10-K/A, except for applicable items of Part II. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this amended Annual Report on Form 10-K/A has not been updated or modified except as required to reflect the effects of the foregoing restatement. As a result, this amended Annual Report on Form 10-K/A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Annual Report on Form 10-K/A and the original Annual Report on Form 10-K is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Annual Report on Form 10-K.
 ii

PART I
THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS BASED ON THE COMPANY’S CURRENT EXPECTATIONS, ASSUMPTIONS, ESTIMATES AND PROJECTIONS ABOUT THE COMPANY AND ITS INDUSTRY. THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY’S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN SUCH FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, AS MORE FULLY DESCRIBED ELSEWHERE IN THIS REPORT. THE COMPANY UNDERTAKES NO OBLIGATION TO UPDATE PUBLICLY ANY FORWARD-LOOKING STATEMENTS FOR ANY REASON, EVEN IF NEW INFORMATION BECOMES AVAILABLE OR OTHER EVENTS OCCUR IN THE FUTURE CONSISTENT WITH THE “EXPLANATORY NOTE”.
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

	2000	2001	2002	2003	2004
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
For the Fiscal Year:
Net sales and other revenues	176,275	197,523	239,922	298,919	335,421

Operating income	1,410	1,320	2,143	5,177	5,292
Net income	547	387	1,109	3,214	2,978
Income per share:
Operating income	1,109.40	912.08	1,386.42	2,987.10	4,421.11
Net Income	430.55	267.58	717.14	1,854.47	2,487.77
Redeemable Common shares outstanding used in the calculation	1,271	1,447	1,546	1,733	1,197

At Fiscal Year End:

Total assets	59,612	50,737	68,634	84,402	84,751

Total long-term obligations	6,013	5,565	5,076	7,972	5,982

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements, as restated, and accompanying notes that are included in this amendment to the annual report.

Forward-Looking Statements
     This Amendment of the Annual Report on Form 10-K/A contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
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
In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this Amendment to the Annual Report on Form 10-K/A in greater detail under the heading “Risk Factors That May Affect Future Results”. Also, these statements represent our estimates and assumptions only as of the date of the original Annual Report on Form 10-K, and we undertake no obligation to publicly update or revise these forward-looking statements.
Restatement of Previously Reported Financial Statements
     On June 15, 2005, subsequent to the issuance of the Company’s consolidated financial statements for the year ended July 31, 2004, the Company was notified by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) that the SEC believes that, for accounting purposes, the Company’s common stock that currently is classified as permanent equity should be reclassified as temporary equity on its balance sheet. The shares of common stock that will be reclassified are subject to certain put options which are outside of the control of the Company. This change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.
     On July 11, 2005, the Company’s management and the Audit Committee of the Board of Directors, after discussions with the SEC, determined that the Company’s previously issued financial statements contained in the original Form 10-K for the fiscal year ended July 31, 2004 should be restated to reflect the reclassification of common stock currently classified as permanent equity to temporary equity on the consolidated balance sheet and related financial statements in accordance with the SEC’s position.

     The common stock was reclassified from permanent “Stockholders’ Equity” to new line item, “Redeemable Common Stock” as indicated below.

	Year		Year
	Ended	Year	Ended	Year
	July 31, 2004	Ended	July 31, 2003	Ended
	(in thousands)	July 31, 2004	(in thousands)	July 31, 2003
	(as previously	(in thousands)	(as previously	(in thousands)
	reported)	(Restated)	reported)	(Restated)
REDEEMABLE COMMON STOCK	—	3,636 (1)	—	5,346 (2)
STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding 1,266 shares and 1,236, respectively	1	—	2	—
Paid-in capital	3,635	—	5,344	—
Retained earnings	9,195	9,195	6,217	6,217

Total stockholders’ equity	12,831	12,831	11,563	11,653

(1)	Reflects reclassification of $3,636 from “Common Stock” of $1 and “Paid-in Capital” of $3,635.

(2)	Reflects reclassification of $5,346 from “Common Stock” of $2 and “Paid-in Capital” of $5,344.
Note on Common Stock
     All references to “common stock” herein include both Shares Subject to Mandatory Redemption and Redeemable Common Stock as described in the Company’s financial statements unless otherwise noted.
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
Results of Operations
     The following discussion is based on the historical results of operations for fiscal 2004, 2003 and 2002.
Summary Consolidated Results of Operations Table

	July 31, 2004	July 31, 2003	July 31, 2002
	(Restated)	(Restated)	(Restated)

Net sales and other revenue	$335,421	$298,919	$239,922
Cost of sales	301,393	268,008	219,851

Gross profit	34,028	30,911	20,071
Operating, general and administrative expenses	28,736	25,734	17,928

Operating income	5,292	5,177	2,143

Interest expense, net	(678)	(308)	(373)

Other income (expense)	113	119	(22)

Income before taxes	4,727	4,988	1,748

Income tax expense	1,749	1,774	639

Net income	2,978	3,214	1,109

Beginning retained earnings	6,217	3,003	1,894

Ending retained earnings	$9,195	$6,217	$3,003

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
Contractual obligations and commitments
     The Company’s contractual obligations (in thousands) at July 31, 2004 mature as follows:

	PAYMENTS DUE BY PERIOD
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Loans payable to banks	$10,174	$10,174	$—	$—	—
Capital lease commitments	187	117	70	—	—
Operating lease commitments	2,478	979	1,488	11	—
Long-term debt obligations (including current portion)(1)	7,795	1,883	2,928	2,984	—

Total contractual obligations(2)	$20,634	$13,153	$4,486	$2,995	—

(1)	Interest payments due on long-term debt for less than 1 year are $1,000, 1-3 years are $900, 3-5 years are $200, and after 5 years is $0.

(2)	See Note 8 of the Notes to Financial Statements for additional information.
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

Wholesale Distribution
     Net sales and other revenue for our wholesale distribution segment were $333.3 million in 2004, $297 million in 2003 and $239.8 million in 2002. The increase in net sales and other revenue in 2004 over 2003 resulted primarily from an increase in sales to customers in the animal health industry. The increase in net sales and other revenue in 2003 over 2002 resulted primarily from an increase in sales to customers in the animal health industry.
     Gross profit for our wholesale distribution segment was $30 million in 2004, $27.4 million in 2003 and $19.9 million in 2002. The increase in gross profit in 2004 over 2003 was primarily due to increased sales. Partially offsetting this increase is due to changes in manufacturer’s contracts and reductions in sales performance incentives earned by this business segment. The increase in gross profit in 2003 over 2002 was primarily due to increased sales and increases in sales performance incentives earned by this business segment.
     Operating, general and administrative expenses for our wholesale distribution segment were $24.7 million in 2004, $22.2 million in 2003 and $17.8 million in 2002. The increase in operating, general and administrative expenses in 2004 over 2003 was primarily due to support the increase in revenue. The increase in operating, general and administrative expenses in 2003 over 2002 was primarily due to support the increase in revenue.
     Operating income for our wholesale distribution segment was $5.3 million in 2004, $5.2 million in 2003 and $2.1 million in 2002. The increase in operating income in 2004 over 2003 was primarily due to an increase in sales to customers in the animal health industry. Partially offsetting this increase is due to changes in manufacturer’s contracts, reduction in sales performance incentives earned by the business segment, and an increase in operating, general and administrative expenses. The increase in operating income in 2003 over 2002 was primarily due to an increase in sales to customers in the animal health industry and increases in sales performance incentives earned by this business segment. Partially offsetting these increases was an increase in operating, general and administrative expenses.
     Assets increased by $286 thousand to $84.1 million for fiscal year 2004 compared to $83.8 million for the previous year. This increase was primarily due to an increase in inventories and other assets which were partially offset by a decrease in cash and accounts receivable.
Logistics Services
     Net sales and other revenue for our logistic services segment were $1.2 million in 2004, $2.1 million in 2003 and $2.6 million in 2002. The decrease in net sales and other revenue in 2004 over 2003 resulted from a decrease in sales to other animal health wholesalers. The decrease in net sales and other revenue in 2003 over 2002 resulted from a decrease in sales to other animal health wholesalers.
     Gross profit for our logistic services segment was $56 thousand in 2004, $121 thousand in 2003 and $36 thousand in 2002. The decrease in gross profit in 2004 over 2003 resulted from a decrease in sales to other animal health wholesalers. The increase in gross profit in 2003 over 2002 resulted from an increase in profit margins to other animal health wholesalers.
     Operating, general and administrative expenses for our logistic services segment were $0 in 2004, $1 thousand in 2003, and $1 thousand in 2002. The decrease in operating, general and administrative expenses in 2004 over 2003 resulted from a decrease in sales to other animal health wholesalers. There was no change in operating, general and administrative expenses in 2003 over 2002.
     Operating income for our logistic services segment was $56 thousand in 2004, $120 thousand in 2003 and $35 thousand in 2002. The decrease in operating income in 2004 over 2003 resulted from a decrease in sales to other animal health wholesalers. The increase in operating income in 2003 over 2002 resulted from an increase in profit margins to other animal health wholesalers.

     Assets increased by $56 thousand to $248 thousand for fiscal year 2004 compared to $192 thousand for the previous year. This increase was primarily due to an increase in accounts receivable.
Direct Customer Services
     Net sales and other revenue for our direct customer services segment were $31.5 million in 2004, $24.2 million in 2003 and $1 million in 2002. The increase in net sales and other revenue in 2004 over 2003 resulted from an increase in sales to producers in the animal health industry. The increase in net sales and other revenue in 2003 over 2002 resulted from an increase in sales to producers in the animal health industry.
     Gross profit for our direct customer services segment was $4.2 million in 2004, $3.4 million in 2003 and $.1 million in 2002. The increase in gross profit in 2004 over 2003 was primarily due to an increase in sales to producers in the animal health industry. Partially offsetting this increase is due to changes in manufacturer’s contracts and reductions in sales performance incentives earned by this business segment. The increase in gross profit from 2003 over 2002 was primarily due to increased sales to producers in the animal health industry and an increase in sales performance incentives earned by this business segment.
     Operating, general and administrative expenses for our direct customer services segment were $4 million in 2004, $3.5 million in 2003 and $.1 million in 2002. The increase in operating, general and administrative expenses in 2004 over 2003 was primarily due to the increase in revenue. The increase in operating, general and administrative expenses in 2003 over 2002 was primarily due to support the increase in revenue.
     Operating income (loss) for our direct customer services segment was $.2 million in 2004, $(.1) million in 2003, and $0 in 2002. The increase in operating income in 2004 over 2003 was primarily due to increased sales. Partially offsetting this increase is due to changes in manufacturer’s contracts, reductions in sales performance incentives earned by this business segment, and an increase in operating, general and administrative expenses. The decrease in operating income in 2003 over 2002 was primarily due to an increase in operating, general and administrative expenses. Partially offsetting this decrease was an increase in sales to producers in the animal health industry and an increase in sales performance incentives earned by this business segment.
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
     In the fiscal year ending July 31, 2002, net cash provided by financing activities of $2.3 million was primarily attributable to an increase of $2.2 million in loan proceeds, and $133 thousand from net proceeds from issuance of redeemable common stock. In the fiscal year ending July 31, 2003, net cash provided by financing activities of $7.4 million was primarily attributable to an increase of $6.6 million in loan proceeds, and $797 thousand from net proceeds from issuance of redeemable common stock. In the fiscal year ending July 31, 2004, net cash consumed by financing activities of $544 thousand was primarily attributable to a decrease of $944 thousand in loan proceeds, and $400 thousand from net proceeds from the issuance of shares subject to mandatory redemption and the issuance of redeemable common stock.
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
Revenue Recognition
     The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The revenue from “buy/sell” and consignment transactions are recorded at gross. Agency sales are a transaction presented on a net basis. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.
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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13(a)-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as currently in effect are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
     As noted in Note 14 to the Consolidated Financial Statements, the Company has restated its consolidated balance sheet and statement of income and retained earnings for the period ended July 31, 2004, to reclassify certain common stock from permanent stockholders’ equity to temporary equity. In response to these reclassifications, management intends to make certain recommendations for the enhancement of the Company’s control processes and procedures. With the assistance of the Company’s advisors, management continually considers additional actions to improve the effectiveness of the Company’s control processes and procedures.
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
     As discussed in Notes 6 and 14, the consolidated financial statements have been restated to reflect a change in the presentation of redeemable common stock. This error was discovered during a regulatory review of the Company’s financial statements. The change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.
/s/ Quick & McFarlin, P.C.
Quick & McFarlin, P.C.
Omaha, Nebraska
October 7, 2004, except as to Notes 6 and 14 which is July 6, 2005

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2004 (Restated) and 2003 (Restated)
(in thousands, except share data)

	July 31,	July 31,
	2004	2003
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$2,545	$4,346
Accounts receivable, less allowance for doubtful accounts $821 and $760, respectively	22,117	22,718
Accounts receivable, related parties	3,248	4,133
Inventory, less allowance for obsolete inventory $129 and $0, respectively	40,682	38,817
Deferred tax asset	952	343

Other current assets	836	489

Total current assets	70,380	70,846

NET PROPERTY AND EQUIPMENT	10,321	10,298

OTHER ASSETS
Intangible assets, less accumulated amortization $12 and $10, respectively	13	15
Intangible retirement asset	1,326	1,334
Investment in unconsolidated affiliates	1,720	1,583
Cash value life insurance	728	295
Deposits on property and equipment	263	31

Total other assets	4,050	3,258

TOTAL ASSETS	$84,751	$84,402

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$10,174	$9,765
Current portion of long-term debt and capital lease obligation	2,000	1,363
Accounts payable	45,216	46,154
Accounts payable, related parties	840	1,022
Other current liabilities	3,815	4,897

Total current liabilities	62,045	63,201

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	5,982	7,972
Accrued retirement benefits, less current portion	1,326	1,334
Deferred tax liability	457	332

Shares subject to mandatory redemption	2,110	—

Total long-term liabilities	9,875	9,638

TOTAL LIABILITIES	71,920	72,839

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 11

REDEEMABLE COMMON STOCK — SEE NOTE 6	3,636	5,346

STOCKHOLDERS’ EQUITY
Retained earnings	9,195	6,217

Total stockholders’ equity	9,195	6,217

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,751	$84,402

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share amounts)

	July 31,	July 31,	July 31,
	2004	2003	2002
	(Restated)	(Restated)	(Restated)
NET SALES AND OTHER REVENUE	$335,421	$298,919	$239,922

COST OF SALES	301,393	268,008	219,851

Gross profit	34,028	30,911	20,071

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	28,736	25,734	17,928

Operating income	5,292	5,177	2,143

OTHER INCOME (EXPENSE)

Interest income	471	767	477
Interest expense	(1,149)	(1,075)	(850)
Equity in earnings of unconsolidated affiliate	137	92	(22)
Other	(24)	27	—

Other expense — net	(565)	(189)	(395)

Income before taxes	4,727	4,988	1,748

Income tax expense	1,749	1,774	639

NET INCOME	2,978	3,214	1,109

BEGINNING RETAINED EARNINGS	6,217	3,003	1,894

ENDING RETAINED EARNINGS	$9,195	$6,217	$3,003

EARNINGS PER REDEEMABLE COMMON SHARE	$2,487.77	$1,854.47	$717.14

Weighted average redeemable common shares outstanding	1,197	1,733	1,546

SUPPLEMENTAL INFORMATION

Net sales and other revenue — related parties	$33,718	$27,325	$17,782

Purchases — related parties	$15,616	$14,908	$14,890
     The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2004, 2003 and 2002
(in thousands)

	July 31,	July 31,	July 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,978	$3,214	$1,109

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,105	1,105	619
(Gain) loss on sale of property	24	(27)	—
Equity in loss (income) from affiliate	(137)	(92)	22
(Increase) decrease in:
Receivables	1,486	(7,158)	(1,419)
Inventory	(1,865)	(1,826)	(14,649)
Deferred tax asset	(609)	(118)	(109)
Other current assets	(347)	(453)	216
Cash value life insurance	(433)	(227)	(35)
Other assets	(4)	(16)	—
Increase (decrease) in:
Accounts payable	(1,120)	1,488	13,202
Other current liabilities	(1,082)	2,314	1,051
Deferred tax liability	125	(90)	212

Total adjustments	(2,857)	(5,100)	(890)

Net cash provided (consumed) by operating activities	121	(1,886)	219

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,150)	(2,546)	(1,839)
Proceeds from sale of assets	—	41	—

Deposits on property and equipment	(228)	(15)	—

Net cash consumed by investing activities	(1,378)	(2,520)	(1,839)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	409	2,868	2,603
Proceeds from long-term debt	—	4,000	—
Proceeds from capital lease obligation	—	343	—
Payments of long-term debt and capital lease obligation	(1,353)	(580)	(449)
Net proceeds from issuance of shares subject to mandatory redemption	117	—	—
Net proceeds from issuance of redeemable common stock	283	797	133

Net cash provided (consumed) by financing activities	(544)	7,428	2,287

Net increase (decrease) in cash	(1,801)	3,022	667
Cash at beginning of year	4,346	1,324	657

Cash at end of year	$2,545	$4,346	$1,324

Supplemental disclosure of cash flow information:
Interest paid	$1,139	$1,045	$859

Income taxes paid	$3,866	$876	$86

     The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
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
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
     Property, Equipment and Depreciation – Property and equipment are stated at cost. Depreciation expense was $1,103, $952 and $604 for 2004, 2003 and 2002, respectively. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Building	40 years
Furniture, fixtures and equipment	7 years
Computer equipment	5 years
Software	3-5years
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
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

     Long-Lived Assets — SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable or that the useful lives of these assets are no longer appropriate. Each impairment test is based on a comparison of the estimated fair market value to the recorded value of the asset. No current impairment exists and none have been recognized.
     Income Taxes — The Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.
     Advertising — The Company expenses advertising costs as incurred. Advertising expense was $64, $46 and $32 for 2004, 2003 and 2002, respectively.
     Direct Shipping and Handling Costs — Freight and other direct shipping costs are included in “Cost of sales” on the Consolidated Statements of Income. Direct handling costs are reflected in “Operating, general and administrative expenses.” Such costs represent direct compensation costs of employees who store, move, and prepare products for shipment to the Company’s customers. Direct handling costs were $4.2 million, $3.6 million and $1.1 million for 2004, 2003, and 2002 respectively.
     Fair Value of Financial Instruments — The carrying amounts reported on the balance sheets approximate the fair value for cash, accounts receivable, short-term borrowings and all other variable rate debt (including borrowings under credit agreements). The carrying amounts reported for long-term debt approximate fair value because the interest approximates current market rates for financial instruments with similar maturities and terms.
     Concentrations of Credit Risk — The Company’s cash funds are located in a single financial institution in the United States. Deposits in these bank accounts may, at times, exceed the $100,000 federally insured limit.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
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
     Earnings Per Share — SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of redeemable common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of redeemable common shares outstanding was 1,197, 1,733 and 1,546 for 2004, 2003 and 2002, respectively.
     Accounting Changes — In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 during the first quarter of the current fiscal year. The Company’s shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder at the price the shareholder paid for the share. These shares are presented as liabilities under the provision of SFAS No. 150 within the long-term liability section on the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company’s consolidated presentation of financial position. Single member limited liability companies and sole proprietorships comprised 716 shares at July 31, 2004. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $2,110 (see Note 6).
     Recent Accounting Pronouncements — In December 2003, the FASB revised SFAS No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits to require additional disclosures related to pensions and post retirement benefits. While retaining the existing disclosure requirements for pensions and postretirement benefits, additional disclosures are required related to pension plan assets, obligations, contributions and net benefit costs, beginning with fiscal years ending after December 15, 2003. Additional disclosures pertaining to benefit payments are required for fiscal years ending after June 30, 2004. The SFAS No. 132 revisions also include additional disclosure requirements for interim financial reports beginning after December 15, 2003. Our disclosure in this note reflects the revised requirements under SFAS No. 132 (revised). This standard does not effect the Company’s financial position, cash flows or results of operation.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
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
     Reclassifications — Certain prior year amounts have been reclassified to conform to the July 31, 2004 presentation. Such reclassifications had no impact on results of operation or shareholders’ equity.
NOTE 3 — REBATES:
          At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable as follows:

	2004	2003
Accounts receivable, net of allowance	$30,625	$33,132
Less — rebates	5,260	6,281

Accounts receivable, net	$25,365	$26,851

          Net sales and other revenue reported on the Consolidated Statements of Income were reduced by rebates as follows:

	2004	2003	2002
Gross sales and other revenues	$340,681	$305,200	$246,942
Less — rebates	5,260	6,281	7,020

Net sales and other revenue	$335,421	$298,919	$239,922

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 4 — PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consist of the following:

	2004	2003
Land	$1,762	$1,762
Buildings	5,045	5,018
Leasehold improvements	188	188
Equipment	7,120	6,157

	14,115	13,125
Less — accumulated depreciation	3,794	2,827

	$10,321	$10,298

NOTE 5 — INVESTMENT IN UNCONSOLIDATED AFFILIATES:
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
NOTE 6 — SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 1,952 at July 31, 2004 and 1,845 at July 31, 2003. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. Effective August 1, 2003, in accordance with SFAS No. 150, shares held by single member limited liability companies and sole proprietorships that are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share were reclassified to long-term liabilities as Shares Subject to Mandatory Redemption. All other shares are designated as Redeemable Common Stock.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 6 — SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK (continued):
     An analysis of redeemable common stock and shares subject to mandatory redemption for the three years ended July 31 is as follows:

		Shares Subject
	Redeemable	to Mandatory
	Common Stock	Redemption	Total

Number of shares issued and outstanding July 31, 2001 (restated)	1,534	—	1,534
Issuance of redeemable common stock	36	—	36
Redemption of redeemable common stock	(26)	—	(26)

Number of shares issued and outstanding July 31, 2002	1,544	—	1,544
Issuance of redeemable common stock	330	—	330
Redemption of redeemable common stock	(29)	—	(29)

Number of shares issued and outstanding July 31, 2003	1,845	—	1,845
Issuance of redeemable common stock	144	—	144
Redemption of redeemable common stock	(37)	—	(37)
Recognition of liability per SFAS No. 150	(716)	716	—

Number of shares issued and outstanding July 31, 2004	1,236	716	1,952

Carrying amount/redemption amount — July 31, 2001 (restated)	$4,417	$—	$4,417
Issuance of redeemable common stock	108	—	108
Redemption of redeemable common stock	(77)	—	(77)
Net change in accounts receivable, stock	101	—	101

Carrying amount/redemption amount — July 31, 2002	4,549	—	4,549
Issuance of redeemable common stock	990	—	990
Redemption of redeemable common stock	(87)	—	(87)
Net change in accounts receivable, stock	(106)	—	(106)

Carrying amount/redemption amount — July 31, 2003	5,346	—	5,346
Issuance of redeemable common stock	432	—	432
Redemption of redeemable common stock	(109)	—	(109)
Net change in accounts receivable, stock	77	—	77
Recognition of liability per SFAS No. 150	(2,110)	2,110	—

Carrying amount/redemption amount — July 31, 2004	$3,636	$2,110	$5,746

     There were 14, 72, and 13 redeemable common shares subscribed but unissued as of July 31, 2004, 2003, and 2002, respectively. The amounts receivable on these shares reduced Redeemable Common Stock by $20, $119, and $13 at July 31, 2004, 2003, and 2002, respectively. Accounts receivable arising from Redeemable Common Stock sales is presented as a deduction from Redeemable Common Stock to the extent such receivables were not paid in cash prior to the date of the report. Accounts receivable arising from Redeemable Common Stock sales excludes Shares Subject to Mandatory Redemption. No finance charges have been generated on any existing payment plan for any share of Redeemable Common Stock.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 6 — SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK (continued):
     There were 14, 0, and 0 Shares Subject to Mandatory Redemption subscribed but unissued as of July 31, 2004, July 31, 2003, and July 31, 2002, respectively. The amounts receivable on these shares reduced Shares Subject to Mandatory Redemption by $22, $0, and $0 at July 31, 2004, July 31, 2003, and July 31, 2002, respectively. Accounts receivable arising from Shares Subject to Mandatory Redemption sales is presented as a deduction from Shares Subject to Mandatory Redemption to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any Shares Subject to Mandatory Redemption.
NOTE 7 — INCOME TAXES:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 7 — INCOME TAXES (continued):
     Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At July 31, the deferred tax asset and liability consisted of the following:

	2004	2003
Current deferred tax asset (liability):
Uniform capitalization	$311	$264
Allowance for doubtful accounts	329	—
Inventory valuation	52	—
Deferred compensation	260	79

	$952	$343

Noncurrent deferred tax asset (liability):
Excess of tax over book depreciation	$(475)	$(378)
Amortization	48	46
Profit in SERVCO	(30)	—

	$(457)	$(332)

NOTE 8 — LONG-TERM DEBT:
     At July 31, long-term debt is summarized as follows:

	2004	2003
Note payable, maturing in 2005, secured by certain assets, 9.10% interest	$836	$937
Note payable, maturing in 2005, secured by certain assets, 8.66% interest	169	487
Note payable, maturing in 2008, secured by certain assets, 5.77% interest	3,244	3,955
Note payable, maturing in 2009, secured by certain assets, 7.42% interest	3,546	3,658
Capital lease obligation, expiring in 2006, secured by computer equipment, 4.58% interest	187	298

	7,982	9,335
Less — current portion	2,000	1,363

	$5,982	$7,972

     The aggregate schedule of maturities of long-term debt obligations for the five years subsequent to July 31, 2004 are as follows:

2005	$2,000
2006	1,006
2007	993
2008	999
2009	2,984

$7,982

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 8 — LONG-TERM DEBT (continued):
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
NOTE 9 — RELATED PARTY TRANSACTIONS:
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

     Accounts payable to related parties, shown on the balance sheet, consist of $840 and $1,022 due to Agri-Laboratories as of July 31, 2004 and 2003, respectively. Purchases from Agri-Laboratories were $15,616, $14,908 and $14,890 for 2004, 2003 and 2002, respectively
NOTE 10 — PROFIT-SHARING AND 401(k) RETIREMENT PLAN:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 10 — PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):
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
     The following set forth the change in benefit obligations, change in plan assets, funded status and amounts recognized in the balance sheet as of July 31 for the Company’s SERP:

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 10 — PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

	2004	2003
Change in Benefit Obligation:
Projected benefit obligation — July 31	$2,094	$1,837
Service cost	151	80
Interest cost	131	72
Actuarial loss	367	105
Benefit Payments	0	0

Projected benefit obligation — July 31	$2,743	$2,094

Fair Value of Plan Assets — July 31	$0	$0

Funded Status:
Funded status	($2,743)	($2,094)
Unrecognized actuarial loss	472	105
Unrecognized prior service cost	1,621	1,757

Net amount recognized	($650)	($232)

Balance Sheet Amounts:
Accrued retirement benefits	($1,976)	($1,566)
Intangible retirement asset	1,326	1,334

Net amount recognized	($650)	($232)

     Net periodic benefit costs for the Company’s SERP for the year ended July 31 included the following components:

	2004	2003
Service cost	$151	$80
Interest cost	131	72
Amorti zation of unrecognized prior service costs	136	80

Net periodic cost	$418	$232

     The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 6.25% and 4.00%, respectively, at July 31, 2004.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES:
     Operating and Capital Leases — The Company has operating and capital leases covering certain property, equipment, and computer hardware and software expiring at various dates through 2009. Capitalized lease property consists of computer equipment having a net carrying cost of $240 at July 31, 2004. Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 2004 are as follows:

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
NOTE 12 — GOODWILL IMPAIRMENT:
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
     Under the provisions of SFAS No. 142, the Company was required to perform transitional goodwill impairment tests as of August 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of its one reporting unit by assigning the assets, liabilities, existing goodwill and intangible assets to the reporting unit as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 12 — GOODWILL IMPAIRMENT (continued):
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

NOTE 13 — SEGMENT INFORMATION:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 13 — SEGMENT INFORMATION (continued):
     The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
For the year ended July 31,2004
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 14 — RESTATEMENT OF FINANCIAL STATEMENTS:
     Subsequent to the issuance of the Company’s 2004 consolidated financial statements and the filing of its 2004 Annual Report on Form 10-K with the SEC, the Company was notified by the staff of the SEC Division of Corporation Finance that it believes that, for accounting purposes, certain common stock of the Company should be reclassified from permanent stockholders’ equity to temporary equity in the accompanying consolidated balance sheets. The shares of common stock that have been reclassified are subject to certain put options, which are outside of the control of the Company. As a result, the Company has restated its consolidated balance sheets as of July 31, 2004, and 2003, consolidated statements of income and retained earnings as of July 31, 2004, 2003, and 2002, and the related notes to consolidated financial statements. This change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA:
The following presents certain unaudited quarterly financial data and certain audited year-end financial data:

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2001	2002	2002	2002	2002
	(restated)	(restated)			(restated)
Revenues	$59,153	$55,483	$63,131	$62,155	$239,922
Gross profit	4,336	4,308	6,425	5,002	20,071
Operating income	738	418	1,643	(656)	2,143
Net income	342	110	1,111	(454)	1,109
Net income per redeemable common share	$222.40	$70.43	$717.93	$(293.83)	$717.14
Redeemable common shares outstanding	1,536	1,557	1,548	1,544	1,546

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2002	2003	2003	2003	2003
					(restated)
Revenues	$75,236	$68,025	$74,624	$81,034	$298,919
Gross profit	6,723	8,107	8,887	7,194	30,911
Operating income	301	1,730	2,601	545	5,177
Net income	114	964	1,723	413	3,214
Net income per redeemable common share	$69.66	$560.45	$980.33	$227.66	$1,854.47
Redeemable common shares outstanding	1,641	1,721	1,757	1,812	1,733

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2003	2004	2004	2004	2004
					(restated)
Revenues	$88,442	$73,446	$85,075	$88,458	$335,421
Gross profit	8,624	9,462	8,427	7,515	34,028
Operating income	1,310	2,815	1,065	102	5,292
Net income	778	1,662	503	35	2,978
Net income per redeemable common share	$662.00	$1,403.25	$417.94	$27.86	$2,487.77
Weighted average redeemable common shares outstanding	1,176	1,185	1,202	1,225	1,197

(b) Exhibits

Regulation S-K
Exhibit Number	Document
3.1	Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

3.2	Bylaws of Professional Veterinary Products, Ltd. (1)

4.1	Certificate of Professional Veterinary Products, Ltd. (1)

4.2	Article V of the Articles of Incorporation of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)

4.3	Article II of the Bylaws of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)

10.1	Warranty Deed for real estate at 10100 J Street, Omaha, Nebraska from Professional Veterinary Products, Ltd. to Duane E. and Barbara G. Miller (1)

10.2	Warranty Deed for real estate at 10077 South 134th Street, Omaha, Nebraska from Hilltop Industrial Park to Professional Veterinary Products, Ltd. (1).

10.3	Lease of building located at 10100 J Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Duane E. and Barbara G. Miller (1).

10.4	Construction Agreement for building at 10077 South 134th Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Mudra Construction, Ltd. (1).

10.5	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Bayer Corporation (1).*

10.6	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Merial LLC (1).*

10.7	Select Distributors Marketing Agreement between Professional Veterinary Products, Ltd. and the Animal Health Group of Pfizer, Inc. (1).*

10.8	Supply and Distribution Agreement between Professional Veterinary Products, Ltd. and Schering-Plough Animal Health Corporation (1).*

10.9	Distributor Agreement between Professional Veterinary Products, Ltd. and The Upjohn Company (1).*

10.10	Distribution Agreement between Professional Veterinary Products, Ltd. and Fort Dodge Animal Health (1).

10.11	Purchase and Sale Agreement between Professional Veterinary Products, Ltd., AAHA Services Corporation and American Animal Hospital Association (2)

10.12	Lease of building located in York, Pennsylvania between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (4)

10.13	Amended and Restated Loan Agreement dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(5)

10.14	Revolving Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(5)

10.15	Term Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(5)

10.16	Security Agreement (PA Equipment) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A.(5)

10.17	Security Agreement (Blanket) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (5)

10.18	Security Agreement dated May 12, 2003 between ProConn, LLC and U.S. Bank, N.A.(5)

10.19	Security Agreement dated May 12, 2003 between Exact Logistics and U.S. Bank, N.A.(5)

10.20	Assignment of Lease and Rents dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (5)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (5)

10.22	Supplemental Executive Retirement Plan(5)

11	Statement re Computation of Per Share Earnings (6)

12	Computation of Ratio of Earnings to Fixed Charges (6)

21	List of Subsidiaries (3)

Regulation S-K
Exhibit Number	Document
23	Consent of Quick & McFarlin, P.C. (7)

24.1	Power of Attorney executed by Buddy D. Ray (6)

24.2	Power of Attorney executed by Chester L. Rawson (6)

24.3	Power of Attorney executed by Amy Lynne Hinton (6)

24.4	Power of Attorney executed by Steven E. Wright (6)

24.5	Power of Attorney executed by Michael B. Davis (6)

24.6	Power of Attorney executed by G.W. Buckaloo, Jr. (6)

24.7	Power of Attorney executed by Tom Latta (6)

24.8	Power of Attorney executed by William Swartz (6)

31	Certifications pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (7)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (7)

99	Schedule of Allowances (6)
The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1 Registration Statement filed on September 7, 1999.

(2)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.

(3)	Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001. (4) Form 10-K for the fiscal year ended July 31, 2002 filed October 29, 2002.

(5)	Post-Effective Amendment No. 1 to the Form S-1 Registration State No. 333-72962 filed on August 29, 2003.

(6)	Form 10-K for the fiscal year ended July 31, 2004 filed October 29, 2004.
The following footnotes are references to the following:

(7)	Filed herewith.

(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Date: July 28, 2005

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Lionel L. Reilly

Dr. Lionel L. Reilly, President and CEO
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Lionel L. Reilly	President & CEO	July 28, 2005
Dr. Lionel L. Reilly

/s/ Neal B. Soderquist	Chief Financial Officer	July 28, 2005
Neal B. Soderquist

*
	Director	July 28, 2005
Dr. Buddy D. Ray

*
	Director	July 28, 2005
Dr. G.W. Buckaloo, Jr.

*
	Director	July 28, 2005
Dr. Tom Latta

*
	Director	July 28, 2005
Dr. Steven E. Wright

*
	Director	July 28, 2005
Dr. Amy Lynne Hinton

*
	Director	July 28, 2005
Dr. Chester L. Rawson

Signature	Capacity	Date
*
	Director	July 28, 2005
Dr. William Swartz

*By:	/s/ Lionel L. Reilly
Dr. Lionel L. Reilly
As: Attorney-in-fact

II-4