Form 10-Q/A
period 2005-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2005-08-01
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from                      to                     .
Commission file number: 000-26326
PROFESSIONAL VETERINARY PRODUCTS, LTD.
(Exact name of registrant as specified in its charter)

Nebraska	37-1119387
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
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
Common Stock, $1.00 par value, 2,003

PROFESSIONAL VETERINARY PRODUCTS, LTD.
 i

EXPLANATORY NOTE
     This Amendment is being filed to the Company’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2005, as originally filed on June 14, 2005, to reflect the restatement of the Company’s consolidated financial statements, as discussed in Note 10 thereto, and other information related to such restated financial information.
     No information included in the original Quarterly Report on Form 10-Q is amended by this Form 10-Q/A, except for Items 1, 2, and 4 of Part I. In order to preserve the nature and character of the disclosures set forth in such items as originally filed, this amended Quarterly Report on Form 10-Q/A has not been modified or updated except as required to reflect the effects of the foregoing restatement. As a result, this amended Quarterly Report on Form 10-Q/A contains forward-looking information that has not been updated for events subsequent to the date of the original filing, and all information contained in this amended Quarterly Report on Form 10-Q/A and the original Quarterly Report on Form 10-Q is subject to updating and supplementing as provided in the periodic reports that we have filed and will file with the Securities and Exchange Commission after the original filing date of the Quarterly Report on Form 10-Q.
 ii

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
     As mentioned in Notes 6 and 10, the April 30, 2005 quarterly information contained in this report has been restated to reflect a change in the presentation of redeemable common stock. This error was discovered during a regulatory review of the Company’s financial statements. The change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.
/s/ Quick & McFarlin, P.C.
Quick & McFarlin, P.C.
Omaha, Nebraska
June 3, 2005, except as to Notes 6 and 10 which is July 6, 2005

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
As of April 30, 2005 (unaudited) (Restated) and July 31, 2004 (Restated)
(in thousands, except share data)

	April 30,	July 31,
	2005	2004
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS
Cash	$1,680	$2,545
Accounts receivable, less allowance for doubtful accounts $1,012 and $821, respectively	36,443	22,117
Accounts receivable, related party	4,800	3,248
Inventory, less allowance for obsolete inventory $152 and $129, respectively	40,316	40,682
Deferred tax asset	1,192	952
Other current assets	524	836

Total current assets	84,955	70,380

NET PROPERTY AND EQUIPMENT	10,690	10,564

OTHER ASSETS
Intangible assets, less accumulated amortization $14 and $12, respectively	11	13
Intangible asset	939	1,326
Investment in unconsolidated affiliates	1,720	1,720
Cash value life insurance	1,178	728
Other assets	1	20

Total other assets	3,849	3,807

TOTAL ASSETS	$99,494	$84,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$17,725	$10,174
Current portion of long-term debt and capital lease obligation	1,839	2,000
Accounts payable	49,392	45,216
Accounts payable, related parties	1,102	840
Other current liabilities	4,608	3,815

Total current liabilities	74,666	62,045

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	5,362	5,982
Accrued retirement benefits, less current portion	939	1,326
Deferred tax liability	466	457
Shares subject to mandatory redemption	2,164	2,110

Total long-term liabilities	8,931	9,875

TOTAL LIABILITIES	83,597	71,920

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 8

REDEEMABLE COMMON STOCK — SEE NOTE 6	3,735	3,636

STOCKHOLDERS’ EQUITY
Retained earnings	12,162	9,195

Total stockholders’ equity	12,162	9,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,494	$84,751

See notes to the condensed, consolidated financial statements

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
Three and Nine Month Periods Ended April 30, 2005 and 2004
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2005	2004	2005	2004
NET SALES AND OTHER REVENUE	$102,689	$85,075	$292,379	$246,963

COST OF SALES	92,071	76,648	261,867	220,450

Gross Profit	10,618	8,427	30,512	26,513

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	8,771	7,362	25,262	21,323

Operating income	1,847	1,065	5,250	5,190

OTHER INCOME (EXPENSE):
Interest income	149	120	418	364
Interest expense	(359)	(342)	(917)	(835)
Other	—	(24)	—	(24)

Other expense, net	(210)	(246)	(499)	(495)

Income before taxes	1,637	819	4,751	4,695

Income tax expense	620	316	1,784	1,752

NET INCOME	$1,017	$503	$2,967	$2,943

EARNINGS PER REDEEMABLE COMMON SHARE	$807.67	$417.94	$2,383.46	$2,479.97

Weighted average redeemable common shares outstanding	1,260	1,202	1,245	1,187

SUPPLEMENTAL INFORMATION:
Net sales and other revenue, related parties	$10,039	$8,932	$29,137	$24,373

Purchases, related parties	$2,279	$3,602	$10,109	$13,582
See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Month Periods Ended April 30, 2005 and April 30, 2004
(unaudited)
(in thousands, except per share data)

	April 30,	April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,967	$2,943

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	948	826
Accrued retirement benefits	387	314
Loss on sale of equipment	—	24
(Increase) decrease in:
Receivables	(15,878)	(7,090)
Inventory	366	(12,954)
Deferred tax asset	(240)	(265)
Other assets	332	(316)
Cash value life insurance	(449)	(424)
Increase (decrease) in:
Accounts payable	4,438	10,143
Other current liabilities	406	(1,442)
Deferred tax liability	9	160

Total adjustments	(9,681)	(11,024)

Net cash consumed by operating activities	(6,714)	(8,081)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,073)	(1,177)

Net cash consumed by investing activities	(1,073)	(1,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings	7,551	7,591
Proceeds from capital lease obligation	208	—
Payments on long-term debt and capital lease obligation	(989)	(1,005)
Net proceeds from issuance of shares subject to mandatory redemption	54	56
Net proceeds from issuance of redeemable common stock	98	205

Net cash provided by financing activities	6,922	6,847

Net decrease in cash	(865)	(2,411)
Cash at beginning of period	2,545	4,346

Cash at end of period	$1,680	$1,935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$902	$817

Income taxes paid	$1,760	$3,661

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005 (unaudited)
(Restated)
(in thousands, except per share data)
NOTE 1 – BASIS OF PRESENTATION:
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
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005 (unaudited)
(Restated)
(in thousands, except per share data)
NOTE 3 – PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consist of the following:

	April 30,	July 31,
	2005	2004
Land	$1,762	$1,762
Buildings	5,045	5,045
Leasehold improvements	550	188
Equipment	8,021	7,120

	15,378	14,115
Less — Accumulated depreciation	4,740	3,794

	10,638	10,321
Construction in progress	52	243

Net property, plant, and equipment	$10,690	$10,564

NOTE 4 – LINE OF CREDIT:
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
     Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, the Company’s debt agreements contain a number of covenants, among other things, that restrict the Company’s and the Company’s subsidiaries’ ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at April 30, 2005 and July 31, 2004.
NOTE 5 – EARNINGS PER SHARE:
     SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of redeemable common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted-average number of redeemable common shares outstanding was 1,245 and 1,187 at April 30, 2005 and 2004, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005 (unaudited)
(Restated)
(in thousands, except per share data)

NOTE 6 –	SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK:
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
     There were 7 and 14 redeemable common shares subscribed but unissued as of April 30, 2005 and July 31, 2004 respectively. The amounts receivable on these shares reduced Redeemable Common Stock by $12 and $20 at April 30, 2005 and July 31, 2004, respectively. Accounts receivable arising from Redeemable Common Stock sales is presented as a deduction from Redeemable Common Stock to the extent such receivables were not paid in cash prior to the date of the report. Accounts receivable arising from Redeemable Common Stock sales excludes Shares Subject to Mandatory Redemption. No finance charges have been generated on any existing payment plan for any share of Redeemable Common Stock.
NOTE 7 – POSTRETIREMENT BENEFITS:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005 (unaudited)
(Restated)
(in thousands, except per share data)
NOTE 7 – POSTRETIREMENT BENEFITS (continued):
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
NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:
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
(Restated)
(in thousands, except per share data)
NOTE 9 – SEGMENT INFORMATION:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005 (unaudited)
(Restated)
(in thousands, except per share data)
NOTE 9 – SEGMENT INFORMATION (continued):
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2005 (unaudited)
(Restated)
(in thousands, except per share data)
NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS:
     Subsequent to the issuance of the Company’s consolidated financial statements and the filing of its April 30, 2005 Form 10-Q with the SEC, the Company was notified by the staff of the SEC Division of Corporation Finance that it believes that, for accounting purposes, certain common stock of the Company should be reclassified from permanent stockholders’ equity to temporary equity in the accompanying consolidated balance sheets. The shares of common stock that have been reclassified are subject to certain put options, which are outside of the control of the Company. As a result, the Company has restated its consolidated balance sheets as of April 30, 2005 and July 31, 2004 and the related notes to consolidated financial statements. This change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.
NOTE 11 – RECLASSIFICATIONS:
     Certain reclassifications have been made to the prior year condensed, consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operation or shareholders’ equity.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes, as restated, that are included in this amendment to the quarterly report.
Forward-Looking Statements
     This Amendment to the Quarterly Report on Form 10-Q/A contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Risk Factors That May Affect Future Results” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
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
     In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this Amendment to the Quarterly Report on Form 10-Q/A in greater detail under the heading “Risk Factors That May Affect Future Results”. Also, these statements represent our estimates and assumptions only as of the date of the original Quarterly Report on Form 10-Q, and we undertake no obligation to publicly update or revise these forward-looking statements.
     These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: decreased demand for our services; loss of one or more of our major customers; surplus inventories; loss of one or more of our major vendors; recessionary economic cycles; strikes, work slow downs, or work stoppages at our vendors’ facilities; increases in interest rates; and increases in the prices paid for goods. Readers should review and consider these factors along with the various disclosures we make in public filings with the Securities and Exchange Commission.
Restatement of Previously Reported Financial Statements
     On June 15, 2005, subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended April 30, 2005, and year ended July 31, 2004, the Company was notified by the staff of the Division of Corporation Finance of the Securities and Exchange Commission (the “SEC”) that the SEC believes that, for accounting purposes, the Company’s common stock that currently is classified as permanent equity should be reclassified as temporary equity on its balance sheet. The shares of common stock that will be reclassified are subject to certain put options which are outside of the control of the Company. This change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.
     On July 11, 2005, the Company’s management and the Audit Committee of the Board of Directors, after discussions with the SEC, determined that the Company’s previously issued financial statements contained in the original Form 10-Q for the quarter ended April 30, 2005 and the original Form 10-K for the fiscal year ended July 31, 2004 should be restated to reflect the reclassification of common stock currently classified as permanent equity to temporary equity on the consolidated balance sheet and related financial statements in accordance with the SEC’s position. The common stock was reclassified from permanent “Stockholders’ Equity” to new line item, “Redeemable Common Stock” as indicated below.

	Three Months	Three Months	Year	Year
	Ended	Ended	Ended	Ended
	April 30, 2005	April 30, 2005	July 31, 2004	July 31, 2004
	(in thousands)	(in thousands)	(in thousands)	(in thousands)
	(as previously	(Restated)	(as previously	(Restated)
	reported)		reported)
REDEEMABLE COMMON STOCK	—	$3,735 (1)	—	$3,636 (2)

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding 1,266 shares and 1,236, respectively	1	—	1	—
Paid-in capital	3,734	—	3,635	—
Retained earnings	12,162	12,162	9,195	9,195

Total stockholders’ equity	$15,897	$12,162	$12,831	$9,195

(1)	Reflects reclassification of $3,735 from “Common Stock” of $1 and “Paid-in Capital” of $3,734.

(2)	Reflects reclassification of $3,636 from “Common Stock” of $1 and “Paid-in Capital” of $3,635.
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
     As noted in Note 10 to the Condensed, Consolidated Financial Statements, the Company has restated its consolidated balance sheets for the period ended April 30, 2005, and its consolidated balance sheets and consolidated statements of income and retained earnings for the year ended July 31, 2004, to reclassify certain common stock from permanent stockholders’ equity to temporary equity. In response to these reclassifications, management intends to make certain recommendations for the enhancement of the Company’s control processes and procedures. With the assistance of the Company’s advisors, management continually considers additional actions to improve the effectiveness of the Company’s control processes and procedures.
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
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5: OTHER INFORMATION
          None.
ITEM 6: EXHIBITS
          INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.1	Certificate of Professional Veterinary Products, Ltd. (3)

Exhibit No.	Description
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

23	Consent of Independent Certified Public Accountants #

31(i)(a)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer #

31(i)(b)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Neal Soderquist, the Company’s Chief Financial Officer #

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer, and Neal Soderquist, the Company’s Chief Financial Officer #

#	Filed herewith.
The following footnote indicates a document previously filed as an exhibit to and incorporated by reference from the following:
(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

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