Form 10-K/A
period 2004-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2005-09-08
CIK 947425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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
Restatement of Previously Reported Financial Statements
     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended July 31, 2004, a review by the SEC initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on these discussions, management concluded that for accounting purposes, the Company's common stock that currently is classified as permanent equity should be reclassified as temporary equity on its balance sheet in accordance with generally accepted accounting principles. The shares of common stock that will be reclassified are subject to certain put options which are outside of the control of the Company. This change in balance sheet presentation does not have an impact on the Company's cash flows or results of operations.
     On July 11, 2005, the Company’s management and the Audit Committee of the Board of Directors approved the restatement of the Company's previously issued financial statements contained in the original Form 10-K for the fiscal year ended July 31, 2004 to reflect the reclassification of common stock currently classified as permanent equity to temporary equity on the consolidated balance sheet and related financial statements.

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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     As discussed in Note 14 to the Consolidated Financial Statements, a review by the SEC initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on these discussions, management concluded that for accounting purposes, the Company’s common stock that currently is classified as permanent equity should be reclassified as temporary equity on its balance sheet and recommended such reclassification to the Audit Committee. On July 11, 2005, the Company’s management and the Audit Committee of the Board of Directors, and after discussions with the Company’s external auditors, approved the restatement of the Company’s previously issued financial statements contained in the original Form 10-K for the fiscal year ended July 31, 2004 to reflect the reclassification of common stock currently classified as permanent equity to temporary equity on the consolidated balance sheet and related financial statements in accordance with generally accepted accounting principles.
     In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures, did not identify any material weakness, and continues to believe that its disclosure controls and procedures were effective at July 31, 2004.
     Since July 31, 2004, the Company has taken the following steps to improve its controls and procedures:
•	Added additional personnel to the finance department to assist with internal controls over financial reporting;

•	Provided an independent consultant with financial expertise to advise the Company’s board of directors; and

•	Improved process for documentation and review of significant accounting entries.
     The Company intends to continue to monitor its disclosure controls and procedures, and if further improvements or enhancements are identified, the Company will take steps to implement such improvements or enhancements. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the Company’s Chief Executive Officer and the Company’s Chief Financial Officer believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective.
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

To the Audit Committee
Professional Veterinary Products, Ltd.
Omaha, Nebraska
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2004 and 2003, and the related consolidated statements of income and retained earnings and consolidated statements of cash flows for each of the three years in the period ended July 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 14 — RESTATEMENT OF FINANCIAL STATEMENTS:
     Subsequent to the issuance of the Company’s 2004 consolidated financial statements and the filing of its 2004 Annual Report on Form 10-K with the SEC, a review by the SEC Division of Corporation Finance initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on these discussions, management concluded that, for accounting purposes, certain common stock of the Company should be reclassified from permanent stockholders’ equity to temporary equity in the accompanying consolidated balance sheets according to generally accepted accounting principles. The shares of common stock that have been reclassified are subject to certain put options, which are outside of the control of the Company. As a result, the Company has restated its consolidated balance sheets as of July 31, 2004, and 2003, consolidated statements of income and retained earnings as of July 31, 2004, 2003, and 2002, and the related notes to consolidated financial statements. This change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2004 (Restated), 2003 (Restated) and 2002 (Restated)
(in thousands, except per share data)
NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA:
The following presents certain unaudited quarterly financial data and certain audited year-end financial data:

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2001	2002	2002	2002	2002
	(restated)	(restated)			(restated)
Revenues	$59,153	$55,483	$63,131	$62,155	$239,922
Gross profit	4,336	4,308	6,425	5,002	20,071
Operating income	738	418	1,643	(656)	2,143
Net income	342	110	1,111	(454)	1,109
Net income per redeemable common share	$222.40	$70.43	$717.93	$(293.83)	$717.14
Redeemable common shares outstanding	1,536	1,557	1,548	1,544	1,546

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2002	2003	2003	2003	2003
					(restated)
Revenues	$75,236	$68,025	$74,624	$81,034	$298,919
Gross profit	6,723	8,107	8,887	7,194	30,911
Operating income	301	1,730	2,601	545	5,177
Net income	114	964	1,723	413	3,214
Net income per redeemable common share	$69.66	$560.45	$980.33	$227.66	$1,854.47
Redeemable common shares outstanding	1,641	1,721	1,757	1,812	1,733

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2003	2004	2004	2004	2004
					(restated)
Revenues	$88,442	$73,446	$85,075	$88,458	$335,421
Gross profit	8,624	9,462	8,427	7,515	34,028
Operating income	1,310	2,815	1,065	102	5,292
Net income	778	1,662	503	35	2,978
Net income per redeemable common share	$662.00	$1,403.25	$417.94	$27.86	$2,487.77
Weighted average redeemable common shares outstanding	1,176	1,185	1,202	1,225	1,197

(b) Exhibits

Regulation S-K
Exhibit Number	Document
3.1	Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

3.2	Bylaws of Professional Veterinary Products, Ltd. (1)

4.1	Certificate of Professional Veterinary Products, Ltd. (1)

4.2	Article V of the Articles of Incorporation of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)

4.3	Article II of the Bylaws of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)

10.1	Warranty Deed for real estate at 10100 J Street, Omaha, Nebraska from Professional Veterinary Products, Ltd. to Duane E. and Barbara G. Miller (1)

10.2	Warranty Deed for real estate at 10077 South 134th Street, Omaha, Nebraska from Hilltop Industrial Park to Professional Veterinary Products, Ltd. (1).

10.3	Lease of building located at 10100 J Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Duane E. and Barbara G. Miller (1).

10.4	Construction Agreement for building at 10077 South 134th Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Mudra Construction, Ltd. (1).

10.5	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Bayer Corporation (1).*

10.6	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Merial LLC (1).*

10.7	Select Distributors Marketing Agreement between Professional Veterinary Products, Ltd. and the Animal Health Group of Pfizer, Inc. (1).*

10.8	Supply and Distribution Agreement between Professional Veterinary Products, Ltd. and Schering-Plough Animal Health Corporation (1).*

10.9	Distributor Agreement between Professional Veterinary Products, Ltd. and The Upjohn Company (1).*

10.10	Distribution Agreement between Professional Veterinary Products, Ltd. and Fort Dodge Animal Health (1).

10.11	Purchase and Sale Agreement between Professional Veterinary Products, Ltd., AAHA Services Corporation and American Animal Hospital Association (2)

10.12	Lease of building located in York, Pennsylvania between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (4)

10.13	Amended and Restated Loan Agreement dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(5)

10.14	Revolving Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(5)

10.15	Term Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(5)

10.16	Security Agreement (PA Equipment) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A.(5)

10.17	Security Agreement (Blanket) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (5)

10.18	Security Agreement dated May 12, 2003 between ProConn, LLC and U.S. Bank, N.A.(5)

10.19	Security Agreement dated May 12, 2003 between Exact Logistics and U.S. Bank, N.A.(5)

10.20	Assignment of Lease and Rents dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (5)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (5)

10.22	Supplemental Executive Retirement Plan(5)

11	Statement re Computation of Per Share Earnings (6)

12	Computation of Ratio of Earnings to Fixed Charges (6)

21	List of Subsidiaries (3)

Regulation S-K
Exhibit Number	Document
23	Consent of Quick & McFarlin, P.C. (7)

24.1	Power of Attorney executed by Buddy D. Ray (6)

24.2	Power of Attorney executed by Chester L. Rawson (6)

24.3	Power of Attorney executed by Amy Lynne Hinton (6)

24.4	Power of Attorney executed by Steven E. Wright (6)

24.5	Power of Attorney executed by Michael B. Davis (6)

24.6	Power of Attorney executed by G.W. Buckaloo, Jr. (6)

24.7	Power of Attorney executed by Tom Latta (6)

24.8	Power of Attorney executed by William Swartz (6)

31	Certifications pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (7)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (7)

99	Schedule of Allowances (6)
The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1 Registration Statement filed on September 7, 1999.

(2)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.

(3)	Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001.

(4)	Form 10-K for the fiscal year ended July 31, 2002 filed on October 29, 2002.

(5)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-72962 filed on August 29, 2003.

(6)	Form 10-K for the fiscal year ended July 31, 2004 filed on October 29, 2004.
The following footnotes are references to the following:

(7)	Filed herewith.

(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
     Date: September 7, 2005

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Lionel L. Reilly

Dr. Lionel L. Reilly, President and CEO
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Lionel L. Reilly	President & CEO	September 7, 2005
Dr. Lionel L. Reilly

/s/ Neal B. Soderquist	Chief Financial Officer	September 7, 2005
Neal B. Soderquist

/s/ Buddy D. Ray*	Director	September 7, 2005
Dr. Buddy D. Ray

/s/ G.W. Buckaloo, Jr.*	Director	September 7, 2005
Dr. G.W. Buckaloo, Jr.

/s/ Tom Latta*	Director	September 7, 2005
Dr. Tom Latta

/s/ Steven E. Wright*	Director	September 7, 2005
Dr. Steven E. Wright

/s/ Amy Lynne Hinton*	Director	September 7, 2005
Dr. Amy Lynne Hinton

/s/ Chester L. Rawson*	Director	September 7, 2005
Dr. Chester L. Rawson

Signature	Capacity	Date

/s/ William Swartz*	Director	September 7, 2005
Dr. William Swartz

*By:	/s/ Lionel L. Reilly
Dr. Lionel L. Reilly
As: Attorney-in-fact

II-4