Form 10-Q/A
period 2005-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /MO/
filed 2005-09-08
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A
(Amendment No. 2)

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
     We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2004, and the related statements of income and retained earnings and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated October 7, 2004, we expressed an unqualified opinion on those financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of July 31, 2004, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
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
April 30, 2005 (unaudited)
(Restated)
(in thousands, except per share data)
NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS:
     Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended April 30, 2005, and the filing of its Quarterly Report on Form 10-Q with the SEC, a review by the SEC Division of Corporation Finance initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on these discussions, management concluded that, for accounting purposes, certain common stock of the Company should be reclassified from permanent stockholders’ equity to temporary equity in the accompanying consolidated balance sheets according to generally accepted accounting principles. The shares of common stock that have been reclassified are subject to certain put options, which are outside of the control of the Company. As a result, the Company has restated its consolidated balance sheets as of April 30, 2005 and July 31, 2004 and 2003, and the consolidated statements of income and retained earnings as of July 31, 2004, 2003, and 2002, and the related notes to consolidated financial statements. This change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.
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
Restatement of Previously Reported Financial Statements
     Subsequent to the issuance of the Company’s consolidated financial statements for the quarter ended April 30, 2005, a review by the SEC initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on these discussions, management concluded that, for accounting purposes, the Company’s common stock that currently is classified as permanent equity should be reclassified as temporary equity on its balance sheet in accordance with generally accepted accounting principles. The shares of common stock that will be reclassified are subject to certain put options which are outside of the control of the Company. This change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.
     On July 11, 2005, the Company’s management and the Audit Committee of the Board of Directors approved the restatement of the Company’s previously issued financial statements contained in the original Form 10-Q for the quarter ended April 30, 2005 and the original Form 10-K for the fiscal year ended July 31, 2004 to reflect the reclassification of common stock currently classified as permanent equity to temporary equity on the consolidated balance sheet and related financial statements.

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
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

     As discussed in Note 10 to the Condensed, Consolidated Financial Statements, a review by the SEC initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on these discussions, management concluded that for accounting purposes, the Company’s common stock that currently is classified as permanent equity should be reclassified as temporary equity on its balance sheet and recommended such reclassification to the Audit Committee. On July 11, 2005, the Company’s management and the Audit Committee of the Board of Directors, and after discussions with the Company’s external auditors, approved the restatement of the Company’s previously issued financial statements contained in the original Form 10-Q for the quarter ended April 30, 2005 and in the original Form 10-K for the fiscal year ended July 31, 2004 to reflect the reclassification of common stock currently classified as permanent equity to temporary equity on the consolidated balance sheet and related financial statements in accordance with generally accepted accounting principles.
     In connection with the restatement, under the direction of the Chief Executive Officer and Chief Financial Officer, the Company reevaluated its disclosure controls and procedures, did not identify any material weakness, and continues to believe that its disclosure controls and procedures were effective at April 30, 2005.
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