Form 10-K
period 2005-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2005-10-28
CIK 947425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended July 31, 2005; or

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
Common Stock, par value $1.00 per share
(Title of Class)
     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of January 31, 2005, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $5,799,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2005, 2,014 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive Proxy Statement for the Registrant’s 2005 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

		Page
PART I

ITEM 1.	BUSINESS	1

ITEM 2.	PROPERTIES	7

ITEM 3.	LEGAL PROCEEDINGS	8

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	8

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES	8

ITEM 6.	SELECTED FINANCIAL DATA	9

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	30

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	30

ITEM 9A.	CONTROLS AND PROCEDURES	30

ITEM 9B.	OTHER INFORMATION	31

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	31

ITEM 11.	EXECUTIVE COMPENSATION	31

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	31

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	32

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	32

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES	32

	SIGNATURES	II-3
Statement Re: Computation of Per Share Earnings
Computation of Ratio of Earnings to Fixed Charges
Consent of Quick & McFarlin, P.C.
Power of Attorney Executed by Buddy D. Ray
Power of Attorney Executed by Chester L. Rawson
Power of Attorney Executed by Amy Lynne Hinton
Power of Attorney Executed by Steven E. Wright
Power of Attorney Executed by Scott A. Shuey
Power of Attorney Executed by G.W. Buckaloo, Jr.
Power of Attorney Executed by Tom Latta
Power of Attorney Executed by William Swartz
Section 302 Certification of Company's CEO
Section 302 Certification of Company's CFO
Section 906 Certifications of Company's CEO and CFO
Schedule of Allowances
 -i-

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
ITEM 1. BUSINESS
Overview
     The Company is a leading wholesale distributor of animal health products to practicing veterinarians and their related businesses. The Company distributes approximately 20,000 different products including biologicals, pharmaceuticals, parasiticides, instruments and equipment. Routinely some 12,000 products are inventoried for immediate shipment. The balance of items are either drop-shipped from the manufacturer to the customer or are special order items. The Company primarily sells branded products as marketed by the major animal health manufacturers and suppliers. The Company does not currently private label any products, but would consider a private label product agreement if there was a decisive competitive advantage for doing so.
     The Company operates through three operating segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items and accounted for approximately 90% of net sales and other revenue during fiscal year 2005. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segments” below and Note 13 of the Company’s 2005 Consolidated Financial Statements for quantitative segment information.
     The Company’s business strategy is to be the leading supplier of animal health products to veterinarians and veterinary clinics by offering a complete assortment of items at competitive prices which are supported by superior levels of customer service. The Company believes that this strategy provides it with a competitive advantage by combining the broad product selection with everyday low prices and support from efficient operations. By purchasing products from the Company, veterinarians and veterinary clinics are able to lower their product acquisition costs which increase their profitability and give them a competitive market advantage.
     The Company has heavily invested in electronic information systems to maximize efficiencies. All phases of the transactional process are electronically driven. The Company believes this advanced electronic technology will assist in earlier adoption of electronic commerce through the Internet by both its customers and suppliers.
Background
     The Company was founded in 1982 by veterinarians whose primary interests were “food animal” related and was chartered on August 2, 1982 as a Missouri corporation. Since January 1, 1983, the Company has operated from various facilities in Omaha, Nebraska. The Company surrendered its Missouri charter and became a Nebraska corporation on September 22, 1999.

     Initially, the Company distributed its products predominately to existing shareholders who were veterinarians or business entities established to deliver veterinary services and/or products in which medical decisions were made by licensed veterinarians. Each shareholder and all of the shareholders’ affiliates were and are limited to ownership of one share of common stock. Over time, the Company’s sales to non-shareholders have increased. In fiscal year 2005, net sales and other revenue to non-shareholders totaled $70.6 million or 18% of total net sales and other revenue.
     The Company’s fiscal year begins on August 1 and concludes on July 31 of the following year.
Value-Added Services
     The Company offers its customers and suppliers a comprehensive menu of value-added services. These services allow individual customers to choose various selections based on their individual needs such as on-line ordering, inventory management, pharmacy and special order fulfillment. The Company manages a database of all transactions so that its customers may maximize their participation in promotions frequently offered by suppliers. Customers are periodically apprised, either by phone or mailings, of their level of participation in these promotions. This promotional tracking service gives customers the option to maximize their participation in promotions which can ultimately increase their profitability and allow them to more effectively compete in certain markets.
     The Company has developed a multi-day inventory management and purchasing techniques seminar for its customers. This seminar is held at one of the two company locations. Customers are trained to better use the Company’s resources and also be increasingly efficient in managing their product and inventory activities.
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
     As of May 1, 2005, the Company has enhanced the customer relationship by introducing and implementing e-commerce. E-commerce gives the customer the ability to place orders on-line and view purchasing history 24 hours a day, seven days a week through the Company’s website.
Our Shareholders
     As of July 31, 2005, the Company had 2,019 shareholders, all of whom were veterinarians or veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the southern United States. Our shareholders also are our primary customers. No shareholder represented more than 3% of the Company’s total net revenues during fiscal year 2005.
     Due to the geographical location of the majority of its shareholders, nearly 48% of the Company’s gross sales are related to products used for the treatment and/or prevention of diseases in food animals. The balance of product sales is for the treatment and/or prevention of diseases in companion animals and equine, which represents changing trends in veterinary medicine and is discussed further under “Business-Customers and Suppliers.”
Rebates to Shareholders
     The Company issues rebates which are earned by its shareholders. Such rebates are calculated according to current practices of management based on shareholder eligible purchases and rebated back to shareholders by a credit memo. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the year for which the rebate is made. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements.
     Effective August 1, 2003, the Company modified its policies and procedures relating to the shareholder rebate in order to address concerns regarding late payments by shareholders. The determination of the amount rebated back to shareholders by credit memo during any fiscal year will include a review of whether the respective shareholder made timely payments to the Company and whether there are any past due invoices as of the end of the fiscal year. The Company will determine the shareholder’s “average days to pay” which is the number of days past the due date on which the Company receives the shareholder payment. If the average days to pay exceed 30 days, the amount of the rebate credited back to the shareholder will be reduced according to the Company’s then current reduction percentage policy. If a shareholder has any unpaid amount which is more than 90 days past due as of the fiscal year end, no rebate will be issued to the shareholder for that fiscal year.
Company Subsidiaries
     The Company has two direct wholly-owned subsidiaries: Exact Logistics, LLC and ProConn, LLC. Exact Logistics, LLC and ProConn, LLC were organized in the State of Nebraska on December 6, 2000 and are limited liability companies that are single member entities and 100% owned by the Company. The purpose of Exact Logistics, LLC is to provide logistics and distribution service operations for vendors of animal health products and business to business type transactions. Exact Logistics, LLC distributes products primarily to other animal health companies. The purpose of ProConn, LLC is to act as a supplier of animal health products directly to the producer and/or consumer. Producers and end users order veterinary products directly from ProConn instead of the manufacturer or supplier and ProConn then sells and delivers the products directly to producers and consumers. ProConn is responsible for all shipping, billing and related services. As part of its business operations, ProConn enters into agreements with “veterinarians of record” pursuant to which ProConn agrees to pay the “veterinarian of record” a percentage of the sale received by ProConn from qualified purchases. The “veterinarian of record” is responsible for providing various services to the producers and consumers, including, without limitation, conducting on-site visits of producers’ facilities, reviewing the producers’ or consumers’ data pertaining to purchases from ProConn, and maintaining compliance with all pharmaceutical-related laws, regulations and any applicable food safety guidelines.
Operating Segments
     The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. Additional information including the sales and operating profits of each operating segment and the identifiable assets attributable to each operating segment for each of the three years in the period ended July 31, 2005 is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 13 of the 2005 Consolidated Financial Statements.
Financial Information About Geographic Areas
     All of the Company’s customers and assets are located in the United States. The Company does not export any products outside of the United States.
MARKETLink
     In August 1999, the Company, American Animal Hospital Association (AAHA) and AAHA Services Corporation (SERVCO) d/b/a MARKETLink, a wholly-owned subsidiary of AAHA, entered into an agreement pursuant to which the Company became the logistics partner for MARKETLink. MARKETLink is a buying group and distribution service provided by AAHA to its veterinary clinic members. AAHA has over 34,000 members who hold different jobs in various veterinary clinics, including veterinarians, technicians, managers, and receptionists who provide services to companion animals. AAHA established MARKETLink based on a belief that it was possible to improve the purchasing economics of its members’ practices by allowing members to buy animal health products at low average prices while maintaining or exceeding the level of service obtained by existing distributors.
     Through MARKETLink, members of AAHA are able to purchase products directly from MARKETLink at a cost savings. Under the terms of the August 1999 Agreement, SERVCO has certain responsibilities, including, without limitation, marketing the MARKETLink program, determining the mix, price, sales and shipping policies and line of products, and being responsible for all aspects of the credit approval, accounts receivable and collections in connection with the sale of MARKETLink products. The Company’s responsibilities include, without limitation, purchasing and managing the required inventory, paying all accounts payable and complying with other contract terms with manufacturers, suppliers or customers relating to shipping, receiving and billing for MARKETLink products, maintaining sales and service representatives for all in-bound and out-bound telephone sales necessary to process orders, cross-selling alternative products, implementing special promotional programs, and fulfilling and shipping all orders received via the Company’s MARKETLink sales and service representatives or the SERVCO email order entry system, including at the time of shipment an MARKETLink invoice in the shipment.
     In June 2000, the Company purchased a 20% interest in MARKETLink for $1,500,000. After the transaction, the remaining 80% continued to be owned by AAHA. Lionel L. Reilly, the Company’s CEO and President serves on the Board of Directors of SERVCO.
     During the fiscal year ended July 31, 2005, MARKETLink represented approximately 10% of the Company’s total net sales and other revenue.
Customers and Suppliers
     Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers (excluding MARKETLink) would not have a material adverse effect on our results. Except for MARKETLink, no single customer accounted for more than 3% of the Company’s total net sales and other revenue for fiscal 2005. The Company currently has an agreement with MARKETLink and believes that its relationship with MARKETLink currently is good and will be a long lasting relationship. The Company typically does not enter into long-term contracts with its customers. To offset the loss of any customers, the Company continually seeks to diversify its customer base.
     The changing trends of veterinary medicine has resulted in a gradual shift toward the sale of more “companion animal” products which accounts for nearly 52% of the Company’s revenues in fiscal year 2005. Historically, companion animal product related transactions have enjoyed higher margins than sales of food producing animal products. However, as competition increases in the companion animal sector it is likely that margins will begin to erode. We believe that consolidation of small privately owned veterinary clinics is likely and will result in an increasing number of larger veterinary practice business units. As a result, the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.
     There are two major types of transactions that affect the flow of products to the Company’s customers. Traditional “buy/sell” transactions account for a significant majority of the Company’s business. In this type of transaction the customer places an order with the Company, which is then picked, packed, shipped, invoiced to the customer, followed by payment from the customer to the Company. There are a few product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product. The manufacturer retains title in accordance with the distribution agreements for these products. The “consignment” transactions account for approximately 2.0% of the Company’s total net sales and other revenue. The Company inventories these products for the manufacturer but does not pay the manufacturer until the product is sold to the customer and reported to the manufacturer. The Company is responsible for maintaining insurance on the products but the value of the product is not included in the inventory for accounting purposes. Animal health manufacturers create and implement sales promotions for the products they distribute to the veterinarian. These promotions reward veterinarians for their purchases of certain products or volume of products. The Company submits the relevant purchase data to the manufacturer. The Company is paid or reimbursed by the manufacturer, and the veterinarian receives value pursuant to the terms of the promotion.
     A second transaction model used by the Company is termed the “agency agreement”. Under this approach, the Company receives orders for products from its customers. The Company transmits the order to the manufacturer who then picks, packs, ships, invoices and collects payment from the customer. The Company receives a commission payment for soliciting the order as well as for providing other customer service activities. The Company’s operating expenses associated with this type of sale may be lower than the traditional buy/sell transaction. Agency selling allows the manufacturer and the Company to immediately react to market conditions. This arrangement allows the manufacturer to establish and standardize the price of its products in the market. This current information often is used by the Company and the various manufacturers to develop data based marketing programs. The mode of selling products to veterinarians is dictated by the manufacturer.
     Product returns from our customers and to our suppliers occur in the ordinary course of business. The Company extends to its customers the same return of goods policies as extended to the Company by the various manufacturers. The Company does not believe its operations will be adversely impacted due to the return of products. Product returns have a minimal impact on the Company’s performance.
     Our two largest vendors comprised 29.5% and 13.1%, respectively of all of the Company’s purchases for fiscal year 2005. Two vendors comprised 31.1% and 12.9%, respectively, of all of the Company’s purchases for fiscal year 2004. Management believes the loss of any major vendor may have a material adverse effect on our results of operation, including the loss of one or both of our two largest vendors. Currently, the Company believes that its relationships with its two largest vendors are good.
The Animal Health Industry
     A national veterinary organization lists over 24,000 veterinary practices in the United States. There are nearly 60,000 veterinarians practicing in the various disciplines of veterinary medicine. Two-thirds of the veterinarians in private clinical practice predominately specialize in companion animal medicine. The Company provides products and services to this segment of business and intends to meet the product and supply needs of the private clinical practice specialized in this area. The actual Compounded Annual Growth Rate was 2% for the last 5 years and is forecasted to remain in the 2% range for the next 5 years.
     Based on industry sources, the U.S. animal health manufacturer sales of biologicals, pharmaceuticals, insecticides and other packaged goods was nearly $5 billion for calendar year 2004, an increase of 5% compared to 2003. We believe, based on industry sources, the demand for animal health products in the United States will reach nearly $7.8 billion in 2006. These gains will be driven by the continuing threat of animal disease, ongoing food safety concerns and the rapid growth in the pet population. Diagnostic chemicals and vaccines will be the fastest growing animal health products, while large animal producers, farms and households will help lead the market gains. In recent years, spending on companion animals, including dogs, cats and horses, has overtaken spending on farm animals. In 2004, companion animal products accounted for nearly 60% of the total sales in the industry.
     The companion animal market is experiencing considerable growth driven by strong product developments, general aging in the pet population, and increased spending per animal. Several new therapeutic and preventative products have contributed to most of this increased sales volume. Nutraceuticals (nutritional pharmaceuticals) have an increasing presence in the companion animal market.
     Consolidation is a primary force reshaping the animal health industry. We believe, based on industry sources, sales by the top ten animal health product manufacturers account for over 75% of the

U.S. market. At this time, the top five U.S. animal health product companies have a market share that nears 50% of the total animal health business.
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
Competition
     Distribution of animal health products is characterized by either “ethical” or “OTC” channels of product movement. Ethical distribution is defined as those sales of goods to licensed veterinarians for use in their professional practice. Many of these products are prescription and must only be sold to a licensed professional. OTC (over-the-counter) distribution is the movement of non-prescription goods to the animal owner and the end user. Many of these products will also be purchased by licensed veterinarians for professional use or for resale to their clients.
     There are numerous ethical distribution companies operating in the same geographical regions as the Company and competition in this distribution industry is intense. Our competitors include other animal health distribution companies and manufacturers of animal health products who sell directly to veterinarians and veterinary clinics. Most of the animal health distribution competitors generally offer a similar range of products at prices often comparable to the Company’s. The Company seeks to distinguish itself from its competitors by offering a higher level of customer service and having its principal customers also be its shareholders/owners. In addition to competition from other distributors, the Company also faces existing and potentially increased competition from manufacturers who distribute their products directly to veterinarians. Although the Company competes against direct sales by manufacturers and suppliers, it is often able to compete with such direct sales by adding new value-added services and pricing differentiation.
     The role of the animal health distributor has changed dramatically during the last decade. Successful distributors have shifted from a selling mentality to providing products and services in a consultative environment. Declining profit margins typify current financial trends. Currently, there is over capacity in the animal health distribution network, although there have been few animal health distributor mergers or acquisitions. We believe the Company must continue to add value to the distribution channel, and reduce the redundancies that exist, while removing unnecessary costs associated with product movement.
Government Regulation
     Both state and federal government agencies regulate the manufacturing and distribution of certain animal health products such as pharmaceuticals, vaccines, insecticides and certain controlled substances. Our suppliers of these products are typically regulated by one or more of the following federal agencies, the U.S. Department of Agriculture (USDA), the Food and Drug Administration (FDA) and the Drug Enforcement Administration (DEA), as well as several state agencies; and therefore, the Company is subject, either directly or indirectly, to regulation by the same agencies. Several states and the DEA require the Company to be registered or otherwise keep a current permit or license to handle controlled substances. Manufacturers of vaccines are required by the USDA to comply with various storage and shipping criteria and requirements for the vaccines. To the extent the Company distributes such products, the Company must comply with the same USDA, FDA and DEA requirements including, without limitation, the storage and shipping requirements for vaccines.
     Several State Boards of Pharmacy require the Company to be licensed in their respective states for the sale of animal health products within their jurisdictions. Some states (as well as certain cities and counties) require the Company to collect sales/use taxes on differing types of animal health products.

Environmental Considerations
     The Company does not manufacture, re-label or in any way alter the composition or packaging of products. All products are distributed in compliance with the relevant rules and regulations as approved by various state and federal regulatory agencies. The Company’s business practices create no or minimal impact on the environment.
Employees
     As of July 31, 2005 the Company had 327 employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We believe that we have a stable and productive workforce and consider our relationships with our employees to be good.
Trademarks
     The Company is in the process of registering the marks “PVP LTD.” and design and “PVPL” with the United States Patent and Trademark Office. The Company believes that the marks are well recognized in the animal health products industry and by veterinarians and therefore are valuable assets. Once registered, the trademarks will be valid as long as they are in use and/or the registrations are properly maintained, and the marks have not been found to have become generic.
ITEM 2. PROPERTIES
     The Company owns its building, which contains nearly 100,000 square feet of open warehouse space and 40,000 square feet of finished office area. The building is a facility the Company constructed and completed in late 1999 and is located on 9.6 acres of land in a newly developed industrial subdivision of Omaha, Nebraska. The latest in technology was incorporated into the design of the new facility to maximize distribution efficiencies. The building is subject to a first mortgage held by US Bank. In October 2002, the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for approximately $808 thousand in order to provide the Company with land available for future expansion of its Omaha facility.
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
     In February 2005, the Company entered into a written understanding to construct a 15,625 square foot building (the Building) in Hereford, Texas. The Building was completed in October 2005. Effective October 1, 2005, the Company entered into a Lease with two individuals who are residents of the State of Texas. Pursuant to the Lease, the Company leases the premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The Lease has an initial term of five (5) years, ending on September 30, 2010. The Company also has the option to renew the initial term of the Lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company intends to use the premises for storing and warehousing veterinary products.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the quarter ended July 31, 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
     There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On September 30, 2005, there were 2,014 record holders of the Company’s common stock.
     Holders of common stock have no preemptive rights or rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock other than redemption by the Company set forth in the Articles of Incorporation and Bylaws. The Company does not have any preferred stock authorized and has not issued any stock options, stock option plans, warrants, or other outstanding rights or entitlements to common stock.
     The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company’s business and therefore does not currently anticipate paying cash dividends in the foreseeable future. The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three fiscal years ended July 31, 2005.
     During the fiscal year ended July 31, 2005, the Company (including its “affiliated purchasers”) repurchased 30 shares of its common stock as set forth in the following table:
     Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs(2)	Programs(3)
August 1 — August 31, 2004	7	$3,000	—	1,952
September 1 — September 30, 2004	4	$3,000	—	1,952
October 1 — October 31, 2004	2	$3,000	—	1,954
November 1 — November 30, 2004	4	$3,000	—	1,955
December 1 — December 31, 2004	0	—	—	1,971
January 1 — January 31, 2005	0	—	—	1,977
February 1 — February 28, 2005	2	$3,000	—	1,981
March 1 — March 31, 2005	3	$3,000	—	1,985

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average	Announced	Under the
	of Shares	Price Paid	Plans or	Plans or
Period	Purchased	Per Share	Programs(2)	Programs(3)
April 1 — April 30, 2005	2	$3,000	—	1,995
May 1 — May 31, 2005	0	—	—	2,003
June 1 — June 30, 2005	5	$3,000	—	2,008
July 1 — July 31, 2005	1	$3,000	—	2,019

Total:	30	$3,000	—	2,019

(1)	The Company’s Bylaws require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of his, her, or its stock, and under the Articles of Incorporation, the Company may repurchase shares of any shareholder who is no longer a veterinarian or veterinary clinic or owes money to the Company and fails to make required payments. The redemption amount is the original purchase price of the stock paid by the shareholder. In the event of the death of a shareholder, the Company shall purchase such share within one year of the date of death of the shareholder from the legal representative or from the estate of the deceased shareholder at the price the deceased shareholder paid for such share of stock. Currently, the price of each share is fixed at $3,000 as provided in the Articles of Incorporation. There is no expiration date.

(2)	Since inception, each shareholder of the Company has been entitled to have his, her, or its share redeemed in accordance with the Articles of Incorporation and Bylaws.

(3)	The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares. Each shareholder of the Company may have his, her, or its share redeemed in accordance with the Articles of Incorporation and Bylaws.
ITEM 6. SELECTED FINANCIAL DATA
     The following table presents selected financial data for the Company for each of the five years ended July 31, 2005. The historical selected financial data are derived from the Company’s Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. See Note 14 to the 2005 Consolidated Financial Statements for a discussion on the Company’s recent restatement of its financial statements. All amounts are in thousands except per share data.

	2001	2002	2003	2004	2005
	(Restated)	(Restated)	(Restated)	(Restated)
Net sales and other revenues	197,523	239,922	298,919	335,421	387,249

Operating income	1,320	2,143	5,177	5,292	4,610
Net income	387	1,109	3,214	2,978	2,536
Income per share:
Operating income	912.08	1,386.42	2,987.10	4,421.11	3,677.01
Net Income	267.58	717.14	1,854.47	2,487.77	2,022.61
Redeemable common shares outstanding used in the calculation	1,447	1,546	1,733	1,197	1,254

Total assets	50,737	68,634	84,402	84,751	85,266

Total long-term obligations	5,565	5,076	7,972	5,982	5,109

Total number of shares subject to mandatory redemption(1)	—	—	—	716	731

Total number of redeemable common shares(1)	1,534	1,544	1,845	1,236	1,288

(1)	For additional information on the Company’s shares, see Note 6 to the 2005 Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements, as restated, and accompanying notes that are included in this annual report.
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
Restatement of Previously Reported Financial Statements
     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended July 31, 2004, a review by the SEC initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on those discussions, management concluded that for accounting purposes, the Company’s common stock that was then classified as permanent equity be reclassified as temporary equity on its balance sheet in accordance with generally accepted accounting principles. For additional information on the restatement, see Note 14 to the Company’s Consolidated Financial Statements.
Note on Common Stock
     All references to “common stock” herein include both Shares Subject to Mandatory Redemption and Redeemable Common Stock as described in the Company’s financial statements unless otherwise noted. For additional information on the Company’s shares, see Note 6 to the Company’s Consolidated Financial Statements.

Overview
     Professional Veterinary Products, Ltd. provides distribution services of animal health and companion animal products through three business segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business to business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer.
     The Company’s Wholesale Distribution segment comprises the majority of its operations, representing approximately 90% of consolidated net sales and other revenue in fiscal 2005. Revenues are primarily earned by effectively distributing products to veterinarians or veterinary practices. The main factor that impacts net sales is the Company’s ability to offer a broad product line through excellent and knowledgeable customer service.
     The Company’s revenues have increased from $63.5 million in fiscal year 1995 to $387.2 million in fiscal year 2005. Initially, the Company distributed its products predominately to existing shareholders but over time has increased its sales to non-shareholders. In fiscal year 2005, net sales and other revenue to non-shareholders totaled $86.7 million or 22% of total net sales and other revenue.
     We expect the trend of increases in sales to continue as we continue to increase the number and type of customer accounts. We will continue our strategy of supporting the food producing animal veterinarian with a broad range of products and value-added services. However, sales in the food producing animal sector are subject to very low margins. In view of the increasing maturity of the food producing animal market, the Company must continue to look for future growth in the companion animal sector. The changing trends of veterinary medicine has resulted in a gradual shift toward the sale of more “companion animal” products which products account for nearly 52% of the Company’s revenues in fiscal year 2005.
     The Company also differentiates itself from its competitors by providing annual performance rebates to its shareholders. In fiscal 2004, the performance rebates were approximately $5.3 million. During the first three quarters of 2005, management expected the performance rebates paid to shareholders to be lower than amounts historically paid to them. However, during the fourth quarter, the rebates materialized and will be comparable to the prior year or $5.2 million for fiscal 2005. The fourth quarter increase in rebates resulted from sales performance incentives earned by the Company.
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
Current Assets
     Current assets increased by $291 thousand to $70.7 million for fiscal year 2005 compared to $70.4 million for the previous year. This increase was primarily due to an increase in accounts receivable and other current assets which were partially offset by a decrease in cash and inventories.
Current Liabilities
     Current liabilities decreased by $1.2 million to $60.8 million for fiscal year 2005 compared to $62.0 million for the previous year. This decrease was primarily due to a decrease in the note payable due to U.S. Bank which was partially offset by an increase in accounts payable and other current liabilities.

Results of Operations
     The following discussion is based on the historical results of operations for fiscal 2005, 2004 and 2003.
Summary Consolidated Results of Operations Table

	July 31, 2005	July 31, 2004	July 31, 2003
		(Restated)	(Restated)
	(In Thousands)
Net sales and other revenue	$387,249	$335,421	$298,919
Cost of sales	349,375	301,393	268,008

Gross profit	37,874	34,028	30,911
Operating, general and administrative expenses	33,264	28,736	25,734

Operating income	4,610	5,292	5,177

Interest expense, net	(680)	(678)	(308)

Other income (expense)	98	113	119

Income before taxes	4,028	4,727	4,988

Income tax expense	1,492	1,749	1,774

Net income	$2,536	$2,978	$3,214

Beginning retained earnings	9,195	6,217	3,003

Ending retained earnings	$11,731	$9,195	$6,217

     Net sales and other revenue were $387.2 million in 2005, $335.4 million in 2004 and $298.9 million in 2003. The increase in net sales and other revenue in 2005 over 2004 resulted primarily from an increase in sales to new customers of $23.0 million and an increase in sales to existing customers of $28.8 million in the animal health industry. The increase in net sales and other revenue in 2004 over 2003 resulted primarily of sales to new customers of $42.5 million despite a slight decrease in sales to existing customers of $6.0 million in the animal health industry.
     Gross profit was $37.9 million in 2005, $34.0 million in 2004 and $30.9 million in 2003. The increase in gross profit in 2005 over 2004 resulted primarily from increased net sales and other revenue while cost of sales remained constant as a percentage of net sales and other revenue. Cost of sales increased due to an increase of freight expense of $.7 million and an increase of sales performance incentives of $2.8 million. The increase in gross profit in 2004 over 2003 resulted primarily from increased net sales and other revenue while cost of sales remained constant as a percentage of net sales and other revenue. Cost of sales increased due to additional freight expense of $.8 million.
     Operating, general and administrative expenses were $33.3 million in 2005, $28.7 million in 2004 and $25.7 million in 2003. The increase in operating, general and administrative expenses in 2005 over 2004 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $2.0 million and an increase in other operating, general and administrative expenses of $2.5 million to support the increase in revenue. The increase in operating, general and administrative expenses in 2004 over 2003 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $1.6 million and an increase in other operating, general and administrative expenses of $1.4 million to support the increase in revenue.

     Operating income was $4.6 million in 2005, $5.3 million in 2004 and $5.2 million in 2003. The decrease in operating income in 2005 over 2004 resulted primarily from an increase in cost of sales of $48.0 million and an increase in operating, general and administrative expenses of $4.5 million. Offsetting this decrease was an increase in net sales and other revenue of $51.8 million to customers in the animal health industry. The increase in operating income in 2004 over 2003 resulted primarily from an increase in net sales and other revenue of $36.5 million to customers in the animal health industry. Offsetting this increase was an increase in cost of sales of $33.4 million and an increase in operating, general and administrative expenses of $3.0 million.
     The Company’s other income and interest (expense) was $(582) thousand in 2005, $(565) thousand in 2004 and $(189) thousand in 2003. The increase in the Company’s other income and interest (expense) in 2005 over 2004 resulted primarily from an increase in interest expense of $84 thousand, which was due principally on outstanding debt and a decrease in equity earnings of unconsolidated affiliate of $53 thousand. Partially offsetting this increase was an increase in the finance charges on past due accounts receivable of $82 thousand and an increase to other income primarily attributable to assets sold of $38 thousand. The increase in the Company’s other income and interest (expense) in 2004 over 2003 resulted primarily from a decrease in interest income and additional interest expense of $74 thousand due principally on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $296 thousand.
Contractual Obligations and Commitments
     The Company’s contractual obligations (in thousands) at July 31, 2005 mature as follows:

	PAYMENTS DUE BY PERIOD
		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Loans payable to banks	$2,721	$2,721	$—	$—	—
Capital lease commitments	263	137	126	—	—
Operating lease commitments	759	38	696	25	—
Long-term debt obligations (including current portion)(1)	5,916	933	1,994	2,989	—

Total contractual obligations(2)	$9,659	$3,829	$2,816	$3,014	—

(1)	Interest payments due on long-term debt for less than 1 year are $374, 1-3 years are $567, 3-5 years are $199, and after 5 years are $0.

(2)	See Note 8 of the Consolidated Financial Statements for additional information.
     In addition, the Company’s Bylaws require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of his, her, or its stock or within one year following the date of death. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $6.0 million as of July 31, 2005.
Operating Segments
     The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. This segment distributes products primarily to licensed veterinarians or business entities comprised of licensed veterinarians.

     The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business to business type transactions. The Logistic Services segment distributes products primarily to other animal health companies.
     The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.
     The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 13 of the Company’s 2005 Consolidated Financial Statements for additional quantitative segment information.
     The following table summarizes the Company’s operations by business segment:

		Year Ended
	July 31, 2005	July 31, 2004	July 31, 2003
	(in thousands)
NET SALES AND OTHER REVENUE
Wholesale Distribution	$386,073	$333,290	$297,007
Logistics Services	1,930	1,246	2,076
Direct Customer Services	42,926	31,479	24,223
Eliminations	(43,680)	(30,594)	(24,387)

Consolidated Total	$387,249	$335,421	$298,919

COST OF SALES
Wholesale Distribution	352,980	303,248	269,582
Logistics Services	1,877	1,190	1,955
Direct Customer Services	37,432	27,325	20,842
Eliminations	(42,914)	(30,370)	(24,371)

Consolidated Total	$349,375	$301,393	$268,008

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
Wholesale Distribution	28,420	24,692	22,245
Logistics Services	1	—	1
Direct Customer Services	4,843	4,044	3,488
Eliminations	—	—	—
Consolidated Total	$33,264	$28,736	$25,734

BUSINESS SEGMENT ASSETS
Wholesale Distribution	$84,574	$84,128	$83,842
Logistics Services	300	248	192
Direct Customer Services	10,131	666	394
Eliminations	(9,739)	(291)	(26)

Consolidated Total	$85,266	$84,751	$84,402

Wholesale Distribution
     Net sales and other revenue for our wholesale distribution segment were $386.1 million in 2005, $333.3 million in 2004 and $297.0 million in 2003. The increase in net sales and other revenue in 2005 over 2004 resulted primarily from an increase in sales to customers in the animal health industry of $53.6 million and an increase in equity earnings from consolidated affiliates of $.5 million. Partially offsetting this increase was an increase in sales returns of $1.3 million. The increase in net sales and other revenue in 2004 over 2003 resulted primarily from an increase in sales to customers in the animal health industry of $36.1 million and an increase in equity earnings from consolidated affiliates of $.2 million.
     Gross profit for our wholesale distribution segment was $33.1 million in 2005, $30.0 million in 2004 and $27.4 million in 2003. The increase in gross profit in 2005 over 2004 resulted primarily from an increase in net sales and other revenue of $52.8 million. This increase was offset primarily due to an increase in cost of sales of $49.7 million, which increased due to an increase in freight expense of $.5 million and an increase of sales performance incentives earned by this business segment for $1.8 million. The increase in gross profit in 2004 over 2003 resulted primarily from an increase in net sales and other revenue of $36.3 million. This increase was offset primarily due to an increase in cost of sales of $33.7 million. Cost of sales included an increase of freight expense of $.6 million and a decrease of sales performance incentives earned by this business segment for $.6 million
     Operating, general and administrative expenses for our wholesale distribution segment were $28.4 million in 2005, $24.7 million in 2004 and $22.2 million in 2003. The increase in operating, general and administrative expenses in 2005 over 2004 resulted primarily from an increase of payroll, payroll taxes, and employee benefits of $1.4 million and an increase of $2.3 million in other operating, general and administrative expenses to support the increase in revenue. The increase in operating, general and administrative expenses in 2004 over 2003 resulted primarily from an increase of payroll, payroll taxes, and employee benefits of $1.1 million and an increase of $1.4 million in other operating, general and administrative expenses to support the increase in revenue.
     Operating income for our wholesale distribution segment was $4.7 million in 2005, $5.3 million in 2004 and $5.2 million in 2003. The decrease in operating income in 2005 over 2004 resulted primarily from an increase in cost of sales of $49.7 million and an increase in operating, general and administrative expenses of $3.7 million to support the increased revenue. Partially offsetting this decrease was an increase of net sales and other revenue of $52.8 million. The increase in operating income in 2004 over 2003 resulted primarily from an increase of net sales and other revenue of $36.3 million. Offsetting this increase was an increase in cost of sales of $33.7 million and an increase in operating, general and administrative expenses of $2.5 million to support the increased revenue.
     Assets increased by $446 thousand to $84.6 million for fiscal year 2005 compared to $84.1 million for the previous year. This increase was primarily due to an increase in accounts receivable and other assets which were partially offset by a decrease in cash and inventories.
Logistics Services
     Net sales and other revenue for our logistic services segment were $1.9 million in 2005, $1.2 million in 2004 and $2.1 million in 2003. The increase in net sales and other revenue in 2005 over 2004 resulted primarily from an increase of $.8 million in sales to other animal health wholesalers. Partially offsetting this increase was an increase in sales returns of $.1 million. The decrease in net sales and other revenue in 2004 over 2003 resulted primarily from a decrease of $.9 million in sales to other animal health wholesalers.
     Gross profit for our logistic services segment was $53 thousand in 2005, $56 thousand in 2004 and $121 thousand in 2003. The decrease in gross profit in 2005 over 2004 resulted primarily due to increased cost of sales of $687 thousand. Offsetting this decrease was an increase in net sales and other revenue of $684 thousand. The decrease in gross profit in 2004 over 2003 resulted primarily from decreased net sales and other revenue of $830 thousand. Offsetting the decrease in gross profit was a decrease in cost of sales of $765 thousand. Cost of sales included an increase of sales performance incentives for $23 thousand earned by this business segment.
     Operating, general and administrative expenses for our logistic services segment were $1 thousand in 2005, $0 in 2004, and $1 thousand in 2003. The increase in operating, general and administrative expenses in 2005 over 2004 resulted primarily from an increase in sales to other animal health wholesalers. The decrease in operating, general and administrative expenses in 2004 over 2003 resulted primarily from a decrease in sales to other animal health wholesalers.
     Operating income for our logistic services segment was $52 thousand in 2005, $56 thousand in 2004 and $120 thousand in 2003. The decrease in operating income in 2005 over 2004 resulted primarily from an increase in cost of sales of $687 thousand and an increase in operating, general and administrative expenses of $1 thousand. Offsetting this decrease was increase in net sales and other revenue of $684 thousand. The decrease in operating income in 2004 over 2003 resulted primarily from a decrease in net sales and other revenue of $830 thousand. Partially offsetting this decrease was a decrease in cost of sales of $765 thousand and a decrease in operating, general and administrative expenses of $1 thousand.
     Assets decreased by $52 thousand to $300 thousand for fiscal year 2005 compared to $248 thousand for the previous year. This decrease was primarily due to a decrease in accounts receivable.
Direct Customer Services
     Net sales and other revenue for our direct customer services segment were $43.0 million in 2005, $31.5 million in 2004 and $24.2 million in 2003. The increase in net sales and other revenue in 2005 over 2004 resulted primarily from an increase in sales of $11.7 million to producers in the animal health industry. Partially offsetting this increase was an increase in sales returns of $.4 million from producers in the animal health industry. The increase in net sales and other revenue in 2004 over 2003 resulted primarily from an increase in sales of $7.3 million to producers in the animal health industry.
     Gross profit for our direct customer services segment was $5.5 million in 2005, $4.2 million in 2004 and $3.4 million in 2003. The increase in gross profit in 2005 over 2004 resulted primarily from an increase in net sales and other revenue of $11.5. Partially offsetting this increase was an increase in cost of sales of $10.1 million. Cost of sales included an increase of freight expense of $.2 million and an increase of sales performance incentives of $1.2 million earned by this business segment. The increase in gross profit from 2004 over 2003 was resulted primarily due to increased net sales and other revenue of $7.3 million. Partially offsetting this increase was an increase in cost of sales of $6.5 million. Cost of sales included an increase of freight expense of $.2 million and an increase of sales performance incentives of $.5 million earned by this business segment.
     Operating, general and administrative expenses for our direct customer services segment were $4.8 million in 2005, $4.0 million in 2004 and $3.5 million in 2003. The increase in operating, general and administrative expenses in 2005 over 2004 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.6 million and an increase of $.2 million in other operating, general and administrative expenses in order to support the increase in revenue. The increase in operating, general and administrative expenses in 2004 over 2003 resulted primarily from increase in payroll, payroll taxes, and employee benefits of $.5 million to support the increase in revenue.
     Operating income (loss) for our direct customer services segment was $.7 million in 2005, $.2 million in 2004, and $(.1) million in 2003. The increase in operating income in 2005 over 2004 resulted primarily from increased net sales and other revenue of $11.5 million. Offsetting this increase was an increase of cost of sales of $10.1 million and an increase in operating, general and administrative expenses of $.8 million. The increase in operating income in 2004 over 2003 resulted primarily from increased net sales and other revenue of $7.3 million. Offsetting this increase was an increase of cost of sales of $6.5 million and an increase in operating, general and administrative expenses of $.5 million.
     Assets increased by $9.5 million to $10.1 million for fiscal year 2005 compared to $666 thousand for the previous year. This increase was primarily due to an increase in accounts receivable.

Seasonality in Operating Results
     The Company’s quarterly sales and operating results have varied in the past and will likely continue to do so in the future. Historically, the Company’s sales are seasonal with peak sales in the spring and fall. The cyclical nature is directly tied to the significant amount of business the Company does in the livestock sector. Product use cycles are directly related to certain medical procedures performed by veterinarians on livestock during the spring and fall.
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
Liquidity and Capital Resources
     The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At July 31, 2005, there were no additional material commitments for capital expenditures other than as noted below.
     The Company also has expended significant funds in the lease and purchase of its facilities. The Company leases a total of 87,500 square feet from Kinsley Equities II Limited Partnership for warehouse space in York, Pennsylvania. For additional information, see the section “Properties”.
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
     In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company’s Revolving Credit Agreement and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and U.S. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note, which matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of July 31, 2005, the Company had $2,492,003 outstanding on the Term Promissory Note.
     On December 28, 2004, the Company, ProConn, Exact Logistics and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit from $25,000,000 to $40,000,000 and the Company agreed to amend its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note for $40,000,000 among U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note, which matures on

January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio. As of July 31, 2005, the variable interest rate at which the Revolving Promissory Note accrued interest was 5.67% and the Company had approximately $2.7 million outstanding thereunder.
     Both the Term Promissory Note and the Revolving Promissory Note are secured by a first mortgage held by U.S. Bank on the Company’s Omaha facility as well as a first security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, personal property and general intangibles. The Amended and Restated Loan Agreement imposes a number of conditions which must be met by the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank’s disbursement of loan funds under the Revolving Promissory Note, including, without limitation, meeting certain financial covenants and providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.
     In April 2005, the Company signed a lease agreement with U.S. Bancorp Equipment Finance for voice picking equipment to be used in Omaha, Nebraska and York, Pennsylvania facilities. The initial amount of the lease is in the amount of $207,996, with interest at 6.19% and monthly payments of $6,346 through April 2008.
     In February 2005, the Company entered into a written understanding to construct a 15,625 square foot building (the Building) in Hereford, Texas. The Building was completed in October 2005. Effective October 1, 2005, the Company entered into a Lease with two individuals who are both residents of the State of Texas. Pursuant to the Lease, the Company leases the premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The Lease has an initial term of five (5) years, ending on September 30, 2010. The Company also has the option to renew the initial term of the Lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company intends to use the premises for storing and warehousing veterinary products. The initial amount of the lease is in the amount of $54,687.60 per month.
     In addition, the Company’s Bylaws require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of their stock or within one year following the date of death. The redemption amount is the original purchase price of the stock paid by the shareholder subject to adequate resources being available. The Company’s Articles of Incorporation prohibit shareholders from selling, assigning or otherwise transferring their common stock to any person or entity, other than to the Company. The Company was contingently liable for $6.0 million as of July 31, 2005.
     Operating Activities. For the fiscal year ending July 31, 2003, net cash consumed by operating activities of $1.9 million was primarily attributable to an increase of $7.2 million in accounts receivable and $1.8 million in inventories. These were partially offset by an increase of $1.5 million in accounts payable. For the fiscal year ending July 31, 2004, net cash provided by operating activities of $121 thousand was primarily attributable to decreases of $1.5 million in accounts receivable and $1.1 million in accounts payable. These were partially offset by an increase of $1.9 million in inventories. For the fiscal year ending July 31, 2005, net cash provided by operating activities of $9.8 million was primarily attributable to an increase of $6.4 million in accounts receivable and $6.3 million in accounts payable. These were partially offset by a decrease of $6 million in inventories.
     Investing Activities. Net cash consumed by investing activities of $2.5 million in fiscal year ending July 31, 2003 was primarily attributable to investments in land, equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.4 million in fiscal year ending July 31, 2004 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.2 million in fiscal year ending July 31, 2005 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.
     Financing Activities. In the fiscal year ending July 31, 2003, net cash provided by financing activities of $7.4 million was primarily attributable to an increase of $6.6 million in loan proceeds, and $797 thousand from net proceeds from issuance of redeemable common stock. In the fiscal year ending July 31, 2004, net cash consumed by financing activities of $544 thousand was primarily attributable to a decrease of $944 thousand in loan proceeds, and $400 thousand from net proceeds from the issuance of shares subject to mandatory redemption and the issuance of redeemable common stock. In the fiscal year ending July 31, 2005, net cash consumed by financing activities of $9.0 million was primarily attributable to a decrease of $9.3 million in loan proceeds and capital lease obligations, and $.2 million from net proceeds from the issuance of shares subject to mandatory redemption and the issuance of redeemable common stock.
Inflation
     Most of our operating expenses are inflation-sensitive with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on employee wages and costs of products. We historically have limited the effects of inflation through certain cost control efforts.
Off-Balance Sheet Arrangements
     At July 31, 2005, the Company did not have any off-balance sheet arrangements.
Critical Accounting Policies
     The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies”. The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
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
Major Customer, Major Suppliers and Credit Concentrations
     Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 11.1% of the Company’s receivables at July 31, 2005. One customer comprised a significant individual receivable consisting of 11.3% of the Company’s receivables at July 31, 2004. Two vendors comprised 29.5% and 13.1% of all purchases for fiscal year 2005. Two vendors comprised 31.1% and 12.9%, respectively, of all of the Company’s purchases for fiscal year 2004.
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
Goodwill and Other Intangible Assets
     Beginning August 1, 2002, all goodwill amortization ceased in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior business purchase combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and the liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. For further discussion of the Company’s adoption of SFAS No. 142, see Note 12 to the consolidated financial statements.

     Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense for the years ended July 31, 2005, 2004, and 2003 is included in interest expense on the Consolidated Statements of Income and Retained Earnings.
New Accounting Pronouncements
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
     In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces APB Opinion No. 20, Accounting Changes. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 beginning in fourth quarter of fiscal 2005. This standard does not effect the Company’s financial position, cash flows or results of operations.
Risk Factors That May Affect Future Results
     The risks and uncertainties described below are not the only risks and uncertainties the Company faces. Additional risks and uncertainties not presently known to the Company or that are currently deemed immaterial may also impair its business operations in a material way. If any of the following risks actually occur, the Company’s business, financial condition or results of operations may suffer.
Our Operating Results May Fluctuate Due to Factors Outside of Management’s Control
     The Company’s operating results may significantly fluctuate, and you should not rely on them as an indication of the Company’s future results. Future revenues and results of operations may significantly fluctuate due to a combination of factors, many of which are outside of management’s control. The most notable of these factors include:
•	vendor rebates;

•	seasonality;

•	the impact of economic factors on the national veterinary practices;

•	the timing and effectiveness of marketing programs offered by our vendors;

•	the timing of the introduction of new products and services;

•	the timing and effectiveness of capital expenditures;

•	changes in manufacturer contracts; and

•	competition.

     Any of the factors could adversely impact our results of operations and financial condition. The Company may be unable to reduce operating expenses quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue without a corresponding reduction to its expenses, operating results may suffer. The Company’s operating results for any particular quarter may not be indicative of future operating results. You should not rely on quarter-to-quarter comparisons of results of operations as an indication of the Company’s future performance.
Failure to Manage Growth Could Impair Our Business
     Our business has grown rapidly. Our revenues increased from $63.5 million in fiscal 1995 to $387.2 million in fiscal 2005. During that same period we significantly expanded our operations in the United States. Our number of employees increased by approximately 260 individuals during this period.
     It may be difficult to manage rapid growth in the future, and our future success depends on our ability to implement and/or maintain:
•	Sales and marketing programs;

•	Customer support programs;

•	Current and new product and service lines;

•	Technological support which equals or exceeds our competitors;

•	Vendor relationships;

•	Recruitment and training of new personnel; and

•	Operational and financial control systems.
     Our ability to successfully offer products and services and implement our business plan in a rapidly evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and to expand the training of our work force. If we are not able to manage the rapid growth, there is a risk our customer service quality could deteriorate, which may lead to decreased sales or no profitability.
Loss of Key Personnel Could Harm Our Business
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
     Due to the specialized nature of our products and services, generally, only highly qualified and trained individuals have the necessary skills to market our products and provide our services. We face intense competition for the hiring of these professionals. Any failure on our part to hire, train and retain a sufficient number of qualified professionals would damage our business. We do not generally enter into employment agreements or noncompetition agreements with our employees. However, we have an employment agreement with Dr. Reilly, which automatically renews for successive one year periods unless terminated by either party. For additional information, see “Employment Agreement.”

There is No Market for Our Stock and the Value of the Stock Will Not Increase
     There is no established public trading market for the Company’s common stock, and there will be no established public trading market after this offering. Sales are limited to licensed veterinarians and veterinary clinics, and our common stock will not be sold, assigned, or otherwise transferred to anyone other than the Company. The price of each share is fixed at $3,000, or such lesser amount as determined by the Board of Directors in its discretion as provided in our Articles of Incorporation. A share will not increase in value. If a shareholder wishes to redeem his, her or its share, the shareholder must sell it to the Company and will receive only the amount he, she or it paid for the share.
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
     Some of our agreements with manufacturers run for one year. We may not be able to renew our existing agreements on favorable terms or at all. If we lose the right to distribute products under such agreements, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from manufacturers that we fail to continue with and erode our market share.
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
We Face Significant Competition
     The market for veterinary distribution services is intensely competitive, rapidly evolving and subject to rapid technological change. We compete with numerous vendors and distributors based on customer relationships, service and delivery, product selection, price and other capabilities. Some of our competitors have more customers, stronger brand recognition or greater financial resources than we do. Many of our competitors have comparable product lines, technical experience, distribution strategies and financial resources. These organizations may be better known and have more customers. We may be unable to compete successfully against these organizations.
     Many of our competitors have distribution strategies that directly compete with us. We have many competitors including Walco International, Inc., Butler Animal Health Supply, LLC, Lextron Animal Health, Inc., MWI Veterinary Supply Co., and J. A. Webster, Inc. d/b/a Webster Veterinary Supply.
     In addition, we expect that companies and others specializing in the veterinary products industry will offer competitive products. Some of our large manufacturers/suppliers also may compete with us through direct marketing and sales of their products. Increased competition could result in price reductions, decreased revenue, and lower profit margins; loss of market share; and increased marketing expectations. These and other competitive factors could materially and adversely affect the Company’s results of operations.
You May be Forced to Sell Your Shares Back to the Company, and We May Lack the Funds to Repurchase All of the Shares
     As a shareholder, you may be forced to sell your share of stock back to the Company under certain circumstances. The Company is required to repurchase your share of stock in the event of your death or if you are no longer qualified to own the Company stock. We also have the option to repurchase our stock if a shareholder owes money to us and fails to make payments by the due date. In any of the events occur, the Company will repurchase the share at the price you paid for it.
     As a shareholder you are not permitted to sell, assign, or otherwise transfer your share of stock except back to the Company. The shareholder must give the Company written notice of the proposed sale and we will repurchase the share of stock within ninety days of receiving such written notice, at the price the shareholder paid for the share. If substantially all the shareholders wish to sell their shares or no longer become qualified to own the Company stock, we will be required to repurchase a large number of shares, which may divert financial resources that would otherwise be used for operations and business. In addition, if a significant majority of the shareholders want to sell their shares at the same time, there is a risk we would not have enough financial resources to repurchase all outstanding shares within the ninety days or at any time. If we lack adequate funds to repurchase all the shares, you would have no other means of selling your interest, and you could lose your entire investment.
Investors May Fail to Pay the Installment Payments
     An investor may choose from two payment plans: (1) one payment for the full $3,000 cost of the share; or (2) three installments of $1,000 each, with the second and third installments due thirty and sixty days after the first installment is paid. The payment plans are not available in all states in which we offer our shares of common stock. It is possible investors may fail to pay all or a portion of the installment payments when due, thereby depriving the Company of the anticipated offering proceeds.

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
Our Substantial Leverage Could Harm Our Business By Limiting Our Available Cash and Our Access To Additional Capital
     As of July 31, 2005, our total long-term debt (excluding current portions) was approximately $5.1 million, and we had $2.7 million outstanding under our revolving credit facility and an additional $37.3 million of borrowing capacity available under such facility. Our degree of leverage could have important consequences for you, including the following:
•	it may limit our and our subsidiaries’ ability to obtain additional funds for working capital, capital expenditures, debt service requirements, or other purposes on favorable terms or at all;

•	a substantial portion of our cash flows from operations must be dedicated to the payment of principal and interest on our indebtedness and thus will not be available for other purposes, including operations, capital expenditures and future business opportunities;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to those of our competitors that are less leveraged;

•	we may be more vulnerable than a less leveraged company to a downturn in a general economic conditions or in our business; or

•	we may be unable to carry out capital spending that is important to our growth.
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
Our Variable Rate Indebtedness Subjects Us To Interest Rate Risk, Which Could Cause Our Debt Service Obligations To Increase Significantly
     Certain of our borrowings, primarily borrowings under our revolving line of credit, are at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt for the year ended July 31, 2005 was approximately $2.7 million and our interest expense was $728 thousand. A 1% increase in the average interest rate would increase future interest expense by approximately $155 thousand per year assuming an average outstanding balance under the revolving line of credit of $15.5 million.

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
     We often purchase products from our suppliers under agreements that are of limited duration or can be terminated on a periodic basis. There can be no assurance, however, that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:
•	If an existing agreement expires or a certain product line is discontinued, then we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer unless we are able to find an alternate supply of a similar product.

•	Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which would create an increased drain on our financial resources and liquidity.

•	If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements or new sources of supply and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This also could require us to seek new sources of supplies.

•	We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality products could damage our reputation with our customers.

•	Some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, DEA, EPA and other federal and state agencies for compliance with strictly enforced regulations, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.
     Potential problems with suppliers such as those discussed above could substantially decrease sales, lead to higher costs and damage our reputation with our customers due to factors such as poor quality goods or delays in order fulfillment, which may result in decreased sales of our products and substantially harm our business.
We Rely Upon Third Parties to Ship Products to Our Customers and Interruptions in Their Operations Could Harm Our Business, Financial Condition and Results of Operations
     We use UPS and FedEx as our primary delivery services for our air and ground shipments of products to our customers. If there were any significant service interruptions, there can be no assurance that we could engage alternative service providers to deliver these products in either a timely or cost-efficient manner, particularly in rural areas where many of our customers are located. Any strikes, slowdowns, transportation disruptions or other adverse conditions in the transportation industry experienced by any of our delivery services could impair or disrupt our ability to deliver our products to our customers on a timely basis and could have a material adverse effect upon our customer relationships, business, financial condition and results of operations. In addition, any increase in the shipping costs, including fuel surcharge could have an adverse effect on our financial condition and results of operations.
We Are Exposed To Potential Risks From Recent Legislation Requiring Companies To Evaluate Their Internal Control Over Financial Reporting
     We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing, we may identify deficiencies where we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ending July 31, 2007. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.
Changes in the Veterinary Distribution Industry Could Adversely Affect Our Business
     The veterinary distribution industry is subject to changing political, economic and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and the Company is subject to regulation, either directly or indirectly, by the U.S. Department of Agriculture (USDA), the Food and Drug Administration (FDA) and the Drug Enforcement Administration (DEA). To the extent the political party in power changes, whether in the executive or legislation branch, the regulatory stance these agencies take could change. Our suppliers are subject to regulation by the USDA, the FDA, the DEA, and the Environmental Protection Agency (EPA), and material changes to the applicable regulations could affect the supplier’s ability to manufacture certain products which could adversely impact the Company’s product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding of such programs could have an adverse impact on our customer’s financial position which could lead to decreased sales.
     These factors affect our purchasing practices and operations of our business. Some of our competitors are consolidating to create integrated delivery systems with greater market presence. These competitors may try to use their market power to negotiate price reductions with the manufacturers. If we were forced to reduce our prices, our operating results would suffer. As the veterinary distribution industry consolidates, competition for customers will become more intense.
Our Business, Financial Condition And Results of Operations Depend Upon Maintaining Our Relationships With Vendors
     We currently distribute more than 20,000 products sourced from more than 350 vendors. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top three vendors, Pfizer, Inc., Bayer Corporation, and Novartis Animal Health Inc. supplied products that accounted for approximately 51% of our product purchases for the fiscal year ended July 31, 2005.
     Our ability to sustain our gross profits has been, and will continue to be, dependent in part upon our ability to obtain favorable terms and access to new and existing products from our vendors. These terms may be subject to changes from time to time by vendors, such as changing from a “buy/sell” to an agency relationship, or from an agency to a “buy/sell” relationship. In a “buy/sell” transaction, we purchase or take inventory of products from our vendors. Under an agency relationship, when we receive orders for products from a customer, we transmit the order to the vendor who then picks, packs and ships the products. Any changes from “buy/sell” to agency or from agency to “buy/sell” could adversely affect our revenues and operating income. The loss of one or more of our large vendors, a material reduction in their supply of products or material changes in the terms we obtain from them could have a material adverse effect on our business, financial condition and results of operations.
     Some of our current and future vendors may decide to compete with us in the future by pursing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors. Increased competition from any vendor of animal health products could significantly reduce our market share and adversely impact our financial results.
     In addition, we may not be able to establish relationships with key vendors in the animal health industry if we have established relationships with competitors of these key vendors. We have written agreements with several of our vendors. Some of our agreements with vendors are for one-year periods. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all. If we lose the right to distribute products under such agreements, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from vendors that we fail to continue with and erode our market share.
An Adverse Change in Vendor Rebates Could Negatively Affect Our Results of Operation
     The terms under which we purchase animal health products from several vendors entitle us to receive a rebate based upon the attainment of certain growth goals. If market conditions deteriorate or other factors outside of our control change, vendors may adversely change the terms of some or all of these rebate programs and there can be no assurance as to the amount of rebates that we will receive in any given year. The occurrence of any of these events could have an adverse impact on our results of operations, and as a result, you may not receive a rebate under our annual program.
Our Quarterly Operating Results May Fluctuate Significantly
     Our quarterly revenues and operating results have varied significantly in the past and may continue to do so in the future. Rebates received from vendors have historically been the greatest during the quarter ending January 31. The timing of the receipt of our revenues is directly tied to the buying patterns of veterinarians related to certain medical procedures performed on production animals during the spring and fall months. These buying patterns also can be affected by vendors’ and distributors’ marketing programs launched during the summer months, particularly in June, which can result in veterinarians purchasing products earlier than they are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made.
If We Fail to Comply With or Become Subject to More Onerous Government Regulations, Our Business Could be Adversely Affected
     The veterinary distribution industry is subject to changing political, economic and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products, and the Company is subject to regulation, either directly or indirectly, by the U.S. Department of Agriculture (USDA), the Food and Drug Administration (FDA), the Environmental Protection Agency (EPA), and the Drug Enforcement Administration (DEA) and state boards of pharmacy. The regulatory stance these agencies take could change. Our suppliers are subject to regulation by the USDA, the FDA, the DEA, and the EPA, and material changes to the applicable regulations could affect the supplier’s ability to manufacture certain products which could adversely impact the Company’s product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers’ financial positions which could lead to decreased sales.

     We strive to maintain compliance with these laws and regulations. However, if we are unable to maintain or achieve compliance with these laws and regulations, we could be subject to substantial fines or other restrictions on our ability to provide competitive distribution services, which could have an adverse impact on our financial condition.
     We cannot assure you that existing laws and regulations will not be revised or that new, more restrictive laws will not be adopted or become applicable to us or the products that we distribute or dispense. We cannot assure you that the vendors of products that may become subject to more stringent laws will not try to recover any or all increased costs of compliance from us by increasing the prices at which we purchase products from them, or, that we will be able to recover any such increased prices from our customers. We also cannot assure you that our business and financial condition will not be materially and adversely affected by future changes in applicable laws and regulations.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.
     The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .57 percentage points (a 10% change from the interest rate as of July 31, 2005), assuming no change in the Company’s outstanding balance under the line of credit (approximately $2.7 million as of July 31, 2005), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $15 thousand.
     Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum and matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of July 31, 2005, the Company had $2,492,003 outstanding on the Term Promissory Note.
     Under our Second Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $40,000,000 and evidenced by a Revolving Promissory Note dated December 28, 2004, among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. Advances made under the Revolving Promissory Note accrue interest, and at July 31, 2005, the variable interest rate at which the Revolving Promissory Note accrued interest was 5.67% and the Company had approximately $2.7 million outstanding thereunder.
     Both the Term Promissory Note and the Revolving Promissory Note are secured by a first mortgage held by U.S. Bank on the Company’s Omaha facility as well as a first security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, personal property and general intangibles.
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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at July 31, 2005.
     The Company recently restated its consolidated balance sheet and statement of income and retained earnings for the period ended July 31, 2004, to reclassify certain common stock from permanent stockholders’ equity to temporary equity. See Note 14 to the Consolidated Financial Statements for additional information.
     Since July 31, 2004, the Company has taken the following steps to strengthen and improve its controls and procedures:
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

Changes in Internal Controls
     During the quarter ended July 31, 2005, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls. See Note 14 to the Consolidated Financial Statements for additional information on the Company’s recent restatement.
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
ITEM 9B. OTHER INFORMATION
     The Registrant is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter ended July 31, 2005.
PART III
     Incorporated by reference in Items 10, 11, 12, 13, and 14 below are certain sections of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after July 31, 2005.
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
     Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled “Proposal 1: Election of Shareholder Directors,” “Proposal 2: Election of Non-Shareholder Director,” “Information About Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2005.
ITEM 11. EXECUTIVE COMPENSATION
     Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled “Management — Executive Compensation”, of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2005.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management”, of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the “Certain Relationships and Related Transactions” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2005.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled the “Relationship with Independent Public Accountants – Principal Accounting Fees and Services” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2005.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements
     The following financial statements are filed as part of this report:

To the Audit Committee
Professional Veterinary Products, Ltd.
Omaha, Nebraska
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2005 and 2004, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the three-year period ended July 31, 2005. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
Quick & McFarlin, P.C.
Omaha, Nebraska
October 4, 2005

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2005 and 2004 (Restated)
(in thousands, except share data)

	July 31,	July 31,
	2005	2004
		(Restated)
ASSETS
CURRENT ASSETS
Cash	$2,118	$2,545
Accounts receivable, less allowance for doubtful accounts $970 and $821, respectively	27,970	22,117
Accounts receivable, related parties	3,802	3,248
Inventory, less allowance for obsolete inventory $152 and $129, respectively	34,670	40,682
Deferred tax asset	1,178	952
Other current assets	933	836

Total current assets	70,671	70,380

NET PROPERTY AND EQUIPMENT	10,483	10,564

OTHER ASSETS
Intangible assets, less accumulated amortization $14 and $12, respectively	11	13
Intangible retirement asset	1,107	1,326
Investment in unconsolidated affiliates	1,803	1,720
Cash value life insurance	1,190	728
Other assets	1	20

Total other assets	4,112	3,807

TOTAL ASSETS	$85,266	$84,751

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$2,721	$10,174
Current portion of long-term debt and capital lease obligation	1,070	2,000
Accounts payable	51,544	45,216
Accounts payable, related parties	809	840
Other current liabilities	4,704	3,815

Total current liabilities	60,848	62,045

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	5,109	5,982
Accrued retirement benefits, less current portion	1,107	1,326
Deferred tax liability	504	457
Shares subject to mandatory redemption, $1 par value; issued and outstanding 731 shares and 716 shares, respectively	2,170	2,110

Total long-term liabilities	8,890	9,875

TOTAL LIABILITIES	69,738	71,920

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 11

REDEEMABLE COMMON STOCK — SEE NOTE 6	3,797	3,636

STOCKHOLDERS’ EQUITY
Retained earnings	11,731	9,195

Total stockholders’ equity	11,731	9,195

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,266	$84,751

     The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share amounts)

	July 31,	July 31,	July 31,
	2005	2004	2003
		(Restated)	(Restated)
NET SALES AND OTHER REVENUE	$387,249	$335,421	$298,919

COST OF SALES	349,375	301,393	268,008

Gross profit	37,874	34,028	30,911

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	33,264	28,736	25,734

Operating income	4,610	5,292	5,177

OTHER INCOME (EXPENSE)

Interest income	553	471	767
Interest expense	(1,233)	(1,149)	(1,075)
Equity in earnings of unconsolidated affiliate	84	137	92
Other	14	(24)	27

Other expense — net	(582)	(565)	(189)

Income before taxes	4,028	4,727	4,988

Income tax expense	1,492	1,749	1,774

NET INCOME	2,536	2,978	3,214

BEGINNING RETAINED EARNINGS	9,195	6,217	3,003

ENDING RETAINED EARNINGS	$11,731	$9,195	$6,217

EARNINGS PER REDEEMABLE COMMON SHARE	$2,022.61	$2,487.77	$1,854.47

Weighted average redeemable common shares outstanding	1,254	1,197	1,733

SUPPLEMENTAL INFORMATION

Net sales and other revenue — related parties	$40,193	$33,718	$27,325

Purchases — related parties	$11,855	$15,616	$14,908
     The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2005, 2004 and 2003
(in thousands)

	July 31,	July 31,	July 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,536	$2,978	$3,214

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,265	1,105	1,105
(Gain) loss on sale of property	(14)	24	(27)
Retirement benefits	516	418	232
Cash value of life insurance	(462)	(433)	(227)
Deferred income tax	(179)	(484)	(208)
Allowance for doubtful accounts	149	61	407
Allowance for obsolete inventory	23	129	—
Equity in loss (income) from affiliate	(84)	(137)	(92)
(Increase) decrease in:
Receivables	(6,556)	1,425	(7,565)
Inventory	5,989	(1,865)	(1,826)
Other current assets	(97)	(476)	(453)
Other assets	19	(4)	(16)
Increase (decrease) in:
Accounts payable	6,297	(1,120)	1,488
Other current liabilities	374	(1,500)	2,082

Total adjustments	7,240	(2,857)	(5,100)

Net cash provided (consumed) by operating activities	9,776	121	(1,886)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,200)	(1,378)	(2,561)
Proceeds from sale of assets	32	—	41

Net cash consumed by investing activities	(1,168)	(1,378)	(2,520)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	(7,453)	409	2,868
Proceeds from long-term debt	—	—	4,000
Proceeds from capital lease obligation	208	—	343
Payments of long-term debt and capital lease obligation	(2,011)	(1,353)	(580)
Net proceeds from issuance of shares subject to mandatory redemption	60	117	—
Net proceeds from issuance of redeemable common stock	161	283	797

Net cash provided (consumed) by financing activities	(9,035)	(544)	7,428

Net increase (decrease) in cash	(427)	(1,801)	3,022
Cash at beginning of year	2,545	4,346	1,324

Cash at end of year	$2,118	$2,545	$4,346

Supplemental disclosure of cash flow information:
Interest paid	$1,198	$1,139	$1,045

Income taxes paid	$1,822	$3,866	$876

     The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 1 — BUSINESS DESCRIPTION:
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
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     Basis of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The term “the Company” used herein means Professional Veterinary Products, Ltd. and its subsidiaries unless otherwise indicated by the context. All material intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company exercises significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.
     Revenue Recognition — The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The revenue from “buy/sell” and consignment transactions are recorded at gross. Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.
     Cash and Cash Equivalents — The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.
     Accounts Receivable — The accounts receivable arise in the normal course of business and are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. The allowance for doubtful accounts was $970 and $821 for 2005 and 2004, respectively.
     Inventory — Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method. The reserve for inventory obsolescence was $152 and $129 for 2005 and 2004, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
     Property, Equipment and Depreciation — Property and equipment are stated at cost. Depreciation expense was $1,263, $1,103 and $952 for 2005, 2004 and 2003, respectively. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Building	40 years
Furniture, fixtures and equipment	7 years
Computer equipment	5 years
Software	3-5 years
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
     Capitalized Leases — Property under capital leases is amortized over the lives of the respective leases. Amortization of capital leases is included in depreciation expense.
     Goodwill and Other Intangible Assets — Beginning August 1, 2002, all goodwill amortization ceased in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior business purchase combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and the liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. For further discussion of the Company’s adoption of SFAS No. 142, see Note 12 to the consolidated financial statements.
     Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. The original trademark subject to amortization was $5. Accumulated amortization was $1 for 2005 and 2004. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. The original loan origination fee subject to amortization was $20. Accumulated amortization was $13 and $11 for July 31, 2005 and 2004, respectively. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense of $2, for the years ended July 31, 2005, 2004, and 2003, is included in interest expense on the Consolidated Statements of Income and Retained Earnings. The estimated aggregate amortization expense for the four succeeding fiscal years is $7.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
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
     Income Taxes —The Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized.
     Advertising — The Company expenses advertising costs as incurred. Advertising expense was $72, $64 and $46 for 2005, 2004 and 2003, respectively.
     Direct Shipping and Handling Costs — Freight and other direct shipping costs are included in “Cost of sales” on the Consolidated Statements of Income and Retained Earnings. Direct handling costs are reflected in “Operating, general and administrative expenses.” Such costs represent direct compensation costs of employees who store, move and prepare products for shipment to the Company’s customers. Direct handling costs were $4,237, $4,184, and $3,594 for 2005, 2004, and 2003 respectively.
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
     Concentrations of Credit Risk — The Company’s cash funds are located in financial institutions in the United States. Deposits in these bank accounts may, at times, exceed the $100,000 federally insured limit.
     Major Customer, Major Suppliers and Credit Concentrations- Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 11.1% and 11.3% of the Company’s receivables at July 31, 2005 and 2004, respectively. Two vendors comprised 29.5% and 13.1% of all purchases for fiscal year 2005. Two vendors comprised 31.1% and 12.9% of all purchases for fiscal year 2004.
     Common Stock — In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 during the first

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
quarter of the fiscal year ending July 31, 2004. The Company’s shares of common stock issued to single member limited liability companies and sole proprietorships are subject to mandatory redemption upon death of the shareholder at the price the shareholder paid for the share. These shares are presented as liabilities under the provision of SFAS No. 150 within the long-term liability section of the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company’s consolidated presentation of financial position. Single member limited liability companies and sole proprietorships comprised 731 shares at July 31, 2005. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $2,170 (see Note 6).
     Earnings Per Share — SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of redeemable common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of redeemable common shares outstanding was 1,254, 1,197 and 1,733 for 2005, 2004 and 2003, respectively.
     Recent Accounting Pronouncements — In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs — an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that abnormal amounts be recognized as current period charges regardless of whether they meet the criterion of “so abnormal.” In addition, SFAS No. 151 requires that allocation of fixed production overhead to the cost of conversion be based on the normal capacity of the production facilities. This standard does not effect the Company’s financial position, cash flows or results of operations.
          In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 replaces FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and replaces APB Opinion No. 20, Accounting Changes. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company adopted SFAS No. 154 beginning in fourth quarter of fiscal 2005. This standard does not effect the Company’s financial position, cash flows or results of operations.
     Reclassifications — Certain prior year amounts have been reclassified to conform to the July 31, 2005 presentation. Such reclassifications had no impact on results of operation or shareholders’ equity.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 3 — REBATES:
     At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable as follows:

	2005	2004
Accounts receivable, net of allowance	$36,995	$30,625
Less — rebates	5,223	5,260

Accounts receivable, net	$31,772	$25,365

     Net sales and other revenue reported on the Consolidated Statements of Income and Retained Earnings were reduced by rebates as follows:

	2005	2004	2003
Gross sales and other revenues	$392,472	$340,681	$305,200
Less — rebates	5,223	5,260	6,281

Net sales and other revenue	$387,249	$335,421	$298,919

NOTE 4 — PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consist of the following:

	2005	2004
Land	$1,762	$1,762
Buildings	5,045	5,045
Leasehold improvements	550	188
Equipment	7,911	7,120

	15,268	14,115
Less — accumulated depreciation	4,908	3,794

	10,360	10,321
Construction in progress	123	243

Net property, plant, and equipment	$10,483	$10,564

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 5 — INVESTMENT IN UNCONSOLIDATED AFFILIATES:
     The Company purchased a 20% interest in SERVCO in June 2000 for $1,500. American Animal Hospital Association (AAHA) owns the remaining 80%. The Company determined that it has significant influence over SERVCO and accordingly should account for its 20% ownership interest using the “equity method” of accounting for investments. The excess of purchase price over underlying equity (which represents goodwill) is being tested for impairment in accordance with applicable accounting standards. The amount of unamortized goodwill tested for impairment was $1,350 at July 31, 2005 and 2004. No current impairment exists and none has been recognized. The Company holds a 5% interest in Agri-Laboratories, Ltd., which is carried at cost. The amounts presented on the balance sheet consisted of:

	2005	2004
Investment in SERVCO (equity method)	$1,659	$1,576
Investment in Agri-Laboratories, Ltd. (cost method)	144	144

	$1,803	$1,720

     Included in the Company’s consolidated retained earnings is $310 of undistributed earnings of SERVCO.
NOTE 6 — SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,019 at July 31, 2005 and 1,952 at July 31, 2004. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. Effective August 1, 2003, in accordance with SFAS No. 150, shares held by single member limited liability companies and sole proprietorships that are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share were reclassified to long-term liabilities as Shares Subject to Mandatory Redemption. All other shares are designated as Redeemable Common Stock.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 6 — SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK (continued):
     An analysis of redeemable common stock and shares subject to mandatory redemption for the three years ended July 31 is as follows:

		Shares Subject
	Redeemable	to Mandatory
	Common Stock	Redemption	Total
Number of shares issued and outstanding July 31, 2002	1,544	—	1,544
Issuance of redeemable common stock	330	—	330
Redemption of redeemable common stock	(29)	—	(29)

Number of shares issued and outstanding July 31, 2003	1,845	—	1,845
Issuance of redeemable common stock	144	—	144
Redemption of redeemable common stock	(37)	—	(37)
Recognition of liability per SFAS No. 150	(716)	716	—

Number of shares issued and outstanding July 31, 2004	1,236	716	1,952
Issuance of redeemable common stock	67	39	106
Redemption of redeemable common stock	(15)	(24)	(39)

Number of shares issued and outstanding July 31, 2005	1,288	731	2,019

Carrying amount/redemption amount — July 31, 2002	$4,549	$—	$4,549
Issuance of redeemable common stock	990	—	990
Redemption of redeemable common stock	(87)	—	(87)
Net change in accounts receivable, stock	(106)	—	(106)

Carrying amount/redemption amount — July 31, 2003	5,346	—	5,346
Issuance of redeemable common stock	432	—	432
Redemption of redeemable common stock	(109)	—	(109)
Net change in accounts receivable, stock	77	—	77
Recognition of liability per SFAS No. 150	(2,110)	2,110	—

Carrying amount/redemption amount — July 31, 2004	3,636	2,110	5,746
Issuance of redeemable common stock	201	117	318
Redemption of redeemable common stock	(45)	(72)	(117)
Net change in accounts receivable, stock	5	15	20

Carrying amount/redemption amount — July 31, 2005	$3,797	$2,170	$5,967

     There were 10, 14, and 72 redeemable common shares subscribed but unissued as of July 31, 2005, 2004, and 2003, respectively. The amounts receivable on these shares reduced Redeemable Common Stock by $16, $20, and $119 at July 31, 2005, 2004, and 2003, respectively. Accounts receivable arising from Redeemable Common Stock sales is presented as a deduction from Redeemable Common Stock to the extent such receivables were not paid in cash prior to the date of the report. Accounts receivable arising from Redeemable Common Stock sales excludes Shares Subject to Mandatory Redemption. No finance charges have been generated on any existing payment plan for any share of Redeemable Common Stock.
     There were 3, 14, and 0 Shares Subject to Mandatory Redemption subscribed but unissued as of July 31, 2005, 2004, and 2003, respectively. The amounts receivable on these shares reduced

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 6 — SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK (continued):
Shares Subject to Mandatory Redemption by $6, $22, and $0 at July 31, 2005, 2004, and 2003, respectively. Accounts receivable arising from Shares Subject to Mandatory Redemption sales are presented as a deduction from Shares Subject to Mandatory Redemption to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any Share Subject to Mandatory Redemption.
NOTE 7 — INCOME TAXES:
     Significant components of income tax expense are as follows:

	2005	2004	2003
Current
Federal	$1,486	$1,931	$1,855
State	186	302	127

	1,672	2,233	1,982

Deferred
Federal	(170)	(420)	(195)
State	(10)	(64)	(13)

	(180)	(484)	(208)

Total	$1,492	$1,749	$1,774

     A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 34% of income before income taxes to the actual provision for income taxes is as follows:

	2005	2004	2003
Expected tax at U.S. statutory rate	$1,370	$1,607	$1,696
State taxes, net of federal effect	95	199	83
Other, net	27	(57)	(5)

	$1,492	$1,749	$1,774

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 7 — INCOME TAXES (continued):
     Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At July 31, the deferred tax asset and liability consisted of the following:

	2005	2004
Current deferred tax asset (liability):
Uniform capitalization	$262	$311
Allowance for doubtful accounts	388	329
Inventory valuation	61	52
Deferred compensation	467	260

	$1,178	$952

Noncurrent deferred tax asset (liability):
Excess of tax over book depreciation	$(482)	$(475)
Amortization	42	48
Profit in SERVCO	(64)	(30)

	$(504)	$(457)

NOTE 8 — LONG-TERM DEBT:
     At July 31, long-term debt is summarized as follows:

	2005	2004
Note payable, maturing in 2005, secured by certain assets, 9.10% interest	$—	$836
Note payable, maturing in 2005, secured by certain assets, 8.66% interest	—	169
Note payable, maturing in 2008, secured by certain assets, 5.77% interest	2,492	3,244
Note payable, maturing in 2009, secured by certain assets, 7.42% interest	3,425	3,546
Capital lease obligation, expiring in 2006, secured by computer equipment, 4.58% interest	70	187
Capital lease obligation, expiring in 2008, secured by computer equipment, 6.19% interest	192	—

	6,179	7,982

Less — current portion	1,070	2,000

	$5,109	$5,982

     The aggregate schedule of maturities of long-term debt obligations for the five years subsequent to July 31, 2005 are as follows:

2006	$1,070
2007	1,063
2008	1,057
2009	2,989
2010	—

$6,179

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 8 — LONG-TERM DEBT (continued):
     In December 2004, the Company increased the amount of the revolving line of credit from $25,000 to $40,000. This agreement is scheduled to expire in January 2008. The short-term borrowing amounts outstanding under this credit facility were $2,721 and $10,174 at July 31, 2005 and 2004, respectively. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The weighted average interest rates of borrowings outstanding under the revolving credit agreement were 4.73%, 3.86%, and 4.12% for the years ended July 31, 2005, 2004 and 2003, respectively. The average dollar amounts of the borrowing were $15,506 and $13,853 for the years ended July 31, 2005 and 2004, respectively. The line of credit is secured by substantially all of the Company’s assets.
     Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, our debt agreements contain a number of covenants, among other things, that restrict our and our subsidiaries’ ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at July 31, 2005 and 2004.
NOTE 9 — RELATED PARTY TRANSACTIONS:
     In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

	2005	2004
Affiliate (SERVCO)	$3,621	$2,966
Board of Directors	173	276
Officer and employees	8	6

	$3,802	$3,248

     Net sales on the Consolidated Statements of Income and Retained Earnings include sales to related parties as follows:

	2005	2004	2003
Affiliate (SERVCO)	$37,771	$31,725	$24,289
Board of Directors	2,340	1,914	2,959
Officer and employees	82	79	77

	$40,193	$33,718	$27,325

     Accounts payable, related parties on the balance sheet include amounts payable on demand as of July 31 from the following:

	2005	2004
Affiliate (SERVCO)	$422	$0
Agri-Laboratories	387	840

	$809	$840

Purchases from Agri-Laboratories were $11,855, $15,616 and $14,908 for 2005, 2004 and 2003, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 10 — PROFIT-SHARING AND 401(k) RETIREMENT PLAN:
     The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company’s policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $528, $528 and $439 for 2005, 2004 and 2003, respectively.
     The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company’s policy to match a maximum allowable 100% employee contribution with a 3% contribution. The total provision to the plan was $240, $229 and $177 for 2005, 2004 and 2003, respectively.
     On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the year ended July 31, 2005 and 2004, benefits accrued and expensed were $516 and $418, respectively. The vested benefit obligation and accumulated benefit obligation were $1,973 and $2,273, respectively, at July 31, 2005 and $1,525 and $1,976, respectively, at July 31, 2004. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,106 and $659 at July 31, 2005 and 2004, respectively.
     The following set forth the change in benefit obligations, change in plan assets, funded status and amounts recognized in the balance sheet as of July 31 for the Company’s SERP:

	2005	2004
Change in Benefit Obligation:
Projected benefit obligation — July 31	$2,743	$2,094
Service cost	192	151
Interest cost	171	131
Actuarial loss	(352)	367
Benefit Payments	—	—

Projected benefit obligation — July 31	$2,754	$2,743

Fair Value of Plan Assets — July 31	$—	$—

Funded Status:
Funded status	$(2,754)	$(2,743)
Unrecognized actuarial loss	103	472
Unrecognized prior service cost	1,485	1,621

Net amount recognized	$(1,166)	$(650)

Balance Sheet Amounts:
Accrued retirement benefits	$(2,273)	$(1,976)
Intangible retirement asset	1,107	1,326

Net amount recognized	$(1,166)	$(650)

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 10 — PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):
     Net periodic benefit costs for the Company’s SERP for the year ended July 31 included the following components:

	2005	2004
Service cost	$192	$151
Interest cost	171	131
Amortization of prior losses	17	—
Amortization of unrecognized prior service costs	136	136

Net periodic cost	$516	$418

     The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 5.25% and 4.00%, respectively, at July 31, 2005 and 6.25% and 4.00%, respectively, at July 31, 2004.
NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES:
     Operating and Capital Leases — The Company has operating and capital leases covering certain property, equipment, and computer hardware and software expiring at various dates through 2010. Capitalized lease property consists of computer equipment having a net carrying cost of $366 at July 31, 2005. Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 2005 are as follows:

	Operating	Capital
2006	$362	$147
2007	262	76
2008	110	57
2009	24	—
2010	1	—

Total minimum payments	$759	280

Less — interest on capital leases		18

Present value of net minimum lease payments (incl. in Note 8)		$262

     Lease expense was $1,030, $955 and $784 for the years ended July 31, 2005, 2004 and 2003, respectively.
     Stock Redemption — The Company is required by its Bylaws to repurchase stock within 90 days of receiving written notice from the shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5,967 as of July 31, 2005.
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES (continued):
     Agreements – In February 2005, the Company entered into a written understanding to construct a 15,625 square foot building (the Building) in Hereford, Texas. It is anticipated that the Building will be completed in October 2005 (the Construction Deadline). Assuming the Building is completed by the Construction Deadline, the Company will lease space in the Building pursuant to the terms of a lease being negotiated by the parties.
     Subsequent Events — The Building was completed in October 2005. Effective October 1, 2005, the Company entered into a lease with two individuals who are residents of the State of Texas. Pursuant to the lease, the Company leases the premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The lease has an initial term of five (5) years, ending on September 30, 2010. The Company also has the option to renew the initial term of the lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company intends to use the premises for storing and warehousing veterinary products.
NOTE 12 — GOODWILL IMPAIRMENT:
     On August 1, 2002, the Company adopted SFAS No. 142. SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 for recognition apart from goodwill. Accordingly, the Company was required to reassess the useful lives and residual values of all identifiable intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments. In addition, to the extent an intangible asset is then determined to have an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142.
     Under the provisions of SFAS No. 142, the Company was required to perform transitional goodwill impairment tests as of August 1, 2002. To accomplish this, the Company identified its reporting units and determined the carrying value of its one reporting unit by assigning the assets, liabilities, existing goodwill and intangible assets to the reporting unit as of the date of adoption. The Company then had up to six months from the date of adoption to determine the fair value of its reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step was completed and indicated a 100% impairment of the goodwill associated with the assets acquired by the Wholesale Distribution segment in connection with it’s acquisition of Am-V-Co. This resulted in a charge to earnings of $151 during the first quarter of fiscal 2003. No additional impairment exists at July 31, 2005 and none has been recognized.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 12 — GOODWILL IMPAIRMENT (continued):
     The following schedule reflects net income adjusted to exclude goodwill and other intangible asset amortization and impairment charges for the years ended July 31:

	2005	2004	2003
Net income as reported	$2,536	$2,978	$3,214
Impairment charge	—	—	151

Pro forma net income	$2,536	$2,978	$3,365

Earnings per share as reported	$2,022.61	$2,487.77	$1,854.47
Impairment charge	—	—	87.21

Pro forma net earnings per share	$2,022.61	$2,487.77	$1,941.68

NOTE 13 — SEGMENT INFORMATION:
     The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. This segment distributes products primarily to licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business to business type transactions. The Logistic Services segment distributes products primarily to other animal health companies. The Direct Customer Services segment acts as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.
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
     Since the Company’s reportable segments all provide essentially the same products and services, the Company believes it would be impracticable to report the revenue from external customers for each product and service or each group of similar products and services in accordance with paragraph 37 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 13 — SEGMENT INFORMATION (continued):
     The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
For the year ended
July 31, 2005
Net sales and other revenue	$386,073	$1,930	$42,926	$(43,680)	$387,249
Cost of sales	352,980	1,877	37,432	(42,914)	$349,375
Operating, general and administrative expenses	28,420	1	4,843	—	$33,264
Operating income	4,673	52	651	(766)	$4,610
Income before taxes	$4,028	$52	$714	$(766)	$4,028

Business segment assets	$84,574	$300	$10,131	$(9,739)	$85,266

For the year ended
July 31, 2004
Net sales and other revenue	$333,290	$1,246	$31,479	$(30,594)	$335,421
Cost of sales	303,248	1,190	27,325	(30,370)	301,393
Operating, general and administrative expenses	24,692	—	4,044	—	28,736
Operating income	5,350	56	111	(225)	5,292
Income before taxes	$4,727	$56	$169	$(225)	$4,727

Business segment assets	$84,128	$248	$666	$(291)	$84,751

For the year ended
July 31, 2003
Net sales and other revenue	$297,007	$2,076	$24,223	$(24,387)	$298,919
Cost of sales	269,582	1,955	20,842	(24,371)	268,008
Operating, general and administrative expenses	22,245	1	3,488	—	25,734
Operating income	5,180	120	(108)	(15)	5,177
Income before taxes	$4,988	$120	$(105)	$(15)	$4,988

Business segment assets	$83,842	$192	$394	$(26)	$84,402

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 14 — RESTATEMENT OF FINANCIAL STATEMENTS:
     Subsequent to the issuance of the Company’s 2004 consolidated financial statements and the filing of its 2004 Annual Report on Form 10-K with the SEC, review by the SEC Division of Corporation Finance initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on these discussions, management concluded that for accounting purposes, certain common stock of the Company should be reclassified from permanent stockholders’ equity to temporary equity in the accompanying consolidated balance sheets according to accounting principles generally accepted in the United States. The shares of common stock that have been reclassified are subject to certain put options, which are outside of the control of the Company. As a result, the Company restated its consolidated balance sheets as of July 31, 2004 and consolidated statements of income and retained earnings as of July 31, 2004 and 2003. That change in balance sheet presentation did not have an impact on the Company’s cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2005, 2004 (Restated) and 2003 (Restated)
(in thousands, except per share data)
NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA:
     The following presents certain unaudited quarterly financial data and certain audited year-end financial data:

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2002	2003	2003	2003	2003 (restated)
Revenues	$75,236	$68,025	$74,624	$81,034	$298,919
Gross profit	6,723	8,107	8,887	7,194	30,911
Operating income	301	1,730	2,601	545	5,177
Net income	114	964	1,723	413	3,214
Net income per redeemable common share	$69.66	$560.45	$980.33	$227.66	$1,854.47
Redeemable common shares outstanding	1,641	1,721	1,757	1,812	1,733

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2003	2004	2004	2004	2004 (restated)
Revenues	$88,442	$73,446	$85,075	$88,458	$335,421
Gross profit	8,624	9,462	8,427	7,515	34,028
Operating income	1,310	2,815	1,065	102	5,292
Net income	778	1,662	503	35	2,978
Net income per redeemable common share	$662.00	$1,403.25	$417.94	$27.86	$2,487.77
Redeemable common shares outstanding	1,176	1,185	1,202	1,225	1,197

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2004	2005	2005	2005	2005
Revenues	$98,972	$90,718	$102,689	$94,870	$387,249
Gross profit	8,966	10,929	10,618	7,361	37,874
Operating income	939	2,465	1,847	(641)	4,610
Net income	498	1,452	1,017	(431)	2,536
Net income per share redeemable common share	$403.45	$1,169.93	$807.67	$(337.02)	$2,022.61
Weighted average redeemable common shares outstanding	1,234	1,241	1,260	1,279	1,254

(b) Exhibits

Regulation S-K
Exhibit Number	Document
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products (6)
3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (7)
4.1	Certificate of Professional Veterinary Products, Ltd. (1)
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (6)
4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (7)
10.1	Warranty Deed for real estate at 10100 J Street, Omaha, Nebraska from Professional Veterinary Products, Ltd. to Duane E. and Barbara G. Miller (1)
10.2	Warranty Deed for real estate at 10077 South 134th Street, Omaha, Nebraska from Hilltop Industrial Park to Professional Veterinary Products, Ltd. (1)
10.3	Lease of building located at 10100 J Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Duane E. and Barbara G. Miller (1)
10.4	Construction Agreement for building at 10077 South 134th Street, Omaha, Nebraska between Professional Veterinary Products, Ltd. and Mudra Construction, Ltd. (1)
10.5	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Bayer Corporation (1)*
10.6	Sales Agent Agreement between Professional Veterinary Products, Ltd. and Merial LLC (1)*
10.7	Select Distributors Marketing Agreement between Professional Veterinary Products, Ltd. and the Animal Health Group of Pfizer, Inc. (1)*
10.8	Supply and Distribution Agreement between Professional Veterinary Products, Ltd. and Schering-Plough Animal Health Corporation (1)*
10.9	Distributor Agreement between Professional Veterinary Products, Ltd. and The Upjohn Company (1)*
10.10	Distribution Agreement between Professional Veterinary Products, Ltd. and Fort Dodge Animal Health (1)
10.11	Purchase and Sale Agreement between Professional Veterinary Products, Ltd., AAHA Services Corporation and American Animal Hospital Association (2)
10.12	Lease of building located in York, Pennsylvania between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (3)
10.13	Amended and Restated Loan Agreement dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(4)
10.14	Revolving Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(4)
10.15	Term Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A.(4)
10.16	Security Agreement (PA Equipment) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A.(4)
10.17	Security Agreement (Blanket) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (4)
10.18	Security Agreement dated May 12, 2003 between ProConn, LLC and U.S. Bank, N.A.(4)
10.19	Security Agreement dated May 12, 2003 between Exact Logistics and U.S. Bank, N.A.(4)
10.20	Assignment of Lease and Rents dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (4)
10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (4)
10.22	Supplemental Executive Retirement Plan (4)
10.23	Revolving Promissory Note dated December 28, 2004 among Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, National

Regulation S-K
Exhibit Number	Document
Association (6)
10.24	Second Amendment to the Amended and Restated Loan Agreement dated December 28, 2004, among Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, National Association (6)
11	Statement re Computation of Per Share Earnings (#)
12	Computation of Ratio of Earnings to Fixed Charges (#)
21	List of Subsidiaries (5)
23	Consent of Quick & McFarlin, P.C. (#)
24.1	Power of Attorney executed by Buddy D. Ray (#)
24.2	Power of Attorney executed by Chester L. Rawson (#)
24.3	Power of Attorney executed by Amy Lynne Hinton (#)
24.4	Power of Attorney executed by Steven E. Wright (#)
24.5	Power of Attorney executed by Scott A. Shuey (#)
24.6	Power of Attorney executed by G.W. Buckaloo, Jr. (#)
24.7	Power of Attorney executed by Tom Latta (#)
24.8	Power of Attorney executed by William Swartz (#)
31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO (#)
31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by the Company’s CFO (#)
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)
99	Schedule of Allowances (#)
The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

(2)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.

(3)	Form 10-K for the fiscal year ended July 31, 2002 filed on October 29, 2002.

(4)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-72962 filed on August 29, 2003.

(5)	Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001.

(6)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005

(7)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.
The following footnotes are references to the following:

(#)	Filed herewith.

(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2005
PROFESSIONAL VETERINARY PRODUCTS, LTD.

	By:	/s/ Dr. Lionel L. Reilly Dr. Lionel L. Reilly, President and CEO
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Dr. Lionel L. Reilly Dr. Lionel L. Reilly	President & CEO (principal executive officer)	October 27, 2005

/s/ Neal B. Soderquist Neal B. Soderquist	Chief Financial Officer and Vice President (principal financial officer)	October 27, 2005

/s/ Buddy D. Ray* Dr. Buddy D. Ray	Director	October 27, 2005

/s/ G. W. Buckaloo, Jr.* Dr. G.W. Buckaloo, Jr.	Director	October 27, 2005

/s/ Tom Latta* Dr. Tom Latta	Director	October 27, 2005

/s/ Steven E. Wright* Dr. Steven E. Wright	Director	October 27, 2005

/s/ Amy Lynne Hinton* Dr. Amy Lynne Hinton	Director	October 27, 2005

/s/ Chester L. Rawson* Dr. Chester L. Rawson	Director	October 27, 2005

Signature	Capacity	Date

/s/ William Swartz* Dr. William Swartz	Director	October 27, 2005

*By:	/s/ Dr. Lionel L. Reilly Dr. Lionel L. Reilly As: Attorney-in-fact

II-4