Form 10-Q
period 2005-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2005-12-15
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005
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
     Yes    ☐    No    ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes    ☐    No    ☒
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 30, 2005).
Common Stock, $1.00 par value, 2,012

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED OCTOBER 31, 2005

ITEM 1: FINANCIAL STATEMENTS
To the Audit Committee
Professional Veterinary Products, Ltd.
Omaha, NE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of October 31, 2005, and the related statements of consolidated income for the three month periods ended October 31, 2005 and 2004 and the consolidated statements of cash flows for the three month periods ended October 31, 2005 and 2004. These financial statements are the responsibility of the company’s management.
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
     We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2005, and the related statements of income and retained earnings, and cash flows for the year then ended (not presented herein); and in our report dated October 4, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of July 31, 2005, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.
Quick & McFarlin, P.C.
Omaha, Nebraska
December 6, 2005

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
As of October 31, 2005 (unaudited) and July 31, 2005
(in thousands, except per share data)

	October 31,	July 31,
	2005	2005

ASSETS
CURRENT ASSETS
Cash	$2,395	$2,118
Accounts receivable, net of allowance for doubtful accounts $995 and $970, respectively	34,963	27,970
Accounts receivable, related party	4,292	3,802
Inventory, less allowance for obsolete inventory $152 and $152, respectively	45,801	34,670
Deferred tax asset	1,231	1,178
Other current assets	522	933

Total current assets	89,204	70,671

NET PROPERTY AND EQUIPMENT	10,598	10,483

OTHER ASSETS
Intangible assets, less accumulated amortization $15 and $14, respectively	10	11
Intangible retirement asset	999	1,107
Investment in unconsolidated affiliates	1,803	1,803
Cash value life insurance	1,370	1,190
Other assets	1	1

Total other assets	4,183	4,112

TOTAL ASSETS	$103,985	$85,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$10,987	$2,721
Current portion of long-term debt and capital lease obligation	1,055	1,070
Accounts payable	60,307	51,544
Accounts payable, related parties	1,992	809
Other current liabilities	4,908	4,704

Total current liabilities	79,249	60,848

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	4,852	5,109
Accrued retirement benefits, less current portion	999	1,107
Deferred tax liability	531	504
Shares subject to mandatory redemption, $1 par value; issued and outstanding 728 shares and 731 shares, respectively	2,165	2,170

Total long-term liabilities	8,547	8,890

TOTAL LIABILITIES	87,796	69,738

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 11

REDEEMABLE COMMON STOCK — SEE NOTE 6	3,802	3,797

STOCKHOLDERS’ EQUITY
Retained earnings	12,387	11,731

Total stockholders’ equity	12,387	11,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$103,985	$85,266

See notes to the condensed, consolidated financial statements

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
Three Month Periods Ended October 31, 2005 and 2004
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	October 31,	October 31,
	2005	2004

NET SALES AND OTHER REVENUE	$98,611	$98,972

COST OF SALES	88,843	90,006

Gross Profit	9,768	8,966

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	8,439	8,027

Operating income	1,329	939

OTHER INCOME (EXPENSE)
Interest income	112	140
Interest expense	(337)	(278)

Other expense, net	(225)	(138)

Income before taxes	1,104	801

Income tax expense	449	303

NET INCOME	$655	$498

EARNINGS PER REDEEMABLE COMMON SHARE	$509.21	$403.45

Weighted average redeemable common shares outstanding	1,287	1,234

SUPPLEMENTAL INFORMATION
Net sales and other revenue, related parties	$11,379	$9,706

Purchases, related parties	$2,833	$3,248

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Three Month Periods Ended October 31, 2005 and 2004
(unaudited)
(in thousands, except per share data)

	October 31,	October 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$655	$498

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	343	291
Retirement benefits	108	129
Cash value of life insurance	(180)	(217)
Deferred income tax	(26)	(132)
Allowance for doubtful accounts	25	174
Allowance for obsolete inventory	—	23
(Increase) decrease in:
Receivables	(7,507)	(13,881)
Inventory	(11,131)	(7,623)
Other current assets	411	392
Other assets	—	8
Increase (decrease) in:
Accounts payable	9,946	25,179
Other current liabilities	96	865

Total adjustments	(7,915)	5,208

Net cash provided (consumed) by operating activities	(7,260)	5,706

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(457)	(368)

Net cash consumed by investing activities	(457)	(368)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayment)	8,266	(5,301)
Payments on long-term debt and capital lease obligation	(272)	(352)
Net proceeds (payments) from issuance of shares subject to mandatory redemption	(5)	5
Net proceeds from issuance of redeemable common stock	5	14

Net cash provided (consumed) by financing activities	7,994	(5,634)

Net increase (decrease) in cash	277	(296)
Cash at beginning of period	2,118	2,545

Cash at end of period	$2,395	$2,249

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$309	$302

Income taxes paid	$26	$89

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
October 31, 2005 (unaudited)
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
     These condensed, consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 2 to the Consolidated Financial Statements included on Form 10-K referred to above.
     The results of operations and cash flows for the three months ended October 31, 2005 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2006 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS
     In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. No. FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. No. FAS 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. In addition, No. FAS 13-1 requires that rental costs shall be included in income from continuing operations. No. FAS 13-1 is effective and shall be applied to the first reporting period beginning after December 15, 2005. The adoption of this FASB Staff Position is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
October 31, 2005 (unaudited)
(in thousands, except per share data)
NOTE 3 – PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consists of the following:

	October 31,	July 31,
	2005	2005
Land	$1,762	$1,762
Buildings	5,045	5,045
Leasehold improvements	557	550
Equipment	8,208	7,911

	15,572	15,268
Less — Accumulated depreciation	5,250	4,908

	10,322	10,360
Construction in progress	276	123

Net property, plant and equipment	$10,598	$10,483

NOTE 4 – LINE OF CREDIT:
     In December 2004, the Company increased the amount of the revolving line of credit from $25,000 to $40,000. This agreement is scheduled to expire in January 2008. The short-term borrowing amounts outstanding under this credit facility were $10,987 and $2,721 at October 31, 2005 and July 31, 2005, respectively. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The line of credit is secured by substantially all of the Company’s assets.
     Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, the Company’s debt agreements contain a number of covenants, among other things, that restrict the Company’s and the Company’s subsidiaries’ ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at October 31, 2005 and July 31, 2005.
NOTE 5 – EARNINGS PER SHARE:
     SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of redeemable common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock that would cause further dilution. The weighted-average number of redeemable common shares outstanding was 1,287 and 1,234 at October 31, 2005 and 2004, respectively.
NOTE 6 – SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,012 at October 31, 2005 and 2,019 at July 31, 2005. Holders of

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
October 31, 2005 (unaudited)
(in thousands, except per share data)
NOTE 6 – SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK (continued):
common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. In the event of the death of a shareholder, the Company shall purchase such share within one year of the date of death of the shareholder from the legal representative or from the estate of the deceased shareholders at the price the deceased shareholder paid for such share of stock. In accordance with SFAS No. 150, shares held by single member limited liability companies and sole proprietorships that are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share were reclassified as long-term liabilities as Shares Subject to Mandatory Redemption. All other shares are designated as Redeemable Common Stock.
     There were 0 and 10 redeemable common shares subscribed but unissued as of October 31, 2005 and July 31, 2005, respectively. The amounts receivable on these shares reduced Redeemable Common Stock by $0 and $16 at October 31, 2005 and July 31, 2005, respectively. Accounts receivable arising from Redeemable Common Stock sales is presented as a deduction from Redeemable Common Stock to the extent such receivables were not paid in cash prior to the date of the report. Accounts receivable arising from Redeemable Common Stock sales excludes Shares Subject to Mandatory Redemption. No finance charges have been generated on any existing payment plan for any share of Redeemable Common Stock.
     There were 2 and 3 Shares Subject to Mandatory Redemption subscribed but unissued as of October 31, 2005 and July 31, 2005, respectively. The amounts receivable on these shares reduced Shares Subject to Mandatory Redemption by $3 and $6 at October 31, 2005 and July 31, 2005, respectively. Accounts receivable arising from Shares Subject to Mandatory Redemption sales are presented as a deduction from Shares Subject to Mandatory Redemption to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any Share Subject to Mandatory Redemption.
NOTE 7 – POST RETIREMENT BENEFITS:
     The Company has a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the three months ended October 31, 2005 and 2004, benefits accrued and expensed were $108 and $129, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,286 and $1,106 at October 31, 2005 and July 31, 2005, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
October 31, 2005 (unaudited)
(in thousands, except per share data)
NOTE 7 – POST RETIREMENT BENEFITS (continued):
     Net Periodic benefit costs for the Company’s SERP for the three months ended October 31, 2005 and October 31, 2004 include the following components:

	October 31,
	2005	2004
Service cost	$38	$48
Interest cost	36	43
Amortization of prior losses	—	4
Amortization of unrecognized prior service cost	34	34

Net periodic benefit cost	$108	$129

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:
     Stock Redemption – The Company is required by its Articles of Incorporation to repurchase stock within ninety days of receiving written notice from the shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5,967 as of October 31, 2005.
     Major Customer, Major Suppliers and Credit Concentrations – Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 10.1% and 11.1% at October 31, 2005 and July 31, 2005, respectively. One vendor comprised a significant individual payable consisting of 34.9% and 38.3% of the Company’s payables at October 31, 2005 and July 31, 2005, respectively. The Company purchased inventory from one vendor consisting of 34% and 30.5% of all purchases at October 31, 2005 and October 31, 2004, respectively.
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
     Agreements – Effective October 1, 2005, the Company entered into a lease with two individuals who are residents of the State of Texas. Pursuant to the lease, the Company leases the premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The lease has an initial term of five (5) years, ending on September 30, 2010. The Company also has the option to renew the initial term of the lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company intends to use the premises for storing and warehousing animal health products.
     Subsequent Events – On November 7, 2005, the Company executed a Lease Agreement with Independent Veterinary Group LLC, a Kentucky limited liability company (“IVG”). Pursuant to the Lease Agreement, the Company will lease certain premises located in Lexington, Kentucky. The Lease Agreement has an initial term of seventeen months, commencing November 1, 2005 and ending March 31, 2007. The first installment of rent was due and payable upon execution of the Lease Agreement. The Company intends to use the premises for storing and warehousing animal health products.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
October 31, 2005 (unaudited)
(in thousands, except per share data)
NOTE 9 – SEGMENT INFORMATION:
     The Company has three reportable segments: Wholesale Distribution, Logistics Services and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. This segment distributes products primarily to licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business to business type transactions. The Logistics Services segment distributes products primarily to other animal health companies. The Direct Customer Services segment acts as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended July 31, 2005, filed with the SEC. The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
     Since the Company’s reportable segments all provide essentially the same products and services, the Company believes it would be impracticable to report the revenue from external customers for each product and service or each group of similar products and services in accordance with paragraph 37 of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.”
     The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended October 31, 2005
Net sales and other revenue	$99,169	$135	$13,394	$(14,087)	$98,611
Cost of sales	90,979	124	11,697	(13,957)	88,843
Operating, general and administrative expenses	6,858	—	1,581	—	8,439
Operating income	1,332	11	116	(130)	1,329
Income before taxes	1,104	11	119	(130)	1,104
Business segment assets	103,091	311	14,552	(13,969)	103,985

Three months ended October 31, 2004
Net sales and other revenue	$99,736	$1,047	$11,696	$(13,507)	$98,972
Cost of sales	92,103	1,011	10,303	(13,411)	90,006
Operating, general and administrative expenses	6,682	—	1,345	—	8,027
Operating income	951	36	48	(96)	939
Income before taxes	801	36	60	(96)	801
Business segment assets	104,863	284	909	(400)	105,656

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
October 31, 2005 (unaudited)
(in thousands, except per share data)
NOTE 10 – RECLASSIFICATIONS:
     Certain reclassifications have been made to the prior year condensed, consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations or shareholders’ equity.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and accompanying notes that are included in this quarterly report.
Forward-Looking Statements
     This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
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
     These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: decreased demand for our products or services or loss of one or more of our major customers; surplus inventories; loss of one or more of our major vendors; recessionary economic cycles; strikes, work slow downs, or work stoppages at our vendors’ facilities poor weather conditions, decreases in manufacturer or vendor rebates, increases in interest rates; and increases in the prices paid for goods. Readers should review and consider these factors along with the various disclosures we make in public filings with the Securities and Exchange Commission.
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

     We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derive approximately 12% of our sales and other revenue from our direct customer services segment.
     During the quarter ended October 31, 2005, the Company’s gross profit increased $802 thousand or 8.9% compared to the prior period. The gross profit increase was primarily due to the increase in sales performance incentives earned by the Company and slight increases in product prices. For the quarter, net income increased by $157 thousand or 31.6% to $655 thousand compared to $498 thousand in the prior period. Due to increases in sales performance incentives and an increase in sales margin earned by the Company, the estimated shareholder performance rebate accrued for the three months ended October 31, 2005 was $1,396 thousand versus $680 thousand for the prior comparative period.
     Looking forward, we believe that costs of goods from manufacturers and labor expenses will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.
Restatement of Previously Reported Financial Statements
     Subsequent to the issuance of the Company’s consolidated financial statements for the year ended July 31, 2004, a review by the SEC initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on those discussions, management concluded that for accounting purposes, the Company’s common stock that was then classified as permanent equity be reclassified as temporary equity on its balance sheet in accordance with generally accepted accounting principles. For additional information on the restatement, see Note 14 to the Company’s Consolidated Financial Statements for the year ended July 31, 2005.
Note on Common Stock
     All references to “common stock” herein include both Shares Subject to Mandatory Redemption and Redeemable Common Stock as described in the Company’s financial statements unless otherwise noted.
Current Assets
     During the three month period ending October 31, 2005, the Company’s current assets increased $18.5 million primarily due to increased accounts receivable and inventory. These increases are necessary to support the sales volume in food animal related products during the fall season.
Current Liabilities
     During the three month period ending October 31, 2005, the Company’s current liabilities also increased $18.4 million primarily due to an increase in notes payable and accounts payable which is the result of increased product purchases from vendors.
Results of Operations
     The following discussion is based on the historical results of operations for the three month periods ended October 31, 2005 and 2004.

Summary Consolidated Results of Operations Table For Three Months Ended October 31, 2005

	Three Months Ended
	October 31,
	(in thousands)

	2005	2004
Net sales and other revenue	$98,611	$98,972
Cost of sales	88,843	90,006

Gross profit	9,768	8,966
Operating, general and administrative expenses	8,439	8,027

Operating income	1,329	939

Interest expense, net	(225)	(138)

Income before taxes	1,104	801
Income tax expense	449	303

Net income	$655	$498

Three months ended October 31, 2005 as compared to three months ended October 31, 2004
     Net sales and other revenue for the three month period ending October 31, 2005 decreased $.4 million to $98.6 million compared to $99.0 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to an increase in the shareholder rebate of $.7 million. The Company’s shareholder rebate increased due to an increase in sales performance incentives earned by the Company and slight increases in product prices. Partially offsetting this decrease was an increase in sales to customers in the animal health industry of $.3 million.
     Gross profit for the three month period ending October 31, 2005 increased $.8 million to $9.8 million compared to $9.0 million for the same period the previous year. This increase is primarily attributable to increased sales margin on the purchases of animal health products and sales performance incentives earned from the manufacturers of animal health products. Gross profit as a percentage of net sales and other revenue was 9.9% compared to 9.1% for the same period the previous year.
     Operating, general and administrative expenses for the three month period ending October 31, 2005 increased $.4 million to $8.4 million compared to $8.0 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.2 million, an increase in credit card fees paid to the bank of $.1 million, and an increase in computer support expense to support e-commerce of $.1 million. These expenses as a percentage of net sales and other revenue were 8.6% compared to 8.1% for the same period the previous year.
     Operating income for the three month period ending October 31, 2005 increased $.4 million to $1.3 million compared to $.9 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $.8 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $.4 million.
     The Company’s other income and interest (expense) was $(225) thousand for the three month period ending October 31, 2005, compared to $(138) thousand for the same period the previous year. Interest expense increased to $337 thousand for the three month period ending October 31, 2005, from $278 thousand for the same period in the previous year while interest income decreased to $112 thousand compared to $140 thousand in the prior period. The increase in the Company’s other income and interest (expense) resulted primarily from a decrease in interest income and additional interest expense of $59 thousand due principally on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $28 thousand.

     Net income increased by $.2 million to $.7 million compared to $.5 million for the same period the previous year.
Operating Segments — three months ended October 31, 2005 as compared to three months ended October 31, 2004
     The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians.
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
     The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 9 of the Company’s Condensed, Consolidated Financial Statements at October 31, 2005.
Wholesale Distribution
     Net sales and other revenue for the three-month period ending October 31, 2005 decreased by .57% or $.6 million. Net sales and other revenue for the three month period ending October 31, 2005 totaled $99.1 million compared to $99.7 million for the same three month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily to an increase in the shareholder rebate of $.7 million and a decrease in sales to customers in the animal health industry of $.5 million. Partially offsetting this decrease was an increase in sales to consolidated affiliates of $.6 million.
     Gross profit increased by $.6 million to $8.2 million compared to $7.6 million for the same three month period in the prior fiscal year. This increase is primarily attributable to increased sales margin on the purchases of animal health products and sales performance incentives earned from the manufacturers of animal health products by this segment. Gross profit as a percentage of total revenue was 8.3% for the three month period ending October 31, 2005 compared to 7.7% for the same three month period in the previous year.
     Operating, general and administrative expenses increased by $.2 million to $6.9 million for three-month period ending October 31, 2005 compared to $6.7 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.1 million and an increase in computer support expense to support e-commerce of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending October 31, 2005 was 6.9% compared to 6.7% for the three month period ended October 31, 2004.
     Operating income increased by $.4 million to $1.3 million for the three-month period ending October 31, 2005 compared to $.9 million for the previous year. This increase is primarily attributable to the increase in gross profit of $.6 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $.2 million.

Logistics Services
     Net sales and other revenue for the three-month period ending October 31, 2005 decreased by $.9 million. Net sales and other revenue for the three-month period ending October 31, 2005 totaled $.1 million compared to $1.0 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers.
     Gross profit decreased by $25 thousand to $11 thousand during the three-month period ending October 31, 2005 compared to $36 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 8.1% for the three-month period ending October 31, 2005 compared to 3.4% for the three month period ended October 31, 2004.
     Operating, general and administrative expenses did not change for the three-month period ending October 31, 2005 compared to the previous year. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending October 31, 2005 were less than .1% and were also less than .1% during the same three month period ending October 31, 2004.
     Operating income decreased by $25 thousand to $11 thousand for the three-month period ending October 31, 2005 compared to $36 thousand for the same period the previous year. This decrease is primarily attributable to decrease in gross profit.
Direct Customer Services
     Net sales and other revenue for the three-month period ending October 31, 2005 increased by 14.5% or $1.7 million. Net sales and other revenue for the three-month period ending October 31, 2005 totaled $13.4 million compared to $11.7 million for the same period the previous year. The increase in net sales and other revenue of $1.7 million resulted primarily to an increase in sales of animal health products to the producer or consumer.
     Gross profit increased by $.3 million to $1.7 million in the three-month period ending October 31, 2005 compared to $1.4 million for the same period the previous fiscal year. This increase was primarily due to the increase in revenue. Gross profit as a percentage of total revenue was 12.7% for the three-month period ending October 31, 2005 compared to 11.9% for the three month period ended October 31, 2004.
     Operating, general and administrative expenses increased by $.2 million to $1.5 million for three month period ending October 31, 2005 compared to $1.3 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.1 million and an increase in other operating, general and administrative expenses of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending October 31, 2005 were 11.8% and compared to 11.5% during the same three month period ending October 31, 2004.
     Operating income increased by $68 thousand to $116 thousand for the three month period ending October 31, 2005 compared to an operating income of $48 thousand for the same period in the previous year. This increase is primarily attributable to an increase in gross profit of $.3 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $.2 million.

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
     In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and US. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note, which matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904.14 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of October 31, 2005, the Company had $2,297,094 outstanding on the Term Promissory Note.
     On December 28, 2004, the Company, ProConn, Exact Logistics and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit from $25,000,000 to $40,000,000 and the Company agreed to amend its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note for $40,000,000 among U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note, which matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio. As of October 31, 2005, the variable interest rate at which the Revolving Promissory Note accrued interest was 6.24% and the Company had approximately $11.0 million outstanding thereunder.
     Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by U.S. Bank on the Company’s Omaha facility as well as a security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles. The Amended and Restated Loan Agreement imposes a number of conditions which must be met by the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank’s disbursement of loan funds under the Revolving Promissory Note, including, without limitation, meeting certain financial covenants and providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.
     In April 2005, the Company signed a lease agreement with U.S. Bancorp Equipment Finance for voice picking equipment to be used in Omaha, Nebraska and York, Pennsylvania facilities. The initial amount of the lease is in the amount of $207,996, with interest 6.19% and monthly payments of $6,346 through April 2008.
     Effective October 1, 2005, the Company entered into a Lease with two individuals who are both residents of the State of Texas. Pursuant to the Lease, the Company leases the premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The Lease has an initial term of five (5) years, ending on September 30, 2010. The Company also has the option to renew the initial term of the Lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company intends to use the premises for storing and warehousing veterinary products. The initial amount of the lease is in the amount of $4,557.30 per month.
     On November 7, 2005, the Company executed a Lease Agreement with Independent Veterinary Group LLC, a Kentucky limited liability company (“IVG”). Pursuant to the Lease Agreement, the Company will lease certain premises located in Lexington, Kentucky. The Lease Agreement has an initial term of seventeen months, commencing November 1, 2005, and ending March 31, 2007. The first installment of rent was due and payable upon execution of the Lease Agreement. The Company intends to use the premises for storing and warehousing veterinary products. The initial amount of the lease is in the amount of $3,614.00 per month.
     In addition, the Company’s Bylaws require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of their stock or within one year following the date of death. The redemption amount is the original purchase price of the stock paid by the shareholder subject to adequate resources being available. The Company’s Articles of Incorporation prohibit shareholders from selling, assigning or otherwise transferring their common stock to any person or entity, other than to the Company. The Company was contingently liable for $6.0 million as of October 31, 2005.

     Operating Activities. Net cash provided by operating activities of $5.7 million for three months ending October 31, 2004 was primarily attributable to an increase of $13.7 million in accounts receivable and an increase of $7.6 million in inventories, which was partially offset by an increase of $25.2 million in accounts payable. Net cash consumed in operating activities of $7.3 million for three months ending October 31, 2005 was primarily attributable to an increase of $7.5 million in accounts receivable and an increase of $11.1 million in inventories, which was partially offset by an increase in accounts payable of $10.0 million.
     Investing Activities. Net cash consumed by investing activities of $368 thousand for the three months ending October 31, 2004 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. Net cash consumed by investing activities of $457 thousand for the three months ending October 31, 2005 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.
     Financing Activities. Net cash consumed by financing activities of $5.6 million for period ending October 31, 2004 was primarily attributable to net loan payments of $5.3 million. The majority of the loan payments were on the Company’s revolving line of credit. Net cash provided by financing activities of $8.0 million for period ending October 31, 2005 was primarily attributable to net loan proceeds of $8.3 million. The majority of the loan proceeds were on the Company’s revolving line of credit.
Off-Balance Sheet Arrangements
     At October 31, 2005, the Company did not have any off-balance sheet arrangements.
Critical Accounting Policies
     The SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
     The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 filed with the SEC. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company’s critical accounting policies impacted by judgments, assumptions and estimates.
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

Revenue Recognition
     The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The revenue from the “buy/sell” and consignment transactions are recorded at gross. Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is persuasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.
Inventories
     Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.
Major Customer, Major Suppliers and Credit Concentrations
     Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 10.1% and 11.1% at October 31, 2005 and July 31, 2005, respectively. One vendor comprised a significant individual payable consisting of 34.9% and 38.3% of the Company’s payables at October 31, 2005 and July 31, 2005, respectively. The Company purchased inventory from one vendor consisting of 34% and 30.5% of all purchases at October 31, 2005 and October 31, 2004, respectively.
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

Recent Accounting Changes
     In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period. No. FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. No. FAS 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. In addition, No. FAS 13-1 requires that rental costs shall be included in income from continuing operations. No. FAS 13-1 is effective and shall be applied to the first reporting period beginning after December 15, 2005. The adoption of this FASB Staff Position is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.
     The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .62 percentage points (a 10% change from the interest rate as of October 31, 2005), assuming no change in the Company’s outstanding balance under the line of credit (approximately $11.0 million as of October 31, 2005), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $69 thousand.
     Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum and matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of October 31, 2005, the Company had $2,297,094 outstanding on the Term Promissory Note.
     Under our Second Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $40,000,000 and evidenced by a Revolving Promissory Note dated December 28, 2004, among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. Advances made under the Revolving Promissory Note accrue interest, and at October 31, 2005, the variable interest rate at which the Revolving Promissory Note accrued interest was 6.24% and the Company had approximately $11.0 million outstanding thereunder.
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

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at October 31, 2005.
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
Changes in Internal Controls
     During the quarter ended October 31, 2005, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.
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
ITEM 1A: RISK FACTORS
     None.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          (a) The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to October 31.
          (b) Not applicable.
          (c) During the quarter ended October 31, 2005, the Company repurchased 13 shares of its common stock as set forth in the following table:
Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	Per Share	Programs(2)	Programs(3)
August 1 - August 31, 2005	6	$3,000	—	2,015
September 1 - September 30, 2005	2	$3,000	—	2,014
October 1 - October 31, 2005	5	$3,000	—	2,012
Total:	13	$3,000	—	2,012
          (1) The Company’s Bylaws require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of his, her, or its stock, and under the Articles of Incorporation, the Company may repurchase the share of common stock of any shareholder who is no longer a veterinarian or veterinary clinic or owes money to the Company and fails to make required payments. The redemption amount is the original purchase price of the stock paid by the shareholder. Currently, the price of each share is fixed at $3,000 as provided in the Articles of Incorporation. There is no expiration date.
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
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5: OTHER INFORMATION
     None.
ITEM 6: EXHIBITS

Exhibit No.	Description

3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products Ltd. (1)

3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.1	Certificate of Professional Veterinary Products, Ltd. (3)

4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

10.25	Lease dated October 1, 2005 among Professional Veterinary Products, Ltd. and Steve Lewis and Mike Mimms (4)

10.26	Lease Agreement dated November 8, 2005 between Professional Veterinary Products, Ltd. and Independent Veterinary Group, LLC (4)

23	Consent of Quick & McFarlin, P.C. for the quarter ended October 31, 2005 #

31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer #

31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Neal Soderquist, the Company’s Chief Financial Officer #

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer, and Neal Soderquist, the Company’s Chief Financial Officer #

#	Filed herewith.
The following footnote indicates a document previously filed as an exhibit to and incorporated by reference from the following:
(1) Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.
(2) Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.
(3) Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.
(4) Post-Effective Amendment No. 2 to the Form S-1 Registration Statement No. 333-120426 filed on December 13, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2005	PROFESSIONAL VETERINARY PRODUCTS, LTD.

/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly,
President and Chief Executive Officer

/s/ Neal B. Soderquist
Neal B. Soderquist, Chief Financial Officer and
Vice President