Form 10-Q
period 2006-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2006-03-16
CIK 947425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 31, 2006
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
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (February 28, 2006).
Common Stock, $1.00 par value, 2,013

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED JANUARY 31, 2006

ITEM 1: FINANCIAL STATEMENTS
To the Audit Committee
Professional Veterinary Products, Ltd.
Omaha, NE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of January 31, 2006, and the related statements of consolidated income for the three month and six month periods ended January 31, 2006 and 2005 and the consolidated statements of cash flows for the six month periods ended January 31, 2006 and 2005. These financial statements are the responsibility of the company’s management.
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
March 8, 2006

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
As of January 31, 2006 (unaudited) and July 31, 2005
(in thousands, except share data)

	January 31,	July 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$3,158	$2,118
Accounts receivable, net of allowance for doubtful accounts $1,032 and $970, respectively	39,543	27,970
Accounts receivable, related party	5,006	3,802
Inventory, less allowance for obsolete inventory $91 and $152, respectively	47,624	34,670
Deferred tax asset	1,265	1,178
Other current assets	683	933

Total current assets	97,279	70,671

NET PROPERTY AND EQUIPMENT	10,699	10,483

OTHER ASSETS
Intangible assets, less accumulated amortization $15 and $14, respectively	10	11
Intangible retirement asset	890	1,107
Investment in unconsolidated affiliates	1,803	1,803
Cash value life insurance	1,383	1,190
Other assets	2	1

Total other assets	4,088	4,112

TOTAL ASSETS	$112,066	$85,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$23,063	$2,721
Current portion of long-term debt and capital lease obligation	1,040	1,070
Accounts payable	55,089	51,544
Accounts payable, related parties	1,579	809
Other current liabilities	5,599	4,704

Total current liabilities	86,370	60,848

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	4,591	5,109
Accrued retirement benefits, less current portion	890	1,107
Deferred tax liability	474	504
Shares subject to mandatory redemption, $1 par value; issued and outstanding 728 shares and 731 shares, respectively	2,168	2,170

Total long-term liabilities	8,123	8,890

TOTAL LIABILITIES	94,493	69,738

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 8

REDEEMABLE COMMON STOCK — SEE NOTE 6	3,796	3,797

STOCKHOLDERS’ EQUITY
Retained earnings	13,777	11,731

Total stockholders’ equity	13,777	11,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$112,066	$85,266

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
Three and Six Month Periods Ended January 31, 2006 and 2005
(unaudited)
(in thousands, except share data)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2006	2005	2006	2005

NET SALES AND OTHER REVENUE	$103,808	$90,718	$202,419	$189,690

COST OF SALES	91,830	79,789	180,673	169,795

Gross Profit	11,978	10,929	21,746	19,895

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	9,493	8,464	17,932	16,491

Operating income	2,485	2,465	3,814	3,404

OTHER INCOME (EXPENSE)

Interest income	120	129	232	269
Interest expense	(482)	(281)	(819)	(559)

Other expense, net	(362)	(152)	(587)	(290)

Income before taxes	2,123	2,313	3,227	3,114

Income tax expense	732	861	1,181	1,164

NET INCOME	$1,391	$1,452	$2,046	$1,950

EARNINGS PER REDEEMABLE COMMON SHARE	$1,084.48	$1,169.93	$1,591.95	$1,574.91

Weighted average redeemable common shares outstanding	1,282	1,241	1,285	1,238

SUPPLEMENTAL INFORMATION

Net sales and other revenue, related parties	$9,764	$9,392	$21,143	$19,098

Purchases, related parties	$3,627	$4,582	$6,460	$7,830
See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Six Month Periods Ended January 31, 2006 and 2005
(unaudited)
(in thousands, except share data)

	January 31,	January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,046	$1,950

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	701	598
Retirement benefits	217	258
Cash value of life insurance	(193)	(225)
Deferred income tax	(116)	(242)
Allowance for doubtful accounts	62	320
Allowance for obsolete inventory	(61)	23
(Increase) decrease in:
Receivables	(12,839)	(11,000)
Inventory	(12,893)	(11,131)
Other current assets	250	440
Other assets	(1)	19
Increase (decrease) in:
Accounts payable	4,315	17,251
Other current liabilities	678	414

Total adjustments	(19,880)	(3,275)

Net cash consumed by operating activities	(17,834)	(1,325)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(916)	(700)

Net cash consumed by investing activities	(916)	(700)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	20,342	1,877
Payments on long-term debt and capital lease obligation	(549)	(710)
Net proceeds (payments) from issuance of shares subject to mandatory redemption	(2)	15
Net proceeds (payments) from issuance of redeemable common stock	(1)	38

Net cash provided by financing activities	19,790	1,220

Net increase (decrease) in cash	1,040	(805)
Cash at beginning of period	2,118	2,545

Cash at end of period	$3,158	$1,740

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$729	$550

Income taxes paid	$572	$642

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
January 31, 2006 (unaudited)
(in thousands, except share data)
NOTE 1 — BASIS OF PRESENTATION:
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
     The results of operations and cash flows for the six months ended January 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2006 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS:
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
     In February 2006, FASB issued FASB Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets and improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, when a previously recognized financial instrument is subject to a remeasurement event, or on an instrument-by-instrument basis. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
January 31, 2006 (unaudited)
(in thousands, except share data)
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS (continued):
The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.
NOTE 3 — PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consists of the following:

	January 31,	July 31,
	2006	2005
Land	$1,762	$1,762
Buildings	5,045	5,045
Leasehold improvements	566	550
Equipment	8,479	7,911

	15,852	15,268
Less — Accumulated depreciation	5,608	4,908

	10,244	10,360
Construction in progress	455	123

Net property, plant and equipment	$10,699	$10,483

NOTE 4 — LINE OF CREDIT:
     In December 2004, the Company increased the amount of the revolving line of credit from $25,000 to $40,000. This agreement is scheduled to expire in January 2008. The short-term borrowing amounts outstanding under this credit facility were $23,063 and $2,721 at January 31, 2006 and July 31, 2005, respectively. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The line of credit is secured by substantially all of the Company’s assets.
     Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, the Company’s debt agreements contain a number of covenants, among other things, that restrict the Company’s ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at January 31, 2006 and July 31, 2005.
NOTE 5 — EARNINGS PER SHARE:
     SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of redeemable common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock that would cause further dilution. There are no securities that are convertible to common stock that would cause further dilution. The weighted-average number of redeemable common shares outstanding was 1,285 and 1,238 at January 31, 2006 and 2005, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
January 31, 2006 (unaudited)
(in thousands, except share data)
NOTE 6 — SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,011 at January 31, 2006 and 2,019 at July 31, 2005. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. In accordance with SFAS No. 150, shares held by single member limited liability companies and sole proprietorships that are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share were reclassified as long-term liabilities as Shares Subject to Mandatory Redemption. All other shares are designated as Redeemable Common Stock.
     There were 2 and 10 redeemable common shares subscribed but unissued as of January 31, 2006 and July 31, 2005, respectively. The amounts receivable on these shares reduced Redeemable Common Stock by $4 and $16 at January 31, 2006 and July 31, 2005, respectively. Accounts receivable arising from Redeemable Common Stock sales is presented as a deduction from Redeemable Common Stock to the extent such receivables were not paid in cash prior to the date of the report. Accounts receivable arising from Redeemable Common Stock sales excludes Shares Subject to Mandatory Redemption. No finance charges have been generated on any existing payment plan for any share of Redeemable Common Stock.
     There were 0 and 3 Shares Subject to Mandatory Redemption subscribed but unissued as of January 31, 2006 and July 31, 2005, respectively. The amounts receivable on these shares reduced Shares Subject to Mandatory Redemption by $0 and $6 at January 31, 2006 and July 31, 2005, respectively. Accounts receivable arising from Shares Subject to Mandatory Redemption sales are presented as a deduction from Shares Subject to Mandatory Redemption to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any Share Subject to Mandatory Redemption.
NOTE 7 — POST RETIREMENT BENEFITS:
     The Company has a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the six months ended January 31, 2006 and 2005, benefits accrued and expensed were $217 and $258, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,292 and $1,106 at January 31, 2006 and July 31, 2005, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
January 31, 2006 (unaudited)
(in thousands, except share data)
NOTE 7 — POST RETIREMENT BENEFITS (continued):
     Net Periodic benefit costs for the Company’s SERP for the six months ended January 31, 2006 and January 31, 2005 include the following components:

	January 31,
	2006	2005
Service cost	$77	$96
Interest cost	72	86
Amortization of prior losses	—	8
Amortization of unrecognized prior service cost	68	68

Net periodic benefit cost	$217	$258

NOTE 8 — COMMITMENTS AND CONTINGENT LIABILITIES:
     Stock Redemption - The Company is required by its Articles of Incorporation to repurchase stock within ninety days of receiving written notice from the shareholder requesting redemption of their stock. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5,964 and $5,967 as of January 31, 2006 and July 31, 2005, respectively.
     Major Customer, Major Suppliers and Credit Concentrations — Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 10.5% and 11.1% at January 31, 2006 and July 31, 2005, respectively. One vendor comprised a significant individual payable consisting of 53.9% and 38.3% of the Company’s payables at January 31, 2006 and July 31, 2005, respectively. The Company purchased inventory from one vendor consisting of 39.1% and 31% of all purchases at January 31, 2006 and January 31, 2005, respectively.
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
     Agreements — Effective October 1, 2005, the Company entered into a lease with two individuals who are residents of the State of Texas. Pursuant to the lease, the Company leases the premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The lease has an initial term of five (5) years, ending on September 30, 2010. The Company also has the option to renew the initial term of the lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company intends to use the premises for storing and warehousing animal health products.
     On November 7, 2005, the Company executed a lease with a Kentucky limited liability company. Pursuant to the lease, the Company will lease certain premises located in Lexington Kentucky. The lease has an initial term of seventeen months, commencing November 1, 2005, and ending March 31, 2007. The first installment of rent was due and payable upon execution of the lease. The Company intends to use the premises for storing and warehousing veterinary products.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
January 31, 2006 (unaudited)
(in thousands, except share data)
NOTE 9 — SEGMENT INFORMATION:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
January 31, 2006 (unaudited)
(in thousands, except share data)
NOTE 9 — SEGMENT INFORMATION (continued):
The following table summarizes the Company’s operations by business segment:

	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended January 31, 2006
Net sales and other revenue	$103,032	$106	$17,317	$(16,647)	$103,808
Cost of sales	92,791	98	15,202	(16,261)	91,830
Operating, general and administrative expenses	7,761	—	1,732	—	9,493
Operating income	2,480	8	383	(386)	2,485
Income before taxes	2,122	8	379	(386)	2,123

Three months ended January 31, 2005
Net sales and other revenue	$89,915	$590	$11,345	$(11,132)	$90,718
Cost of sales	80,166	597	9,632	(10,606)	79,789
Operating, general and administrative expenses	7,268	—	1,196	—	8,464
Operating income	2,481	(7)	517	(526)	2,465
Income before taxes	2,313	(7)	533	(526)	2,313

Six months ended January 31, 2006
Net sales and other revenue	$202,201	$241	$30,712	$(30,735)	$202,419
Cost of sales	183,770	222	26,899	(30,218)	180,673
Operating, general and administrative expenses	14,619	—	3,313	—	17,932
Operating income	3,813	19	499	(517)	3,814
Income before taxes	3,227	19	498	(517)	3,227

Six months ended January 31, 2005
Net sales and other revenue	$189,651	$1,637	$23,041	$(24,639)	$189,690
Cost of sales	172,269	1,608	19,935	(24,017)	169,795
Operating, general and administrative expenses	13,950	—	2,541	—	16,491
Operating income	3,432	29	565	(622)	3,404
Income before taxes	3,114	29	593	(622)	3,114

Business segment assets
January 31, 2006	$111,118	$319	$14,346	$(13,717)	$112,066
July 31, 2005	$84,574	$300	$10,131	$(9,739)	$85,266

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
January 31, 2006 (unaudited)
(in thousands, except share data)
NOTE 10 — RECLASSIFICATIONS:
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
     These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: decreased demand for our products or services or loss of one or more of our major customers; surplus inventories; loss of one or more of our major vendors; recessionary economic cycles; strikes, work slow downs, or work stoppages at our vendors’ facilities, poor weather conditions, decreases in manufacturer or vendor rebates, increases in interest rates; and increases in the prices paid for goods. Readers should review and consider these factors along with the various disclosures we make in public filings with the Securities and Exchange Commission.
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

     We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derive approximately 15% of our sales and other revenue from our direct customer services segment.
     During the quarter ended January 31, 2006, the Company’s gross profit increased $1.0 million or 9.6% compared to the prior period. The gross profit increase was primarily due to the increase in sales margin and slight increases in sales performance incentives earned by the company. For the quarter, net income decreased by $.1 million to $1.4 million compared to $1.5 million in the prior comparative period. The net income decrease was primarily due to the increase in interest expense principally on outstanding debt. Due to increases in sales margin earned by the Company and increases in sales performance incentives, the estimated shareholder performance rebate accrued for the six months ended January 31, 2006 was $2.1 million versus $680 thousand for the prior comparative period.
     Vendor rebates have historically been the highest during the Company’s second fiscal quarter ended January 31. These considerable vendor rebate programs are planned to include annual targets to be achieved based on the calendar year. The Company intends to increase the profitability with the addition of new vendor rebate programs and refocusing product offerings with key vendors.
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
Current Assets
     During the six month period ending January 31, 2006, the Company’s current assets increased $26.6 million primarily due to increased inventory and accounts receivable. These increases are necessary to support the sales volume in animal health products.
Current Liabilities
     During the six month period ending January 31, 2006, the Company’s current liabilities also increased $25.5 million primarily due to an increase in notes payable and accounts payable which is the result of increased product purchases from vendors.

Results of Operations
     The following discussion is based on the historical results of operations for the three month and six month periods ended January 31, 2006 and 2005.
Summary Consolidated Results of Operations Table For Three Months Ended January 31, 2006

	Three Months Ended
	January 31,
	(in thousands)
	2006	2005
Net sales and other revenue	$103,808	$90,718
Cost of sales	91,830	79,789

Gross profit	11,978	10,929
Operating, general and administrative expenses	9,493	8,464

Operating income	2,485	2,465

Interest expense, net	(362)	(152)

Income before taxes	2,123	2,313
Income tax expense	732	861

Net income	$1,391	$1,452

Three months ended January 31, 2006 as compared to three months ended January 31, 2005
     Net sales and other revenue for the three month period ended January 31, 2006 increased $13.1 million to $103.8 million compared to $90.7 million for the same period the previous year. The increase in net sales and other revenue resulted primarily due to an increase in sales to customers in the animal health industry of $13.8 million to achieve the Company’s vendor rebate program sales performance goals. Partially offsetting this increase was an increase in the shareholder rebate of $.7 million. The Company’s shareholder rebate increased from increases in sales margin and sales performance incentives earned by the Company. The Company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements.
     Gross profit for the three month period ending January 31, 2006 increased $1.0 million to $11.9 million compared to $10.9 million for the same period the previous year. This increase is primarily attributable to increased sales margin on the purchases of animal health products of $1.4 million and sales performance incentives earned from the manufacturers of animal health products of $.3 million. Partially offsetting this increase was an increase in the shareholder rebate of $.7 million. Gross profit as a percentage of net sales and other revenue was 11.5% compared to 12.0% for the same period the previous year.
     Operating, general and administrative expenses for the three month period ending January 31, 2006 increased $1.0 million to $9.5 million compared to $8.5 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.4 million, an increase in credit card fees paid to the bank of $.1 million, an increase in computer support expense to support e-commerce of $.1 million, and an increase in depreciation expense of $.1 million. These expenses as a percentage of net sales and other revenue were 9.1% compared to 9.3% for the same period the previous year.
     Operating income changed nominally during the three month period ending January 31, 2006 compared to the previous year.

     The Company’s other income (expense) was $(362) thousand for the three month period ending January 31, 2006, compared to $(152) thousand for the same period the previous year. Interest expense increased to $482 thousand for the three month period ending January 31, 2006, from $281 thousand for the same period in the previous year while interest income decreased to $120 thousand compared to $129 thousand in the prior period. The increase in the Company’s other income and net interest (expense) resulted primarily from a decrease in interest income and additional interest expense of $201 thousand due principally on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $9 thousand.
     Net income decreased by $.1 million to $1.4 million compared to $1.5 million for the same period the previous year. The decrease was primarily due to an increase in interest expense principally on outstanding debt.
Operating Segments — Three months ended January 31, 2006 as compared to three months ended January 31, 2005
     The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians.
     The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistics Services segment serves business-to-business type transactions.
     The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.
     The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 9 of the Company’s Condensed, Consolidated Financial Statements at January 31, 2006.
Wholesale Distribution
     Net sales and other revenue for the three month period ending January 31, 2006 increased by 14.6% or $13.1 million. Net sales and other revenue for the three month period ending January 31, 2006 totaled $103.0 million compared to $89.9 million for the same three month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily because of an increase in sales to customers in the animal health industry of $8.2 million to achieve the Company’s vendor rebate program sales performance goals and an increase in sales to consolidated affiliates of $5.7 million. Partially offsetting this increase was an increase in the shareholder rebate of $.7 million and a decrease in earnings in consolidated affiliates of $.1 million.
     Gross profit increased by $.5 million to $10.2 million compared to $9.7 million for the same three month period in the prior fiscal year. This increase is primarily attributable to increased sales margin on the purchases of animal health products of $.9 million and sales performance incentives earned from the manufacturers of animal health products by this segment of $.1 million. Partially offsetting this increase was an increase in the shareholder rebate of $.7 million. Gross profit as a percentage of total revenue was 9.9% for the three month period ending January 31, 2006 compared to 10.8% for the same three month period in the previous year.
     Operating, general and administrative expenses increased by $.5 million to $7.8 million for three month period ending January 31, 2006 compared to $7.3 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.3 million, an increase in computer support expense to support e-commerce of $.1 million, and an increase in depreciation expense of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2006 was 7.5% compared to 8.1% for the three month period ended January 31, 2005.
     Operating income changed nominally during the three month period ending January 31, 2006 compared to the previous year. In order to achieve the Company’s vendor rebate program sales performance goals for the three month period ending January 31, 2006 compared to the previous year, the Company needed to purchase additional inventory. The purchase of additional inventory increased the majority of the loan proceeds that were on the Company’s revolving line of credit during the three month period ending January 31, 2006, compared to the previous year.
Logistics Services
     Net sales and other revenue for the three month period ending January 31, 2006 decreased by $.5 million. Net sales and other revenue for the three month period ending January 31, 2006 totaled $.1 million compared to $.6 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers. The Company anticipates that this trend will continue.
     Gross profit increased by $15 thousand to $8 thousand during the three month period ending January 31, 2006 compared to a net loss of $7 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 7.5% for the three month period ending January 31, 2006 compared to a negative 1.2% for the three month period ended January 31, 2005.
     Operating, general and administrative expenses are nominal for this segment and for the three month periods ended January 31, 2006 and 2005.
     Operating income increased by $15 thousand to $8 thousand for the three month period ending January 31, 2006 compared to a net loss of $7 thousand for the same period the previous year. This increase is primarily attributable to an increase in gross profit.
Direct Customer Services
     Net sales and other revenue for the three month period ending January 31, 2006 increased by 52.6% or $6.0 million. Net sales and other revenue for the three month period ending January 31, 2006 totaled $17.3 million compared to $11.3 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales of animal health products to the producer or consumer of $6.0 million to achieve the Company’s vendor rebate program sales performance goals.
     Gross profit increased by $.4 million to $2.1 million in the three month period ending January 31, 2006 compared to $1.7 million for the same period the previous fiscal year. This increase was primarily due to the increase in revenue and sales performance incentives earned from the manufacturers of animal health products. Gross profit as a percentage of total revenue was 12.2% for the three month period ending January 31, 2006 compared to 15.1% for the three month period ended January 31, 2005.
     Operating, general and administrative expenses increased by $.5 million to $1.7 million for three month period ending January 31, 2006 compared to $1.2 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.2 million and an increase in other operating, general and administrative expenses of $.3 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2006 were 10% and compared to 10.5% during the same three month period ending January 31, 2005.

     Operating income decreased by $.1 million to $.4 million for the three month period ending January 31, 2006 compared to an operating income of $.5 million for the same period in the previous year. This decrease was primarily attributable to an increase in operating, general and administrative expenses of $.5 million. Partially offsetting this decrease was an increase in gross profit of $.4 million.
Summary Consolidated Results of Operations Table for six months ended January 31, 2006

	Six Months Ended
	January 31,
	(in thousands)

	2006	2005
Net sales and other revenue	$202,419	$189,690
Cost of sales	180,673	169,795

Gross profit	21,746	19,895
Operating, general and administrative expenses	17,932	16,491

Operating income	3,814	3,404

Interest expense, net	(587)	(290)

Income before taxes	3,227	3,114
Income tax expense	1,181	1,164

Net income	$2,046	$1,950

Six months ended January 31, 2006 as compared to six months ended January 31, 2005
     Net sales and other revenue for the six months ended January 31, 2006 increased $12.7 million to $202.4 million compared to $189.7 million for the same period the previous year. The increase in net sales and other revenue resulted primarily due to an increase in sales to customers in the animal health industry of $14.1 million to achieve the Company’s vendor rebate program sales performance goals. Partially offsetting this increase was an increase in the shareholder rebate of $1.4 million. The Company’s shareholder rebate increased from increases in sales margin and sales performance incentives earned by the Company. The Company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholders during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial Statements.
     Gross profit for the six month period ended January 31, 2006 increased $1.8 million to $21.7 million compared to $19.9 million for the same period the previous year. This increase is primarily attributable to increased sales margin on the purchases of animal health products of $2.4 million and sales performance incentives earned from manufacturers of animal health products of $.6 million. Partially offsetting this increase was an increase in the shareholder rebate of $1.4 million. Gross profit as a percentage of net sales and other revenue was 10.7% compared to 10.5% for the same period the previous year.
     Operating, general and administrative expenses for the six month period ended January 31, 2006 increased $1.4 million to $17.9 million compared to $16.5 million for the same period the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.5 million, an increase in credit card fees paid to the bank of $.2 million, an increase in computer support expense to support e-commerce of $.1 million, and an increase in depreciation expense of $.1 million. These expenses as a percentage of net sales and other revenue were 8.9% compared to 8.7% for the same period the previous year.
     Operating income for the six month period ended January 31, 2006 increased $.4 million to $3.8 million compared to $3.4 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit of $1.8 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $1.4 million.
     The Company’s other income and (expense) was $(587) thousand for the six month period ending January 31, 2006, compared to $(290) thousand for the same period the previous year. Interest expense increased to $819 thousand for the six month period ending January 31, 2006, from $559 thousand for the same period in the previous year while interest income decreased to $232 thousand compared to $269 thousand in the prior period. The increase in the Company’s other income and net interest (expense) resulted primarily from a decrease in interest income and additional interest expense of $260 thousand due principally on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $37 thousand.
     Net income increased by $.1 million to $2.0 million compared to $1.9 million for the same period the previous year because gross profit and operating expenses remained substantially the same based on a percentage of revenue.
Operating Segments – six months ended January 31, 2006 compared to six months ended January 31, 2005
Wholesale Distribution
     Net sales and other revenue for the six month period ended January 31, 2006 increased by 6.6% or $12.5 million. Net sales and other revenue for the six month period ending January 31, 2006 totaled $202.2 million compared to $189.7 million for the same six month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily because of an increase in sales to customers in the animal health industry of $7.8 million to achieve the Company’s vendor rebate program sales performance goals and an increase in sales to consolidated affiliates of $6.2 million. Partially offsetting this increase was an increase in the shareholder rebate of $1.4 million and a decrease in earnings in consolidated affiliates of $.1 million.
     Gross profit increased by $1.0 million to $18.4 million compared to $17.4 million for the same six month period in the prior fiscal year. This increase was primarily due to increased sales margin on the purchases of animal health products of $1.7 million and sales performance incentives earned from the manufacturers of animal health products by this segment of $.5 million. Gross profit as a percentage of total revenue was 9.1% for the six month period ended January 31, 2006 compared to 9.2% for the same six month period in the prior fiscal year.
     Operating, general and administrative expenses increased by $.6 million to $14.6 million for the six month period ended January 31, 2006 compared to $14.0 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.2 million, an increase in computer support expense to support e-commerce of $.1 million, an increase in credit card fees paid to the bank of $.1 million, and an increase in depreciation expense of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ended January 31, 2006 were 7.2% compared 7.4% for the six month period ended January 31, 2005.
     Operating income increased by $.4 million to $3.8 million for the six month period ended January 31, 2006 compared to $3.4 million for the previous year. This increase is primarily attributable to the increase in gross profit of $1.0 million, while slightly decreased as a percentage of revenue.
Logistics Services
     Net sales and other revenue for the six month period ending January 31, 2006 decreased by $1.4 million. Net sales and other revenue for the six month period ended January 31, 2006 totaled $.2 million compared to $1.6 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers. The Company anticipates that this trend will continue.
     Gross profit decreased by $10 thousand to $19 thousand during the six month period ended January 31, 2006 compared to $29 thousand for the same period during the previous fiscal year. This decrease was primarily due to the decrease in revenue. Gross profit as a percentage of total revenue was 7.8% for the six month period ended January 31, 2006 compared to 1.8% for the six month period ended January 31, 2005.
     Operating, general and administrative expenses are nominal for this segment and for the six month periods ended January 31, 2006 and 2005.
     Operating income decreased by $10 thousand to $19 thousand for the six month period ended January 31, 2006 compared to $29 thousand for the same period the previous year. This decrease is primarily attributable to a decrease in gross profit.
Direct Customer Services
     Net sales and other revenue for the six month period ended January 31, 2006 increased by 33.3% or $7.7 million. Net sales and other revenue for the six month period ended January 31, 2006 totaled $30.7 million compared to $23.0 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales of animal health products to the producer or consumer of $7.7 million to achieve the Company’s vendor rebate program sales performance goals.
     Gross profit increased by $.7 million to $3.8 million in the six month period ended January 31, 2006 compared to $3.1 million for the same period the previous fiscal year. This increase is primarily attributable to increased sales margin on the purchases of animal health products of $.7 million and sales performance incentives earned from the manufacturers of animal health products by this segment of $.1 million. Gross profit as a percentage of total revenue was 12.4% for the six month period ended January 31, 2006 compared to 13.5% for the six month period ended January 31, 2005.
     Operating, general and administrative expenses increased by $.8 million to $3.3 million for the six month period ended January 31, 2006 compared to $2.5 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee expenses of $.4 million and an increase in distribution center and administrative support expenses of $.3 million. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ended January 31, 2006 were 10.8% compared to 11.0% during the same six month period ended January 31, 2005.
     Operating income decreased by $.1 million to $.5 million for the six month period ended January 31, 2006 compared to $.6 million for the same period the previous year. This decrease was primarily attributable to an increase in operating, general and administrative expenses of $.8 million. Partially offsetting this decrease was an increase in gross profit of $.7 million.
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
Liquidity and Capital Resources
     The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the six month period ended January 31, 2006, there were no additional material commitments for capital expenses.
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
     In October 2002, the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for approximately $808,000 in order to provide the Company with land available for future expansion of its Omaha facility. In addition to the purchase of the additional 10 acres in Omaha, the Company made significant capital investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. The Company purchased some of the equipment in February 2003 by using a capital lease in the amount of $343,075, with interest at 4.58% and monthly payments of $10,218 through February 2006. Subsequent to January 31, 2006, this remaining equipment capital lease obligation was settled in full.
     In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and U.S. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note, which matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of January 31, 2006, the Company had $2,099,285 outstanding on the Term Promissory Note.
     On December 28, 2004, the Company, ProConn, Exact Logistics and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit from $25,000,000 to $40,000,000 and the Company agreed to amend its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note for $40,000,000 among U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note, which matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio. As of January 31, 2006, the variable interest rate at which the Revolving Promissory Note accrued interest was 6.07% and the Company had approximately $23.1 million outstanding thereunder.

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
     Effective October 1, 2005, the Company entered into a Lease with two individuals who are both residents of the State of Texas. Pursuant to the Lease, the Company leases the premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The Lease has an initial term of five (5) years, ending on September 30, 2010. The Company also has the option to renew the initial term of the Lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company intends to use the premises for storing and warehousing veterinary products. The initial amount of the lease is in the amount of $4,557 per month.
     On November 7, 2005, the Company executed a Lease with Independent Veterinary Group LLC, a Kentucky limited liability company. Pursuant to the Lease, the Company will lease certain premises located in Lexington Kentucky. The Lease has an initial term of seventeen months, commencing November 1, 2005, and ending March 31, 2007. The first installment of rent was due and payable upon execution of the Lease. The Company intends to use the premises for storing and warehousing veterinary products. The initial amount of the lease is in the amount of $3,614 per month.
     In addition, the Company’s Bylaws require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of their stock or within one year following the date of death. The redemption amount is the original purchase price of the stock paid by the shareholder subject to adequate resources being available. The Company’s Articles of Incorporation prohibit shareholders from selling, assigning or otherwise transferring their common stock to any person or entity, other than to the Company. The Company was contingently liable for $6.0 million as of January 31, 2006.
     Operating Activities. Net cash consumed by operating activities of $1.3 million for six months ended January 31, 2005 was primarily attributable to an increase of $11.0 million in accounts receivable and an increase of $11.1 million in inventories, which was partially offset by an increase of $17.3 million in accounts payable. Net cash consumed in operating activities of $17.8 million for six months ending January 31, 2006 was primarily attributable to an increase of $12.8 million in accounts receivable and an increase of $13.0 million in inventories, which was partially offset by an increase in accounts payable of $4.3 million.
     Investing Activities. Net cash consumed by investing activities of $.7 million for the six months ending January 31, 2005 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. Net cash consumed by investing activities of $.9 million for the six months ending January 31, 2006 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.
     Financing Activities. Net cash provided by financing activities of $1.2 million for period ending January 31, 2005 was primarily attributable to net loan proceeds of $1.9 million. The majority of the loan proceeds were on the Company’s revolving line of credit. Net cash provided by financing activities of $19.8 million for period ending January 31, 2006 was primarily attributable to net loan proceeds. The majority of the loan proceeds were on the Company’s revolving line of credit.
Off-Balance Sheet Arrangements
     At January 31, 2006, the Company did not have any off-balance sheet arrangements.
Critical Accounting Policies
     The SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.
     The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 filed with the SEC. Not all of these significant account policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company’s critical accounting policies impacted by judgments, assumptions and estimates.
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
Major Customer, Major Suppliers and Credit Considerations
     Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 10.5% and 11.1% at January 31, 2006 and July 31, 2005, respectively. One vendor comprised a significant individual payable consisting of 53.9% and 38.3% of the Company’s payables at January 31, 2006 and July 31, 2005, respectively. The Company purchased inventory from one vendor consisting of 39.1% and 31.0% of all purchases at January 31, 2006 and January 31, 2005, respectively.
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
Recent Accounting Changes
     In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. 31-1, Accounting for Rental Costs Incurred during a Construction Period. No. FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. No. FAS 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. In addition, No. FAS 13-1 requires that rental costs shall be included in income from continuing operations. No. FAS 13-1 is effective and shall be applied to the first reporting period beginning after December 15, 2005. The adoption of this FASB Staff Position is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.
     In February 2006, FASB issued FASB Statement of Financial Accounting Standards (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets and improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, when a previously recognized financial instrument is subject to a remeasurement event, or on an instrument-by-instrument basis. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.
     The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .61 percentage points (a 10% change from the interest rate as of January 31, 2006), assuming no change in the Company’s outstanding balance under the line of credit (approximately $23.1 million as of January 31, 2006), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $140 thousand.
     Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrued interest at a fixed rate of 5.77% per annum and matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 monthly installments of principal and interest in the amount of $76,904 which are payable through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of January 31, 2006, the Company had $2,099,285 outstanding on the Term Promissory Note.
     Under our Second Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $40,000,000 and evidenced by a Revolving Promissory Note dated December 28, 2004, among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. Advances made under the Revolving Promissory Note accrue interest, and at January 31, 2006, the variable interest rate at which the Revolving Promissory Note accrued interest was 6.07% and the Company had approximately $23.1 million outstanding thereunder.
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
ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at January 31, 2006.
     The Company intends to continue to monitor its disclosure controls and procedures, and if further improvements or enhancements are identified, the Company will take steps to implement such improvements or enhancements. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the Chief Executive Officer and the Chief Financial Officer believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective.
Changes in Internal Controls
     During the quarter ended January 31, 2006, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.
Limitations on the Effectiveness of Controls
     The Company has confidence in its internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer and Chief Financial Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II
OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     The Company is not currently a party to any material pending legal proceedings and has not been informed of any claims that could have a material adverse effect on its financial position or results of operations.
ITEM 1A: RISK FACTORS
     There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     (a) The Company has not sold any equity securities which were not registered under the Securities Act of 1933, as amended within the past three years prior to January 31.
     (b) Not applicable.
     (c) During the quarter ended January 31, 2006, the Company repurchased 10 shares of its common stock as set forth in the following table:
Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

				Maximum Number
			Total Number of	of Shares That
	Total		Shares Purchased	May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs(2)	Programs(3)
November 1 – November 30, 2005	3	$3,000	—	2,012
December 1 – December 31, 2005	6	$3,000	—	2,010
January 1 – January 31, 2006	1	$3,000	—	2,011
Total:	10	$3,000	—	2,011

(1)	The Company’s Bylaws require the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of his, her, or its stock, and under the Articles of Incorporation, the Company may repurchase the share of common stock of any shareholder who is no longer a veterinarian or veterinary clinic or owes money to the Company and fails to make required payments. The redemption amount is the original purchase price of the stock paid by the shareholder. Currently, the price of each share is fixed at $3,000 as provided in the Articles of Incorporation. There is no expiration date.

(2)	Since inception, each shareholder of the Company has been entitled to have his, her, or its share redeemed in accordance with the Articles of Incorporation and Bylaws.

(3)	The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares. Each shareholder of the Company may have his, her, or its share redeemed in accordance with the Articles of Incorporation and Bylaws.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     The Annual Meeting of Shareholders of the Company was held on December 16, 2005, for the purposes of (i) electing three Class III directors to serve until the 2008 Annual Meeting of Shareholders; and (ii) electing one non-shareholder director to serve until the 2008 Annual Meeting of Shareholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s nominees. Each of management’s nominees for director as listed in the Proxy Statement was elected.
     The voting tabulation on the election of directors was as follows:

	Shares Voted	Shares Voted	Shares voted
Director	"FOR"	"AGAINST"	"ABSTAIN"
G.W. Buckaloo, Jr., D.V.M.	984	47	NA
Tom Latta, D.V.M.	984	47	NA
William Swartz, D.V.M.	984	47	NA
A. Donald Janezic, Jr.	984	47	NA
ITEM 5: OTHER INFORMATION
     None.
ITEM 6: EXHIBITS

Exhibit
No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
4.1	Certificate of Professional Veterinary Products, Ltd. (3)
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
10.26	Lease Agreement dated November 8, 2005 between Professional Veterinary Products, Ltd. and Independent Veterinary Group, LLC (4)
23	Consent of Quick & McFarlin, P.C. for the quarter ended January 31, 2006 #
31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer #
31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Neal Soderquist, the Company’s Chief Financial Officer #
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer, and Neal Soderquist, the Company’s Chief Financial Officer #

#	Filed herewith

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

Date: March 16, 2006	PROFESSIONAL VETERINARY PRODUCTS, LTD.

/s/ Dr. Lionel L. Reilly

Dr. Lionel L. Reilly,
President and Chief Executive Officer

/s/ Neal B. Soderquist

Neal B. Soderquist, Chief Financial Officer and
Vice President