Form 10-Q
period 2006-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2006-06-14
CIK 947425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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
     Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 31, 2006).
Common Stock, $1.00 par value, 2,016

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED APRIL 30, 2006

ITEM 1: FINANCIAL STATEMENTS
To the Audit Committee
Professional Veterinary Products, Ltd.
Omaha, NE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of April 30, 2006, and the related statements of consolidated income for the three month and nine month periods ended April 30, 2006 and 2005 and the consolidated statements of cash flows for the nine month periods ended April 30, 2006 and 2005. These financial statements are the responsibility of the company’s management.
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
June 6, 2006

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Balance Sheets
As of April 30, 2006 (unaudited) and July 31, 2005
(in thousands, except share data)

	April 30,	July 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$1,875	$2,118
Accounts receivable, net of allowance for doubtful accounts $968 and $970, respectively	33,071	27,970
Accounts receivable, related party	3,558	3,802
Inventory, less allowance for obsolete inventory $61 and $152, respectively	39,085	34,670
Deferred tax asset	1,271	1,178
Other current assets	608	933

Total current assets	79,468	70,671

NET PROPERTY AND EQUIPMENT	10,424	10,483

OTHER ASSETS
Intangible assets, less accumulated amortization $16 and $14, respectively	9	11
Intangible retirement asset	782	1,107
Investment in unconsolidated affiliates	1,803	1,803
Cash value life insurance	1,569	1,190
Other assets	1	1

Total other assets	4,164	4,112

TOTAL ASSETS	$94,056	$85,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$10,923	$2,721
Current portion of long-term debt and capital lease obligation	1,047	1,070
Accounts payable	49,934	51,544
Accounts payable, related parties	1,406	809
Other current liabilities	4,870	4,704

Total current liabilities	68,180	60,848

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	4,321	5,109
Accrued retirement benefits, less current portion	782	1,107
Deferred tax liability	462	504
Shares subject to mandatory redemption, $1 par value; issued and outstanding 729 shares and 731 shares, respectively	2,168	2,170

Total long-term liabilities	7,733	8,890

TOTAL LIABILITIES	75,913	69,738

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 8

REDEEMABLE COMMON STOCK — SEE NOTE 6	3,807	3,797

STOCKHOLDERS’ EQUITY
Retained earnings	14,336	11,731

Total stockholders’ equity	14,336	11,731

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$94,056	$85,266

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Statements of Income
Three and Nine Month Periods Ended April 30, 2006 and 2005
(unaudited)
(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2006	2005	2006	2005
NET SALES AND OTHER REVENUE	$85,487	$102,689	$287,906	$292,379

COST OF SALES	75,692	92,071	256,365	261,867

Gross Profit	9,795	10,618	31,541	30,512

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	8,490	8,771	26,422	25,262

Operating income	1,305	1,847	5,119	5,250

OTHER INCOME (EXPENSE)

Interest income	110	149	342	418
Interest expense	(504)	(359)	(1,323)	(917)
Other	(20)	—	(20)	—

Other expense, net	(414)	(210)	(1,001)	(499)

Income before taxes	891	1,637	4,118	4,751

Income tax expense	333	620	1,514	1,784

NET INCOME	$558	$1,017	$2,604	$2,967

EARNINGS PER REDEEMABLE COMMON SHARE	$434.70	$807.67	$2,026.65	$2,383.46

Weighted average redeemable common shares outstanding	1,285	1,260	1,285	1,245

SUPPLEMENTAL INFORMATION

Net sales and other revenue, related parties	$9,574	$10,039	$30,717	$29,137

Purchases, related parties	$2,526	$2,279	$8,986	$10,109
See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Nine Month Periods Ended April 30, 2006 and 2005
(unaudited)
(in thousands, except share data)

	April 30,	April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,604	$2,967

Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,081	948
(Gain)/Loss on disposal of assets	20	—
Retirement benefits	325	387
Cash value of life insurance	(379)	(449)
Deferred income tax	(134)	(232)
Allowance for doubtful accounts	(2)	191
Allowance for obsolete inventory	(91)	23
(Increase) decrease in:
Receivables	(4,855)	(16,069)
Inventory	(4,324)	344
Other current assets	325	312
Other assets	—	20
Increase (decrease) in:
Accounts payable	(1,013)	4,438
Other current liabilities	(159)	406

Total adjustments	(9,206)	(9,681)

Net cash consumed by operating activities	(6,602)	(6,714)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,040)	(1,073)

Net cash consumed by investing activities	(1,040)	(1,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	8,202	7,551
Proceeds from capital lease obligation	—	208
Payments on long-term debt and capital lease obligation	(811)	(989)
Net proceeds (payments) from issuance of shares subject to mandatory redemption	(2)	54
Net proceeds (payments) from issuance of redeemable common stock	10	98

Net cash provided by financing activities	7,399	6,922

Net increase (decrease) in cash	(243)	(865)
Cash at beginning of period	2,118	2,545

Cash at end of period	$1,875	$1,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$1,274	$902

Income taxes paid	$1,494	$1,760

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2006 (unaudited)
(in thousands, except share data)
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
     The results of operations and cash flows for the nine months ended April 30, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2006 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2006 (unaudited)
(in thousands, except share data)
NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (continued):
The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.
     In March 2006, FASB issued FASB Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. This statement is effective for all servicing assets or servicing liabilities acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.
NOTE 3 – PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consists of the following:

	April 30,	July 31,
	2006	2005
Land	$1,762	$1,762
Buildings	5,088	5,045
Leasehold improvements	595	550
Equipment	8,822	7,911

	16,267	15,268
Less — Accumulated depreciation	5,903	4,908

	10,364	10,360
Construction in progress	60	123

Net property, plant and equipment	$10,424	$10,483

NOTE 4 – LINE OF CREDIT:
     In December 2004, the Company increased the amount of the revolving line of credit from $25,000 to $40,000. This agreement is scheduled to expire in January 2008. The short-term borrowing amounts outstanding under this credit facility were $10,923 and $2,721 at April 30, 2006 and July 31, 2005, respectively. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The line of credit is secured by substantially all of the Company’s assets.
     Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, the Company’s debt agreements contain a number of covenants, among other things, that restrict the Company’s ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at April 30, 2006 and July 31, 2005.
NOTE 5 – EARNINGS PER SHARE:
     SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2006 (unaudited)
(in thousands, except share data)
NOTE 5 – EARNINGS PER SHARE (continued):
dividing net income available to common stockholders by the weighted-average number of redeemable common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock that would cause further dilution. There are no securities that are convertible to common stock that would cause further dilution. The weighted-average number of redeemable common shares outstanding was 1,285 and 1,245 at April 30, 2006 and 2005, respectively.
NOTE 6 – SHARES SUBJECT TO MANDATORY REDEMPTION AND REDEEMABLE COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,015 at April 30, 2006 and 2,019 at July 31, 2005. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. The shareholder must give the Company written notice of the proposed sale and the Company must redeem for cash the share of stock within ninety days of receiving such notice, at the price the shareholder paid for the share. See, Note 11 for additional information. In accordance with SFAS No. 150, shares held by single member limited liability companies and sole proprietorships that are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share were reclassified as long-term liabilities as Shares Subject to Mandatory Redemption. All other shares are designated as Redeemable Common Stock.
     There were 1 and 10 redeemable common shares subscribed but unissued as of April 30, 2006 and July 31, 2005, respectively. The amounts receivable on these shares reduced Redeemable Common Stock by $2 and $16 at April 30, 2006 and July 31, 2005, respectively. Accounts receivable arising from Redeemable Common Stock sales is presented as a deduction from Redeemable Common Stock to the extent such receivables were not paid in cash prior to the date of the report. Accounts receivable arising from Redeemable Common Stock sales excludes Shares Subject to Mandatory Redemption. No finance charges have been generated on any existing payment plan for any share of Redeemable Common Stock.
     There were 2 and 3 Shares Subject to Mandatory Redemption subscribed but unissued as of April 30, 2006 and July 31, 2005, respectively. The amounts receivable on these shares reduced Shares Subject to Mandatory Redemption by $3 and $6 at April 30, 2006 and July 31, 2005, respectively. Accounts receivable arising from Shares Subject to Mandatory Redemption sales are presented as a deduction from Shares Subject to Mandatory Redemption to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any Share Subject to Mandatory Redemption.
NOTE 7 – POST RETIREMENT BENEFITS:
     The Company has a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the nine months ended April 30, 2006 and 2005, benefits accrued and expensed were $325 and $387, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,479 and $1,106 at April 30, 2006 and July 31, 2005, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2006 (unaudited)
(in thousands, except share data)
NOTE 7 – POST RETIREMENT BENEFITS (continued):
     Net Periodic benefit costs for the Company’s SERP for the nine months ended April 30, 2006 and April 30, 2005 include the following components:

	April 30,
	2006	2005
Service cost	$115	$144
Interest cost	108	129
Amortization of prior losses	—	12
Amortization of unrecognized prior service cost	102	102

Net periodic benefit cost	$325	$387

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:
     Stock Redemption – The Company is required by its Bylaws to repurchase stock within ninety days of receiving written notice from the shareholder requesting redemption of their stock. See, Note 11 for additional information. The redemption amount is the original purchase price of the stock paid by the shareholder. The Company was contingently liable for $5,975 and $5,967 as of April 30, 2006 and July 31, 2005, respectively.
     Major Customer, Major Suppliers and Credit Concentrations – Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 9% and 11.1% at April 30, 2006 and July 31, 2005, respectively. One vendor comprised a significant individual payable consisting of 41.1% and 38.3% of the Company’s payables at April 30, 2006 and July 31, 2005, respectively. The Company purchased inventory from one vendor consisting of 37.4% and 28% of all purchases at April 30, 2006 and April 30, 2005, respectively.
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
     Effective November 7, 2005, the Company executed a lease with a Kentucky limited liability company. Pursuant to the lease, the Company will lease certain premises located in Lexington, Kentucky. The lease has an initial term of seventeen months, commencing November 1, 2005, and ending March 31, 2007. The first installment of rent was due and payable upon execution of the lease. The Company intends to use the premises for storing and warehousing veterinary products.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2006 (unaudited)
(in thousands, except share data)
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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2006 (unaudited)
(in thousands, except share data)
NOTE 9 – SEGMENT INFORMATION (continued):
The following table summarizes the Company’s operations by business segment:

	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended April 30, 2006
Net sales and other revenue	$85,165	$94	$9,425	$(9,197)	$85,487
Cost of sales	76,740	80	7,997	(9,125)	75,692
Operating, general and administrative expenses	7,138	—	1,352	—	8,490
Operating income	1,287	14	75	(71)	1,305
Income before taxes	891	14	57	(71)	891

Three months ended April 30, 2005
Net sales and other revenue	$102,149	$188	$9,044	$(8,692)	$102,689
Cost of sales	92,624	169	8,031	(8,753)	92,071
Operating, general and administrative expenses	7,659	1	1,111	—	8,771
Operating income	1,866	18	(98)	61	1,847
Income before taxes	1,637	18	(79)	61	1,637

Nine months ended April 30, 2006
Net sales and other revenue	$287,366	$335	$40,136	$(39,931)	$287,906
Cost of sales	260,510	302	34,896	(39,343)	256,365
Operating, general and administrative expenses	21,758	—	4,664	—	26,422
Operating income	5,099	33	575	(588)	5,119
Income before taxes	4,118	33	555	(588)	4,118

Nine months ended April 30, 2005
Net sales and other revenue	$291,799	$1,825	$32,085	$(33,330)	$292,379
Cost of sales	264,894	1,777	27,966	(32,770)	261,867
Operating, general and administrative expenses	21,609	1	3,652	—	25,262
Operating income	5,297	47	467	(561)	5,250
Income before taxes	4,751	47	514	(561)	4,751

Business segment assets
April 30, 2006	$93,131	$333	$13,799	$(13,207)	$94,056
July 31, 2005	$84,574	$300	$10,131	$(9,739)	$85,266

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES
Notes to Condensed, Consolidated Financial Statements
April 30, 2006 (unaudited)
(in thousands, except share data)
NOTE 10 – RECLASSIFICATIONS:
     Certain reclassifications have been made to the prior year condensed, consolidated financial statements to conform to the current year presentation. Such reclassifications had no impact on results of operations or shareholders’ equity.
NOTE 11 – SUBSEQUENT EVENTS:
     On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Second Amended and Restated Bylaws. Prior to the Amendment, Article II (Stock); Section 5 (Share Redemption) allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The Amendment deleted and replaced Section 5 (Share Redemption) with language that grants the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares.
     The Company’s management anticipates the redeemable and mandatorily redeemable common stock will be reclassified as common stock on the balance sheet for the fiscal year ending July 31, 2006.

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

          We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derive approximately 14% of our sales and other revenue from our direct customer services segment for the nine month period ending April 30, 2006.
          During the quarter ended April 30, 2006, the Company’s gross profit decreased $.8 million or 7.8% compared to the prior period. The gross profit decrease was primarily due to the increase in the shareholder rebate of $1.0 million. The Company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements. For the quarter, net income decreased by $.4 million to $.6 million compared to $1.0 million in the prior comparative period. The net income decrease was primarily due to the increase in the shareholder rebate of $1.0 million and an increase in interest expense of $.2 million principally on outstanding debt. Partially offsetting this decrease was a decrease in operations and maintenance expense of $.3 million and income tax expense of $.3 million. Due to increases in sales margin and sales performance incentives earned by the Company, the estimated shareholder performance rebate accrued for the nine months ended April 30, 2006 was $3.4 million versus $1.0 million for the prior comparative period.
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
Current Assets
          During the nine month period ending April 30, 2006, the Company’s current assets increased $8.8 million primarily due to increased inventory and accounts receivable. These increases are necessary to support the sales volume in animal health products.

Current Liabilities
          During the nine month period ending April 30, 2006, the Company’s current liabilities also increased $7.3 million primarily due to an increase in notes payable which is the result of increased product purchases from vendors.
Results of Operations
          The following discussion is based on the historical results of operations for the three month and nine month periods ended April 30, 2006 and 2005.
Summary Consolidated Results of Operations Table For Three Months Ended April 30, 2006

	Three Months Ended
	April 30,
	(in thousands)
	2006	2005
Net sales and other revenue	$85,487	$102,689
Cost of sales	75,692	92,071

Gross profit	9,795	10,618
Operating, general and administrative expenses	8,490	8,771

Operating income	1,305	1,847
Interest expense, net	(394)	(210)
Other	(20)	—

Other expense, net	(414)	(210)

Income before taxes	891	1,637
Income tax expense	333	620

Net income	$558	$1,017

Three months ended April 30, 2006 as compared to three months ended April 30, 2005
          Net sales and other revenue for the three month period ended April 30, 2006 decreased $17.2 million to $85.5 million compared to $102.7 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to existing customers of $19.6 million, which $6.0 million of this decrease is a result of a 2006 vendor contract change which moved previous invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, and ships the products. Partially offsetting this decrease was an increase in sales to new customers of $3.4 million. For the purpose of calculating revenue growth rates of new and existing customers in the animal health industry, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate increased $1.0 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. The Company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period.
          Cost of sales for the three month period ending April 30, 2006 decreased $16.4 million to $75.7 million compared to $92.1 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $15.2 million and an increase in sales performance incentives earned by the Company of $1.2 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.
          Gross profit for the three month period ending April 30, 2006 decreased $.8 million to $9.8 million compared to $10.6 million for the same period the previous year. This decrease is primarily attributable to increased shareholder rebate of $1.0 million from increases in sales performance incentives earned by the Company. Gross profit as a percentage of net sales and other revenue was 11.5% compared to 10.3% for the same period the previous year due to a decrease in cost of sales as a percentage of revenue.
          Operating, general and administrative expenses for the three month period ending April 30, 2006 decreased $.3 million to $8.5 million compared to $8.8 million for the same period the previous year. The decrease in operating, general and administrative expenses resulted primarily from a decrease in general marketing expense of $.5 million and a decrease in bad debt expense of $.3 million. This decrease in operating, general and administrative expenses was partially offset by an increase in payroll, payroll taxes, and employee benefits of $.3 million, and a decrease in marketing income of $.2 million. Although sales and other revenue decreased, these expenses increased as a percentage of net sales and other revenue to 9.9% compared to 8.5% for the same period the previous year.
          Operating income for the three month period ending April 30, 2006 decreased $.5 million to $1.3 million compared to $1.8 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $.8 million. Partially offsetting this decrease was a decrease in operations and maintenance expense of $.3 million.
          The Company’s other income (expense) was $(414) thousand for the three month period ending April 30, 2006, compared to $(210) thousand for the same period the previous year. Interest expense increased to $145 thousand for the three month period ending April 30, 2006, from $359 thousand for the same period in the previous year while interest income decreased to $110 thousand compared to $149 thousand in the prior period. The increase in the Company’s other income and net interest (expense) resulted primarily from a decrease in interest income and additional interest expense of $145 thousand due principally on outstanding debt and a loss on the disposal of depreciable assets of $20 thousand. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $39 thousand.
          Net income decreased by $.4 million to $.6 million compared to $1.0 million for the same period the previous year. The net income decrease was primarily due to the increase in the shareholder rebate of $1.0 million and an increase in interest expense of $.2 million principally on outstanding debt. Partially offsetting this decrease was a decrease in operating, general and administrative expenses of $.3 million and a decrease in income tax expense of $.3 million.
Operating Segments – Three months ended April 30, 2006 as compared to three months ended April 30, 2005
          The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians.
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

          The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 9 of the Company’s Condensed, Consolidated Financial Statements at April 30, 2006.
Wholesale Distribution
          Net sales and other revenue for the three month period ending April 30, 2006 decreased by 16.6% or $16.9 million. Net sales and other revenue for the three month period ending April 30, 2006 totaled $85.2 million compared to $102.1 million for the same three month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily because of a decrease in sales to existing customers of $18.1 million, which $6.0 million of this decrease is a result of a 2006 vendor contract change which moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, and ships the products. Partially offsetting this decrease was an increase in sales to new customers of $2.1 million and an increase in earnings in consolidated affiliates of $.1 million. For the purpose of calculating revenue growth rates of new and existing customers in the animal health industry, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate increased $1.0 million which is netted against sales and accounts receivable on the Company’s financial statements. The Company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period.
          Cost of sales for the three month period ending April 30, 2006 decreased $15.8 million to $76.8 million compared to $92.6 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $15.0 million and an increase in sales performance incentives earned by the Company of $.8 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.
          Gross profit decreased by $1.1 million to $8.4 million compared to $9.5 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to increased shareholder rebate of $1.0 million from increases in sales performance incentives earned by the Company. Gross profit as a percentage of total revenue was 9.9% for the three month period ending April 30, 2006 compared to 9.3% for the same three month period in the previous year due to a decrease in cost of sales as a percentage of revenue.
          Operating, general and administrative expenses decreased by $.5 million to $7.1 million for three month period ending April 30, 2006 compared to $7.6 million for the previous year. This decrease in operating, general and administrative expenses resulted primarily from a decrease in general marketing expense of $.5 million, a decrease in bad debt expense of $.2 million, and a decrease in employee expenses of $.1 million. This decrease in operating, general and administrative expenses was partially offset by an increase in payroll, payroll taxes, and employee benefits of $.2 million, and a decrease in marketing income of $.1 million. Although sales and other revenue decreased, operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2006 increased to 8.4% compared to 7.5% for the three month period ended April 30, 2005.

          Operating income decreased by $.6 million to $1.3 million for the three month period ended April 30, 2006 compared to $1.9 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $1.1 million. Partially offsetting this decrease was a decrease in operating, general and administrative expenses of $.5 million.
Logistics Services
          Net sales and other revenue for the three month period ending April 30, 2006 decreased by $.1 million. Net sales and other revenue for the three month period ending April 30, 2006 totaled $.1 million compared to $.2 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers. The Company anticipates that this trend will continue.
          Cost of sales for the three month period ending April 30, 2006 decreased $.1 million to $.1 million compared to $.2 million from the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $.1 million. The cost of goods sold includes the Company’s inventory product cost.
          Gross profit decreased by $5 thousand to $14 thousand during the three month period ending April 30, 2006 compared to $19 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 14.9% for the three month period ending April 30, 2006 compared to 10.1% for the same three month period in the previous year due to a decrease in cost of sales as a percentage of revenue.
          Operating, general and administrative expenses are nominal for this segment and for the three month periods ended April 30, 2006 and 2005.
          Operating income decreased by $4 thousand to $14 thousand for the three month period ending April 30, 2006 compared to $18 thousand for the same period the previous year. This decrease is primarily attributable to a decrease in gross profit of $5 thousand.
Direct Customer Services
          Net sales and other revenue for the three month period ending April 30, 2006 increased by 4.2% or $.4 million. Net sales and other revenue for the three month period ending April 30, 2006 totaled $9.4 million compared to $9.0 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $1.3 million. Partially offsetting this increase was a decrease in sales to existing customers of $.9 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers.
          Cost of sales for the three month period ending April 30, 2006 was substantially the same as the cost of sales for this segment during the same period the previous year.
          Gross profit increased by $.4 million to $1.4 million in the three month period ending April 30, 2006 compared to $1.0 million for the same period the previous fiscal year. This increase was primarily due to the increase in sales performance incentives earned from the manufacturers of animal health products of $.4 million. Gross profit as a percentage of total revenue was 15.1% for the three month period ending April 30, 2006 compared to 11.2% for the same period the previous year due to a decrease in cost of sales as a percentage of revenue.
          Operating, general and administrative expenses increased by $.2 million to $1.3 million for three month period ending April 30, 2006 compared to $1.1 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.1 million and an increase in other operating, general and administrative expenses of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2006 were 14.3% and compared to 12.3% during the same three month period ending April 30, 2005.
          Operating income increased by $.2 million to $.1 million for the three month period ending April 30, 2006 compared to an operating income of $(.1) million for the same period in the previous year. This increase was primarily attributable to an increase in gross profit of $.4 million. Partially offsetting this increase was an increase operating, general and administrative expenses of $.2 million.
Summary Consolidated Results of Operations Table for nine months ended April 30, 2006

	Nine Months Ended
	April 30,
	(in thousands)
	2006	2005
Net sales and other revenue	$287,906	$292,379
Cost of sales	256,365	261,867

Gross profit	31,541	30,512
Operating, general and administrative expenses	26,422	25,262

Operating income	5,119	5,250
Interest expense, net	(981)	(499)
Other	(20)	—

Other expense, net	(1,001)	(499)

Income before taxes	4,118	4,751
Income tax expense	1,514	1,784

Net income	$2,604	$2,967

Nine months ended April 30, 2006 as compared to Nine months ended April 30, 2005
          Net sales and other revenue for the nine months ended April 30, 2006 decreased $4.5 million to $287.9 million compared to $292.4 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to existing customers of $14.0 million, which $6.0 million of this decrease is a result of a 2006 vendor contract change which moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, and ships the products. Partially offsetting this decrease was an increase in sales to new customers of $11.5 million, and an increase in agency sales commission income of $.4 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate increased $2.4 million which is netted against sales and accounts receivable on the Company’s financial statements. The Company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholders during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period.
          Cost of sales for the nine month period ended April 30, 2006 decreased $5.5 million to $256.4 million compared to $261.9 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $3.1 million and an increase in sales performance incentives earned by the Company of $2.6 million. Partially offsetting this decrease was an increase in freight expense of $.2 million for the period. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.
          Gross profit for the nine month period ended April 30, 2006 increased $1.0 million to $31.5 million compared to $30.5 million for the same period the previous year. This increase is primarily attributable to increased sales performance incentives earned from manufacturers of animal health products of $1.8 million, increased sales margin on the purchases of animal health products of $.8 million, and increased agency sales commission income of $.4 million. Partially offsetting this increase was an increase in the shareholder rebate of $2.4 million for the period. Gross profit as a percentage of net sales and other revenue was 11% compared to 10.4% for the same period the previous year due to a decrease in cost of sales as a percentage of revenue.
          Operating, general and administrative expenses for the nine month period ended April 30, 2006 increased $1.2 million to $26.4 million compared to $25.2 million for the same period the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.7 million, an increase in depreciation expense of $.1 million, and a decrease in marketing income of $.3 million. These expenses as a percentage of net sales and other revenue were 9.2% compared to 8.6% for the same period the previous year.
          Operating income for the nine month period ended April 30, 2006 decreased $.1 million to $5.1 million compared to $5.2 million for the same period the previous year. This decrease is primarily attributable to the increase operating, general and administrative expenses of $1.2 million. Partially offsetting this decrease was an increase in gross profit of $1.0 million.
          The Company’s other income and (expense) was $(1.0) million for the nine month period ending April 30, 2006, compared to $(.5) million for the same period the previous year. Interest expense increased to $1.3 million for the nine month period ending April 30, 2006, from $.9 million for the same period in the previous year while interest income decreased to $.3 million compared to $.4 million in the prior period. The increase in the Company’s other income and net interest (expense) resulted primarily from a decrease in interest income and additional interest expense of $.4 million due principally on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $.1 million.
          Net income decreased by $.4 million to $2.6 million compared to $3.0 million for the same period the previous year. The net income decrease was primarily due to the increase in interest expense of $.4 million principally on outstanding debt.
Operating Segments – nine months ended April 30, 2006 compared to nine months ended April 30, 2005
Wholesale Distribution
          Net sales and other revenue for the nine month period ended April 30, 2006 decreased by 1.52% or $4.4 million. Net sales and other revenue for the nine month period ending April 30, 2006 totaled $287.4 million compared to $291.8 million for the same nine month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to existing customers of $10.5 million, which $6.0 million of this decrease is a result of a 2006 vendor contract change which moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, and ships the products. Partially offsetting this decrease was an increase in sales to new customers of $8.1 million, and an increase in agency sales commission income of $.4 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate increased $2.4 million compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. The Company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholders during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period.
          Cost of sales decreased $4.4 million to $260.5 million for the nine month period ended April 30, 2006 compared to $264.9 million for the previous year. This decrease is primarily attributable to decreased cost of goods sold of $3.2 million and an increase in sales performance incentives earned by the Company of $1.3 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.
          Gross profit decreased by $.1 million to $26.8 million compared to $26.9 million for the same nine month period in the prior fiscal year. This decrease was primarily due to increased freight expense of $.2 million. Gross profit as a percentage of total revenue was 9.3% for the nine month period ended April 30, 2006 compared to 9.2% for the same nine month period in the prior fiscal year due to a decrease in cost of sales as a percentage of revenue.
          Operating, general and administrative expenses increased by $.1 million to $21.7 million for the nine month period ended April 30, 2006 compared to $21.6 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.4 million, an increase in depreciation expense of $.1 million, and a decrease in marketing income of $.3 million. Partially offsetting this increase was a decrease in bad debt expense of $.6 million, and a decrease in employee expenses of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ended April 30, 2006 were 7.6% compared 7.4% for the nine month period ended April 30, 2005.
          Operating income decreased by $.2 million to $5.1 million for the nine month period ended April 30, 2006 compared to $5.3 million for the previous year. This decrease is primarily attributable to the decrease in gross profit of $.1 million and increase in operating, general and administrative expenses of $.1 million.
Logistics Services
          Net sales and other revenue for the nine month period ending April 30, 2006 decreased by $1.5 million. Net sales and other revenue for the nine month period ended April 30, 2006 totaled $.3 million compared to $1.8 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers. The Company anticipates that this trend will continue.
          Cost of sales decreased by $1.5 million to $.3 million during the nine month period ended April 30, 2006 compared to $1.8 million for the same period during the previous fiscal year. This decrease is primarily attributable to decreased cost of goods sold of $1.5 million. The cost of goods sold includes the Company’s inventory product cost.
          Gross profit decreased by $15 thousand to $33 thousand during the nine month period ended April 30, 2006 compared to $48 thousand for the same period during the previous fiscal year. This decrease was primarily due to the decrease in revenue. Gross profit as a percentage of total revenue was 9.8% for the nine month period ended April 30, 2006 compared to 2.6% for the same period the previous year due to a decrease in cost of sales as a percentage of revenue.

          Operating, general and administrative expenses are nominal for this segment and for the nine month periods ended April 30, 2006 and 2005.
          Operating income decreased by $14 thousand to $33 thousand for the nine month period ended April 30, 2006 compared to $47 thousand for the same period the previous year. This decrease is primarily attributable to a decrease in gross profit.
Direct Customer Services
          Net sales and other revenue for the nine month period ended April 30, 2006 increased by 25.1% or $8.0 million. Net sales and other revenue for the nine month period ended April 30, 2006 totaled $40.1 million compared to $32.1 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to existing customers of $4.7 million and an increase in sales to new customers of $3.4 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers.
          Cost of sales increased by $6.9 million to $34.9 million in the nine month period ended April 30, 2006 compared to $28.0 million for the same period the previous fiscal year. This increase is primarily attributable to an increase in cost of goods sold of $8.2 million and an increase in sales performance incentives earned by the Company of $1.3 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.
          Gross profit increased by $1.1 million to $5.2 million in the nine month period ended April 30, 2006 compared to $4.1 million for the same period the previous fiscal year. This increase is primarily attributable to increased sales margin on the purchases of animal health products of $.8 million and sales performance incentives earned from the manufacturers of animal health products by this segment of $.5 million. Gross profit as a percentage of total revenue was 13.1% for the nine month period ended April 30, 2006 compared to 12.8% for the nine month period ended April 30, 2005.
          Operating, general and administrative expenses increased by $1.0 million to $4.6 million for the nine month period ended April 30, 2006 compared to $3.6 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee expenses of $.5 million and an increase in distribution center and administrative support expenses of $.4 million. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ended April 30, 2006 were 11.6% compared to 11.4% during the same nine month period ended April 30, 2005.
          Operating income increased by $.1 million to $.6 million for the nine month period ended April 30, 2006 compared to $.5 million for the same period the previous year. This increase was primarily attributable to an increase in gross profit of $1.1 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $1.0 million.
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
Liquidity and Capital Resources
          The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the nine month period ended April 30, 2006, there were no additional material commitments for capital expenses.
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
          In October 2002, the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for approximately $808,000 in order to provide the Company with land available for future expansion of its Omaha facility. In addition to the purchase of the additional 10 acres in Omaha, the Company made significant capital investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. The Company purchased some of the equipment in February 2003 by using a capital lease in the amount of $343,075, with interest at 4.58% and monthly payments of $10,218 through February 2006. This equipment capital lease obligation was settled in full.
          In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and U.S. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note, which matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of April 30, 2006, the Company had $1,897,889 outstanding on the Term Promissory Note.
          On December 28, 2004, the Company, ProConn, Exact Logistics and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit from $25,000,000 to $40,000,000 and the Company agreed to amend its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note for $40,000,000 among U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note, which matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio. As of April 30, 2006, the variable interest rate at which the Revolving Promissory Note accrued interest was 6.69% and the Company had approximately $10.9 million outstanding thereunder.
          Both the Term Promissory Note and the Revolving Promissory Note are secured by a first and second mortgage held by U.S. Bank on the Company’s Omaha facility as well as a security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles. The Amended and Restated Loan Agreement imposes a number of conditions which must be met by the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank’s disbursement of loan funds under the Revolving Promissory Note, including, without limitation, meeting certain financial covenants and providing U.S. Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.
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
     Effective November 7, 2005, the Company executed a lease with a Kentucky limited liability company. Pursuant to the lease, the Company will lease certain premises located in Lexington, Kentucky. The lease has an initial term of seventeen months, commencing November 1, 2005, and ending March 31, 2007. The first installment of rent was due and payable upon execution of the lease. The Company intends to use the premises for storing and warehousing veterinary products.
          In addition, during the quarter, the Company’s Bylaws required the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of their stock or within one year following the date of death. The redemption amount is the original purchase price of the stock paid by the shareholder subject to adequate resources being available. On May 26, 2006, the Board of Directors amended the Company’s Bylaws. Such amendment provided, among other things, that the Company may, but is not obligated to, repurchase any share of common stock from a requesting shareholder. The Company’s Articles of Incorporation prohibit shareholders from selling, assigning or otherwise transferring their common stock to any person or entity, other than to the Company. The Company was contingently liable for $6.0 million as of April 30, 2006.
          Operating Activities. Net cash consumed by operating activities of $6.7 million for nine months ended April 30, 2005 was primarily attributable to an increase of $15.8 million in accounts receivable and were partially offset by an increase of $4.4 million in accounts payable and a decrease of $.4 million in inventory. Net cash consumed in operating activities of $6.6 million for nine months ending April 30, 2006 was primarily attributable to an increase of $4.9 million in accounts receivable and an increase of $4.4 million in inventories, which was partially offset by a decrease in accounts payable of $1.0 million.
          Investing Activities. Net cash consumed by investing activities of $1.1 million for the nine months ending April 30, 2005 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. Net cash consumed by investing activities of $1.0 million for the nine months ending April 30, 2006 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.
          Financing Activities. Net cash provided by financing activities of $6.9 million for period ending April 30, 2005 was primarily attributable to net loan proceeds of $7.6 million and were partially offset by a decrease of $1.0 million from the payments on long-term debt and capital lease obligation. Net cash provided by financing activities of $7.4 million for period ending April 30, 2006 was primarily attributable to net loan proceeds. The majority of the loan proceeds were on the Company’s revolving line of credit.
Off-Balance Sheet Arrangements
          At April 30, 2006, the Company did not have any off-balance sheet arrangements.
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
Major Customer, Major Suppliers and Credit Considerations
          Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 9% and 11.1% at April 30, 2006 and July 31, 2005, respectively. One vendor comprised a significant individual payable consisting of 41.1% and 38.3% of the Company’s payables at April 30, 2006 and July 31, 2005, respectively. The Company purchased inventory from one vendor consisting of 37.4% and 28% of all purchases at April 30, 2006 and April 30, 2005, respectively.
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
          In March 2006, FASB issued FASB Statement of Financial Accounting Standards (SFAS) No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. This statement is effective for all servicing assets or servicing liabilities acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.
          The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .69 percentage points (a 10% change from the interest rate as of April 30, 2006), assuming no change in the Company’s outstanding balance under the line of credit (approximately $10.9 million as of April 30, 2006), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $75 thousand.
          Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrued interest at a fixed rate of 5.77% per annum and matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 monthly installments of principal and interest in the amount of $76,904 which are payable through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of April 30, 2006, the Company had $1,897,889 outstanding on the Term Promissory Note.
          Under our Second Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $40,000,000 and evidenced by a Revolving Promissory Note dated December 28, 2004, among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. Advances made under the Revolving Promissory Note accrue interest, and at April 30, 2006, the variable interest rate at which the Revolving Promissory Note accrued interest was 6.69% and the Company had approximately $10.9 million outstanding thereunder.
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

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at April 30, 2006.
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
Changes in Internal Controls
          During the quarter ended April 30, 2006, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          (a) The Company has not sold any equity securities which were not registered under the Securities Act of 1933, as amended within the past three years prior to April 30, 2006.
          (b) Not applicable.
          (c) During the quarter ended April 30, 2006, the Company repurchased 6 shares of its common stock as set forth in the following table:
          Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

				Maximum Number
			Total Number of	of Shares That
	Total		Shares Purchased	May Yet Be
	Number of	Average	as Part of Publicly	Purchased Under
	Shares	Price Paid	Announced Plans	the Plans or
Period	Purchased	Per Share	or Programs(2)	Programs(3)
February 1 – February 28, 2006	3	$3,000	—	2,013
March 1 – March 31, 2006	2	$3,000	—	2,013
April 1 – April 30, 2006	1	$3,000	—	2,015

Total:	6	$3,000	—	2,015

(1)	Prior to May 26, 2006, the Company’s Bylaws required the Company to repurchase stock within ninety (90) days of receiving written notice from a shareholder requesting redemption of his, her, or its stock. Under the Articles of Incorporation, the Company may repurchase the share of common stock of any shareholder who is no longer a veterinarian or veterinary clinic or owes money to the Company and fails to make required payments. The redemption amount is the original purchase price of the stock paid by the shareholder. Currently, the price of each share is fixed at $3,000 as provided in the Articles of Incorporation. There is no expiration date. After May 26, 2006, the Company may, but is not required to, repurchase any share upon request of the shareholder.

(2)	Since inception, each shareholder of the Company has been entitled to have his, her, or its share redeemed in accordance with the Articles of Incorporation and Bylaws. See, Note 11 to the Company’s Condensed, Consolidated Financial Statements for the recent amendment to the Bylaws.

(3)	The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          None.
ITEM 5: OTHER INFORMATION
          None.
ITEM 6: EXHIBITS

Exhibit
No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

4.1	Certificate of Professional Veterinary Products, Ltd. (4)

4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

23	Consent of Quick & McFarlin, P.C. for the quarter ended April 30, 2006 #

31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer #

31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, by Neal Soderquist, the Company’s Chief Financial Officer #

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Dr. Lionel L. Reilly, the Company’s Chief Executive Officer, and Neal Soderquist, the Company’s Chief Financial Officer #

#	Filed herewith
The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:
(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.

(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 14, 2006	PROFESSIONAL VETERINARY PRODUCTS, LTD.

/s/ Dr. Lionel L. Reilly

Dr. Lionel L. Reilly,
President and Chief Executive Officer

/s/ Neal B. Soderquist

Neal B. Soderquist, Chief Financial Officer and
Vice President