Form 10-K
period 2006-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2006-10-30
CIK 947425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the fiscal year ended July 31, 2006, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from ___________ to ____________.

Commission file number: 000-26326

PROFESSIONAL VETERINARY PRODUCTS, LTD.

(Exact name of Registrant as specified in its charter)

Nebraska	37-1119387
(State or other jurisdiction of	(IRS Employer
Incorporation or organization	Identification No.)

10077 South 134th Street

Omaha, Nebraska 68138

(402) 331-4440

(Address and telephone number of Registrant’s principal executive offices)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, par value

$1.00 per share

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer; as defined in Rule 405 of the

Securities Act.	Yes	☐	No	☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section

15 (d) of the Act.	Yes	☐	No	☒

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-

accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the

Exchange Act.

Large accelerated filer   ☐Accelerated filer☐Non-accelerated filer☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of January 31, 2006, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $5,940,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2006, 2,043 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2006 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2006 are incorporated by reference into Part III of this Annual Report on Form 10-K.

		TABLE OF CONTENTS
		Page

PART I
	ITEM 1.	BUSINESS	1
	ITEM 1A.	RISK FACTORS	6
	ITEM 1B.	UNRESOLVED STAFF COMMENTS	13
	ITEM 2.	PROPERTIES	13
	ITEM 3.	LEGAL PROCEEDINGS	13
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II
	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
		STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
		SECURITIES	13
	ITEM 6.	SELECTED FINANCIAL DATA	15
	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS	16
	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
		RISK	26
	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE	27
	ITEM 9A.	CONTROLS AND PROCEDURES	27
	ITEM 9B.	OTHER INFORMATION	28
PART II
	ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	28
	ITEM 11.	EXECUTIVE COMPENSATION	28
	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED SHAREHOLDER MATTERS	28
	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	29
	ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	29
PART IV
	ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	29
	SIGNATURES

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

Overview

The Company is a leading wholesale distributor of animal health products to practicing veterinarians and their related businesses. The Company distributes to its customers approximately 20,000 different products including biologicals, pharmaceuticals, parasiticides, instruments and equipment. Approximately 11,000 products are inventoried for immediate shipment and the remaining items are either drop-shipped from the manufacturer to the customer or are special order items. The Company primarily sells branded products as marketed by the major animal health manufacturers and suppliers. The Company does not currently private label any products, but would consider a private label product agreement if there was a competitive advantage for doing so.

The Company operates through three operating segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items and accounted for approximately 88% of net sales and other revenue during fiscal year 2006. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segments” below and Note 12 of the Company’s 2006 Consolidated Financial Statements for quantitative segment information.

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

Initially, the Company distributed its products predominately to existing shareholders who were veterinarians or business entities established to deliver veterinary services and/or products in which medical decisions were made by licensed veterinarians. Each shareholder was and is limited to ownership of one share of common stock. In fiscal year 2006, net sales and other revenues to shareholders totaled $273 million or 74.1% of total net sales and other revenue.

The Company’s fiscal year begins on August 1 and concludes on July 31 of the following year.

Value-Added Services

The Company offers its customers and suppliers a comprehensive menu of value-added services. These services allow individual customers to choose various selections based on their individual needs such as on-line ordering, inventory management, employee management, pharmacy and special order fulfillment. The Company manages a database of all transactions so that its customers may maximize their participation in promotions frequently offered by suppliers. Customers are periodically apprised, either by phone or mailings, of their level of participation in these promotions. This promotional tracking service gives customers the option to maximize their participation in promotions which can ultimately increase their profitability and allow them to more effectively compete in certain markets.

The Company has developed a multi-day inventory management and purchasing techniques seminar for its customers. This seminar is held at one of the four company locations. Customers are trained to better use the Company’s resources and also be increasingly efficient in managing their product and inventory activities.

The Company has developed a multi-day employee management and leadership seminar for its customers. This seminar is held on and offsite in selected locations. Customers are trained to effectively manage employees and learn effective leadership principles and skills for their clinics.

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

Our Shareholders

As of July 31, 2006, the Company had 2,042 shareholders, all of whom were veterinarians or veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the southern United States. Our shareholders also are our primary customers. No shareholder represented more than 2% of the Company’s total net revenues during fiscal year 2006.

Due to the geographical location of the majority of its shareholders, nearly 47% of the Company’s gross sales are related to products used for the treatment and/or prevention of diseases in food animals. The balance of product sales is for the treatment and/or prevention of diseases in companion animals and equine, which represents changing trends in veterinary medicine and is discussed further under “Business-Customers and Suppliers.”

Rebates to Shareholders

The Company issues rebates which are earned by its shareholders. Such rebates are calculated according to current practices of management, based on eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements.

Effective August 1, 2003, the Company modified its policies and procedures relating to the shareholder rebate in order to address concerns regarding late payments by shareholders. The determination of the amount rebated back to shareholders by credit memo during any fiscal year will include a review of whether the respective shareholder made timely payments to the Company and whether there are any past due invoices over 90 days as of the end of the fiscal year. The Company will determine the shareholder’s “average days to pay” which is the number of days past the due date on which the Company receives the shareholder payment. If the average days to pay exceed 30 days, the amount of the rebate credited back to the shareholder will be reduced according to the Company’s then current reduction percentage policy. If a shareholder has any unpaid amount which is more than 90 days past due as of the fiscal year end, no rebate will be issued to the shareholder for that fiscal year.

Effective May 26, 2006, the Company adopted amendments to its policies and procedures relating to the shareholder rebate. From time to time designated corporate officers shall determine the amount to be returned to each shareholder. Such amounts shall not include any amounts which the designated officers conclude are required for the ongoing conduct and or expansion of the Company’s business. The Company shall issue to shareholders these amounts (hereafter referred to as the “product price reduction rebates”) based upon the shareholders’ eligible product purchases from the Company. If a shareholder is entitled to a product price reduction rebate, the shareholder shall be issued a credit memo at least once per fiscal year. The determination by the designated officers, upon approval of the Board of Directors, of the terms of the product price reduction rebate and the communication of such terms to the shareholder shall constitute a legally binding obligation on the part of the Company to issue the credit memo.

Company Subsidiaries

The Company has two direct wholly-owned subsidiaries: Exact Logistics, LLC (“Exact Logistics”) and ProConn, LLC (“ProConn”). Exact Logistics and ProConn were organized in the State of Nebraska on December 6, 2000 and are limited liability companies that are single member entities and 100% owned by the Company. The purpose of Exact Logistics is to provide logistics and distribution service operations for vendors of animal health products and business to business type transactions. Exact Logistics distributes products primarily to other animal health companies.

The purpose of ProConn is to act as a supplier of animal health products directly to the producer and/or consumer. Producers and end users order veterinary products directly from ProConn. ProConn then sells and delivers the products directly to producers and consumers. ProConn is responsible for all shipping, billing and related services. As part of its business operations, ProConn may enter into an agreement with “veterinarians of record” pursuant to which ProConn agrees to pay the “veterinarian of record” a percentage of the sale received by ProConn from qualified purchases. The “veterinarian of record” is responsible for providing various services to the producers and consumers, including, without limitation, conducting on-site visits of producers’ facilities, reviewing the producers’ or consumers’ data pertaining to purchases from ProConn, and maintaining compliance with all pharmaceutical-related laws, regulations and any applicable food safety guidelines.

Operating Segments

The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. Additional information including the sales and operating profits of each operating segment and the identifiable assets attributable to each operating segment for each of the three years in the period ended July 31, 2006 is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12 of the 2006 Consolidated Financial Statements.

Financial Information About Geographic Areas

All of the Company’s customers and assets are located in the United States. The Company does not export any products outside of the United States.

MARKETLink

In August 1999, the Company, American Animal Hospital Association (AAHA) and AAHA Services Corporation (SERVCO) d/b/a MARKETLink, a whole-owned subsidiary of AAHA, entered into an agreement pursuant to which the Company became the logistics partner for MARKETLink. MARKETLink is a buying group and provides distribution services to its veterinary clinic members. AAHA has over 36,000 members who hold different jobs in various veterinary clinics, including veterinarians, technicians, managers, and receptionists who provide services to companion animals. AAHA established MARKETLink based on a belief that it was possible to improve the purchasing economics of its members’ practices by allowing members to buy animal health products at low average prices while maintaining or exceeding the level of service obtained by existing distributors.

Through MARKETLink, members of AAHA are able to purchase products directly from MARKETLink at a cost savings. Under the terms of the August 1999 Agreement, SERVCO has certain responsibilities, including, without limitation, marketing the MARKETLink program, determining the mix, price, sales and shipping policies and line of products, and being responsible for all aspects of the credit approval, accounts receivable and collections in connection with the sale of MARKETLink products. The Company’s responsibilities include, without limitation, purchasing and managing the required inventory, paying all accounts payable and complying with other contract terms with manufacturers, suppliers or customers relating to shipping, receiving and billing for MARKETLink products, maintaining sales and service representatives for all in-bound and out-bound telephone sales necessary to process orders, cross-selling alternative products, implementing special promotional programs, and fulfilling and shipping all orders received via the Company’s MARKETLink sales and service representatives or the SERVCO email order entry system, including at the time of shipment a MARKETLink invoice in the shipment.

In June 2000, the Company purchased a 20% interest in MARKETLink for $1,500,000. After the transaction, the remaining 80% continued to be owned by AAHA. Lionel L. Reilly, the Company’s CEO and President serves on the Board of Directors of SERVCO.

During the fiscal year ended July 31, 2006, MARKETLink represented approximately 10.6% of the Company’s total net sales and other revenue. On July 1, 2006, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement ending June 30, 2006 for logistics and other operational services. The Company and SERVCO agreed to extend the agreement through September 30, 2006. Final changes to the agreement are under discussion, and it is likely that the Company will extend the agreement with SERVCO.

Customers and Suppliers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers (excluding MARKETLink) would not have a material adverse effect on our results. Except for MARKETLink, no single customer accounted for more than 2% of the Company’s total net sales and other revenue for fiscal 2006. The Company currently has an agreement with MARKETLink and believes that its relationship with MARKETLink currently is good and will be a long lasting relationship. The Company typically does not enter into long-term contracts with its customers. To offset the loss of any customers, the Company continually seeks to diversify its customer base.

The changing trends of veterinary medicine have resulted in a gradual shift toward the sale of more “companion animal” products which accounted for 53% of the Company’s revenues in fiscal year 2006. We believe that consolidation of small privately owned veterinary clinics is likely and will result in an increasing number of larger veterinary practice business units. As a result, the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.

There are two major types of transactions that affect the flow of products to the Company’s customers. Traditional “buy/sell” transactions account for a significant majority of the Company’s business. In this type of transaction the customer places an order with the Company, which is then picked, packed, shipped, invoiced to the customer, followed by payment from the customer to the Company. There are a few product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product. The manufacturer retains title in accordance with the distribution agreements for these products. The “consignment” transactions account for approximately 2% of the Company’s total net sales and other revenue. The Company inventories these products for the manufacturer but does not pay the manufacturer until the product is sold to the customer and reported to the manufacturer. The Company is responsible for maintaining insurance on the products but the value of the product is not included in the inventory for accounting purposes. Animal health manufacturers create and implement sales promotions for the products they distribute to the veterinarian. These promotions reward veterinarians for their purchases of certain products or volume of products. The Company submits the relevant purchase data to the manufacturer. The Company is paid or reimbursed by the manufacturer, and the veterinarian receives value pursuant to the terms of the promotion.

A second transaction model used by the Company is termed the “agency agreement.” Under this approach, the Company receives orders for products from its customers. The Company transmits the order to the manufacturer who then picks, packs, ships, invoices and collects payment from the customer. The Company receives a commission payment for soliciting the order as well as for providing other customer service activities. The Company’s operating expenses associated with this type of sale may be lower than the traditional buy/sell transaction. Agency selling allows the manufacturer and the Company to immediately react to market conditions. This arrangement allows the manufacturer to establish and standardize the price of its products in the market. This current information often is used by the Company and the various manufacturers to develop data based marketing programs. The mode of selling products to veterinarians is dictated by the manufacturer.

Product returns from our customers and to our suppliers occur in the ordinary course of business. The Company extends to its customers the same return of goods policies as extended to the Company by the various manufacturers. The Company does not believe its operations will be adversely impacted due to the return of products. Product returns have a minimal impact on the Company’s performance.

Our two largest vendors comprised 36.1% and 8.8%, respectively, of all of the Company’s purchases for fiscal year 2006. Two vendors comprised 29.5% and 13.1%, respectively, of all of the Company’s purchases for fiscal year 2005. Management believes the loss of any major vendor may have a material adverse effect on our results of operation, including the loss of one or both of our two largest vendors. Currently, the Company believes that its relationships with its two largest vendors are good.

The Animal Health Industry

A national veterinary organization lists over 24,000 veterinary practices in the United States. There are nearly 60,000 veterinarians practicing in the various disciplines of veterinary medicine. Two-thirds of the veterinarians in private clinical practice predominantly specialize in companion animal medicine. The Company provides products and services to this segment of business and intends to meet the product and supply needs of the private clinical practice specialized in this area. The actual Compounded Annual Growth Rate was 2% for the last 5 years and is forecasted to remain in the 2% to 3% range for the next 5 years.

Based on industry sources, the U.S. animal health manufacturer sales of biologicals, pharmaceuticals, insecticides and other packaged goods exceeded $5 billion for calendar year 2005, an increase of 5% compared to 2004. Gains for 2007 will be driven by the continuing threat of animal disease, ongoing food safety concerns and the rapid growth in the pet population. Diagnostic chemicals and vaccines will be the fastest growing animal health products. Large animal producers, farms and households will help lead the market gains. In recent years, spending on companion animals, including dogs, cats and horses, has overtaken spending on farm animals. In 2005, companion animal products accounted for nearly 55% of the total sales in the industry.

The companion animal market is experiencing considerable growth driven by strong product developments, general aging in the pet population, and increased spending per animal. Several new therapeutic and preventative products have contributed to most of this increased sales volume. Nutraceuticals (nutritional pharmaceuticals) have an increasing presence in the companion animal market.

Consolidation is a primary force reshaping the animal health industry. We believe, based on industry sources, sales by the top ten animal health product manufacturers globally account for over 82% of the U.S. market. At this time, the top five U.S. animal health product companies have a market share that nears 54% of the total animal health business.

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

Employees

As of July 31, 2006 the Company had 350 employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We believe that we have a stable and productive workforce and consider our relationships with our employees to be good.

Trademarks

The Company has registered the marks “PVP LTD.” and design, “PVPL”, and “PROCONN” and is in the process of registering the mark “EXACT LOGISTICS” with the United States Patent and Trademark Office. The Company believes that the marks are well recognized in the animal health products industry and by veterinarians and therefore are valuable assets. Once registered, the trademarks will be valid as long as they are in use and/or the registrations are properly maintained, and the marks have not been found to have become generic.

ITEM 1A.	RISK FACTORS

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

Failure to Manage Growth Could Impair Our Business

Our business has grown rapidly. Our revenues increased from $239.9 million in fiscal 2002 to $368.9 million in fiscal 2006. During that same period, we have expanded our operations in the United States.

It may be difficult to manage rapid growth in the future, and our future success depends on our ability to implement and/or maintain:

•	Sales and marketing programs;
•	Customer support programs;
•	Current and new product and service lines;
•	Technical support which equals or exceeds our competitors;
•	Vendor relationships;
•	Recruitment and training of new personnel; and
•	Operational and financial control systems.

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

There is No Market for Our Stock and the Value of the Stock Will Not Increase

There is no established public trading market for the Company’s common stock, and there will be no established public trading market after this offering. Sales are limited to licensed veterinarians and veterinary clinics, and our common stock will not be sold, assigned, or otherwise transferred to anyone other than the Company. The price of each share is fixed at $3,000, or such lesser amount as determined by the Board of Directors in its discretion as provided in our Articles of Incorporation. A share will not increase in value. If a shareholder wishes to redeem his, her or its share, the shareholder must sell it to the Company, and the Company may, but is not obligated to purchase such share. If the Company elects to purchase the share, such shareholder will receive only the amount he, she or it paid for the share.

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

Many of our competitors have distribution strategies that directly compete with us. We have many competitors including Walco International, Inc., Butler Animal Health Supply, LLC, Lextron Animal Health, Inc., MWI Veterinary Supply Co., and J.A. Webster, Inc. d/b/a Webster Veterinary Supply.

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

Our Substantial Leverage Could Harm Our Business By Limiting Our Available Cash and Our Access To Additional Capital

As of July 31, 2006, our total long-term debt (excluding current portions) was approximately $4.1 million, and we had $6.1 million outstanding under our revolving credit facility and an additional $17.9 million of borrowing base capacity available under such facility. Our degree of leverage could have important consequences for you, including the following:

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

Our Variable Rate Indebtedness Subjects Us To Interest Rate Risk, Which Could Cause Our Debt Service Obligations To Increase Significantly

Certain of our borrowings, primarily borrowings under our revolving line of credit, are at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt for the year ended July 31, 2006 was approximately $6.1 million with related interest expense of $1.3 million. A 1% increase in the average interest rate would increase future interest expense by approximately $201 thousand per year assuming an average outstanding balance under the revolving line of credit of $20.1 million.

We Rely Substantially On Third-Party Suppliers, and the Loss Of Products or Delays In Product Availability From One Or More Third-Party Suppliers Could Substantially Harm Our Business

We must contract for the supply of current and future products of appropriate quantity, quality and cost. Such products must be available on a timely basis and be in compliance with any regulatory requirements. Failure to do so could substantially harm our business.

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

We Rely Upon Third Parties to Ship Products to Our Customers and Interruptions in Their Operations Could Harm Our Business, Financial Condition and Results of Operations

We use UPS and FedEx as our primary delivery services for our air and ground shipments of products to our customers. If there were any significant service interruptions, there can be no assurance that we could engage alternative service providers to deliver these products in either a timely or cost-efficient manner, particularly in rural areas where many of our customers are located. Any strikes, slowdowns, transportation disruptions or other adverse conditions in the transportation industry experienced by any of our delivery services could impair or disrupt our ability to deliver our products to our customers on a timely basis and could have a material adverse effect upon our customer relationships, business, financial condition and results of operations. In addition, any increase in the shipping costs, including fuel surcharge, could have an adverse effect on our financial condition and results of operations.

We Are Exposed To Potential Risks From Recent Legislation Requiring Companies To Evaluate Their Internal Control Over Financial Reporting

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ending July 31, 2008. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Changes in the Veterinary Distribution Industry Could Adversely Affect Our Business

The veterinary distribution industry is subject to changing political, economic and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products and the Company is subject to regulation, either directly or indirectly, by the USDA, the FDA and the DEA. To the extent the political party in power changes, whether in the executive or legislative branch, the regulatory stance these agencies take could change. Our suppliers are subject to regulation by the USDA, the FDA, the DEA, and the Environmental Protection Agency (EPA), and material changes to the applicable regulations could affect the supplier’s ability to manufacture certain products which could adversely impact the Company’s product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding of such programs could have an adverse impact on our customer’s financial position which could lead to decreased sales.

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

Our Business, Financial Condition And Results of Operations Depend Upon Maintaining Our Relationships With Vendors

We currently distribute more than 20,000 products sourced from more than 250 vendors. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top three vendors, Pfizer, Inc., Bayer Corporation, and Fort Dodge Laboratories supplied products that accounted for approximately 51.1% of our product purchases for the fiscal year ended July 31, 2006.

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

Some of our current and future vendors may decide to compete with us in the future by pursuing or increasing their efforts in direct marketing and sales of their products. These vendors could sell their products at lower prices and maintain a higher gross margin on their product sales than we can. In this event, veterinarians or animal owners may elect to purchase animal health products directly from these vendors. Increased competition from any vendor of animal health products could significantly reduce our market share and adversely impact our financial results.

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

If We Fail to Comply With or Become Subject to More Onerous Government Regulations, Our Business Could be Adversely Affected

The veterinary distribution industry is subject to changing political, economic and regulatory influences. Both state and federal government agencies regulate the distribution of certain animal health products, and the Company is subject to regulation, either directly or indirectly, by the USDA, the FDA, the EPA, and the DEA and state boards of pharmacy. The regulatory stance these agencies take could change. Our suppliers are subject to regulation by the USDA, the FDA, the DEA, and the EPA, and material changes to the applicable regulations could affect the supplier’s ability to manufacture certain products which could adversely impact the Company’s product supply. In addition, some of our customers may rely, in part, on farm and agricultural subsidy programs. Changes in the regulatory positions that impact the availability of funding for such programs could have an adverse impact on our customers’ financial positions which could lead to decreased sales.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company owns its building, which contains nearly 100,000 square feet of open warehouse space and 40,000 square feet of finished office area. The building is a facility the Company constructed and completed in late 1999 and is located on 9.6 acres of land in a newly developed industrial subdivision of Omaha, Nebraska. The latest in technology was incorporated into the design of the new facility to maximize distribution efficiencies. The building is subject to a first mortgage held by U.S. Bank. In October 2002, the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for approximately $808 thousand in order to provide the Company with land available for future expansion of its Omaha facility.

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

In February 2005, the Company entered into a written understanding to construct a 15,625 square foot building (the Building) in Hereford, Texas. The Building was completed in October 2005. Effective October 1, 2005, the Company entered into a lease with two individuals who are residents of the State of Texas. Pursuant to the lease, the Company leases the premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The lease has an initial term of five years, ending on September 30, 2010. The Company also has the option to renew the initial term of the lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company intends to use the premises for storing and warehousing veterinary products.

On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC, a Kentucky limited liability company (“IVG”). Pursuant to the lease agreement, the Company will lease certain premises located in Lexington, Kentucky. The lease agreement has an initial term of seventeen months, commencing November 1, 2005 and ending March 31, 2007. The Company uses the premises for storing and warehousing animal health products. On August 2, 2006, the Company executed a lease extension and addendum with ACH BRO LLC. The lease extension and addendum continues the lease agreement to and until July 31, 2007.

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

No matters were submitted to a vote of security holders during the quarter ended July 31, 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On September 30, 2006, there were 2,043 record holders of the Company’s common stock.

Shareholders have no preemptive rights or rights to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock other than optional redemption by the Company set forth in the Articles of Incorporation and Bylaws. The Company does not have any preferred stock authorized and has not issued any stock options, stock option plans, warrants, or other outstanding rights or entitlements to common stock.

The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company’s business and therefore does not currently anticipate paying cash dividends in the foreseeable future. The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three fiscal years ended July 31, 2006.

During the fourth quarter ended July 31, 2006, the Company (including its “affiliated purchasers”) repurchased 6 shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(3)
May 1 – May 31, 2006	3	$3,000	-	2,016
June 1 – June 30, 2006	3	$3,000	-	2,019
July 1 – July 31, 2006	0	--	-	2,042
Total:	6	$3,000	-	2,042

(1)           The Company’s Bylaws allow the Company to repurchase stock upon receipt of written notice from a shareholder requesting redemption of his, her, or its stock, and under the Articles of incorporation, the Company may repurchase shares of any stockholder who is no longer a veterinarian or veterinary clinic or owes money to the Company and fails to make required payments. The Company may, but is not obligated to repurchase the stock. The redemption amount is the original purchase price of the stock paid by the shareholder which is fixed at $3,000 per share as provided in the Articles of Incorporation. There is no expiration date for repurchase.

(2)           Since inception, each shareholder of the Company has been entitled to request that his, her, or its share be redeemed in accordance with the Articles of Incorporation and Bylaws.

(3)           The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company for each of the five years ended July 31, 2006. The historical selected financial data are derived from the Company’s Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. See Note 13 to the 2006 Consolidated Financial Statements for a discussion on the Company’s recent restatement of its financial statements. All amounts are in thousands except per share data.

	2002	2003	2004	2005	2006
	(Restated)	(Restated)	(Restated)
Net sales and other Revenues	239,922	298,919	335,421	387,249	368,926

Operating income	2,143	5,177	5,292	4,610	5,089
Net income	1,109	3,214	2,978	2,536	2,392
Income per share:
Operating income	1,386.42	2,987.10	4,421.11	3,677.01	3,611.71
Net income	717.14	1,854.47	2,487.77	2,022.61	1,697.62
Redeemable common shares outstanding used in the calculation	1,546	1,733	1,197	1,254	--
Common shares outstanding used in the calculation	--	--	--	--	1,409

Total assets	68,634	84,402	84,751	85,266	76,399

Total long-term obligations	5,076	7,972	5,982	5,109	5,375

Total number of shares subject to mandatory redemption(1)	--	--	716	731	-

Total number of common shares	--	--	--	--	2,042

Total number of redeemable common shares(1)	1,544	1,845	1,236	1,288	-

(1) For additional information on the Company’s shares, see Note 6 to the 2006 Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements, as restated, and accompanying notes that are included in this annual report.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements are contained principally in the sections entitled “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

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

In some cases, you can identify forward-looking statements by terms such as “may,” “intend,” “might,” “will,” “should,” “could,” “would,” “expect,” “believe,” “estimate,” “predict,” “potential,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these statements. We discuss many of these risks in this Annual Report on Form 10-K in greater detail under the heading “Risk Factors.” Also, these statements represent our estimates and assumptions only as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update or revise these forward-looking statements.

Note on Common Stock

Subsequent to the issuance of the Company’s consolidated financial statements for the year ended July 31, 2004, a review by the SEC initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on those discussions, management concluded that for accounting purposes, the Company’s common stock that was then classified as permanent equity be reclassified as temporary equity on its balance sheet in accordance with generally accepted accounting principles. For additional information on the restatement, see Note 13 to the Company’s Consolidated Financial Statements.

On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment deleted and replaced Section 5 (Share Redemption) with language granting the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management and its auditors concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable. All stock is now classified as common stock on the balance sheet for the fiscal year ending July 31, 2006.

All references to “common stock” herein include Shares Subject to Mandatory Redemption, Redeemable Common Stock, and Common Stock as described in the Company’s financial statements unless otherwise noted. For additional information on the Company’s shares, see Note 6 to the Company’s Consolidated Financial Statements.

Overview

Professional Veterinary Products, Ltd. provides distribution services of animal health products through three business segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business to business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer.

The Company’s Wholesale Distribution segment comprises the majority of its operations, representing approximately 88% of net sales and other revenue in fiscal 2006. Revenues are primarily earned by effectively distributing products to veterinarians or veterinary practices. The main factor that impacts net sales is the Company’s ability to offer a broad product line through excellent and knowledgeable customer service. For 2006, the Direct Customer Services segment represented approximately 12% of net sales and other revenues.

The Company’s revenues have increased from $239.9 million in fiscal year 2002 to $387.2 million in fiscal year 2005 with a slight decrease of $18.3 million to $368.9 million for fiscal year 2006. The Company distributes its products predominately to shareholders but over time has increased its sales to non-shareholders. In fiscal year 2006, net sales and other revenue to shareholders totaled $273 million or 74.1% of total net sales and other revenue.

Despite the slight decrease in 2006, we expect the long-term trend of increases in sales to continue as we continue to increase the number and type of customer accounts. We will continue our strategy of supporting the food producing animal veterinarian with a broad range of products and value-added services. In view of the increasing maturity of the food producing animal market, the Company must continue to look for future growth in the companion animal sector. The changing trends of veterinary medicine has resulted in a gradual shift toward the sale of more “companion animal” products which accounted for 53% of the Company’s revenues in fiscal year 2006.

The Company also differentiates itself from its competitors by providing annual product price reduction rebates to its shareholders. In fiscal 2005, the product price reduction rebates were approximately $5.2 million. In fiscal 2006, the product price reduction rebates were approximately $5.7 million.

We believe that there is likely to be consolidation of the many small privately owned veterinary clinics, which will result in an increasing number of larger veterinary practice business units. As a result, the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.

Current Assets

Current assets decreased by $8.1 million to $62.6 million for fiscal year 2006 compared to $70.7 million for the previous year. This decrease was primarily due to a decrease in accounts receivable which was partially offset by an increase in cash, inventories, and other current assets.

Current Liabilities

Current liabilities decreased by $9.9 million to $50.9 million for fiscal year 2006 compared to $60.8 million for the previous year. This decrease was primarily due to a decrease in accounts payable which was partially offset by an increase in the note payable due to U.S. Bank and other current liabilities.

Results of Operations

The following discussion is based on the historical results of operations for fiscal 2006, 2005 and 2004.

Summary Consolidated Results of Operations Table

	July 31, 2006	July 31, 2005	July 31, 2004
			(Restated)
	(In Thousands)
Net sales and other revenue	$368,926	$387,249	$335,421
Cost of sales	328,961	349,375	301,393
Gross profit	39,965	37,874	34,028
Operating, general and administrative expenses	34,876	33,264	28,736
Operating income	5,089	4,610	5,292

Interest expense, net	(1,320)	(680)	(678)
Other income (expense)	121	98	113

Income before taxes	3,890	4,028	4,727
Income tax expense	1,498	1,492	1,749

Net income	$2,392	$2,536	$2,978

Beginning retained earnings	11,731	9,195	6,217

Ending retained earnings	$14,123	$11,731	$9,195

Net sales and other revenue were $368.9 million in 2006, $387.2 million in 2005 and $335.4 million in 2004. The decrease in net sales and other revenue in 2006 over 2005 resulted primarily from a decrease in sales to existing customers of $31.5 million of which $12.0 million is a result of a 2006 vendor contract change which moved previous invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, and ships the products. Offsetting this decrease was an increase in sales to new customers of $13.2 million. The increase in net sales and other revenue in 2005 over 2004 resulted primarily from an increase in sales to new customers of $23.0 million and an increase in sales to existing customers of $28.8 million in the animal health industry.

Gross profit was $40.0 million in 2006, $37.9 million in 2005 and $34.0 million in 2004. The increase in gross profit in 2006 over 2005 resulted primarily from an increase in agency sales commission of $.6 million and an increase of sales performance incentives of $1.3 million. The increase in gross profit in 2005 over 2004 resulted primarily from increased net sales and other revenue while cost of sales remained constant as a percentage of net sales and other revenue. Cost of sales increased due to an increase of freight expense of $.7 million and an increase of sales performance incentives of $2.8 million.

Operating, general and administrative expenses were $34.9 million in 2006, $33.3 million in 2005 and $28.7 million in 2004. The increase in operating, general and administrative expenses in 2006 over 2005 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $1.1 million, an increase in computer supplies and computer support of $.4 million, an increase in depreciation expense of $.2 million and an increase in credit card fees of $.2 million. The increase in operating, general and administrative expenses in 2005 over 2004 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $2.0 million and an increase in other operating, general and administrative expenses of $2.5 million to support the increase in revenue.

Operating income was $5.1 million in 2006, $4.6 million in 2005 and $5.3 million in 2004. The increase in operating income in 2006 over 2005 resulted primarily from a decrease in cost of sales of $20.4 million. Offsetting this increase was a decrease in net sales and other revenue of $18.3 million to customers and an increase in operating, general and administrative expenses of $1.6 million. The decrease in operating income in 2005 over 2004 resulted primarily from an increase in cost of sales of $48.0 million and an increase in operating, general and administrative expenses of $4.5 million. Offsetting this decrease was an increase in net sales and other revenue of $51.8 million to customers in the animal health industry.

The Company’s other income and interest (expense) was $(1.2) million in 2006, $(582) thousand in 2005 and $(565) thousand in 2004. The increase in the Company’s other income and interest (expense) in 2006 over 2005 resulted primarily from an increase in interest expense of $456 thousand, which was due principally on outstanding debt, a decrease in the finance charges on past due accounts receivable of $184 thousand, and a decrease to other income primarily attributable to assets sold of $35 thousand. Partially offsetting this increase was an increase in equity earnings of unconsolidated affiliate of $58 thousand. The increase in the Company’s other income and interest (expense) in 2005 over 2004 resulted primarily from an increase in interest expense of $84 thousand, which was due principally on outstanding debt and a decrease in equity earnings of unconsolidated affiliate of $53 thousand. Partially offsetting this increase was an increase in the finance charges on past due accounts receivable of $82 thousand and an increase to other income primarily attributable to assets sold of $38 thousand.

Contractual Obligations and Commitments

The Company’s contractual obligations (in thousands) at July 31, 2006 mature as follows:

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans payable to banks	$6,103	$6,103	$-	$-	$-
Capital lease commitments	133	76	57	-	-
Operating lease commitments	525	317	208	-	-
Long-term debt obligations (including current portion)(1)	5,755	1,307	4,448	-	-

Total contractual Obligations(2)	$12,516	$7,803	$4,713	$-	$-

(1) Interest payments due on long-term debt for less than 1 year are $316, 1-3 years are $452, 3-5 years are $0, and after 5 years are $0.

(2) See Note 8 and 11 of the Consolidated Financial Statements for additional information.

The Company’s Bylaws allow the Company to repurchase stock upon receipt of written notice from a shareholder requesting redemption of his, her, or its stock. The Company may, but is not obligated to repurchase the stock. The redemption amount is the original purchase price of the stock paid by the shareholder, which is fixed at $3,000 per share as provided in the Articles of Incorporation.

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

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 12 of the Company’s 2006 Consolidated Financial Statements for additional quantitative segment information.

The following table summarizes the Company’s operations by business segment:

	Year Ended
	July 31, 2006	July 31, 2005	July 31, 2004
		(in thousands)
NET SALES AND OTHER REVENUE
Wholesale Distribution	$367,288	$386,073	$333,290
Logistics Services	426	1,930	1,246
Direct Customer Services	50,412	42,926	31,479
Eliminations	(49,200)	(43,680)	(30,594)
Consolidated Total	$368,926	$387,249	$335,421
COST OF SALES
Wholesale Distribution	333,513	352,980	303,248
Logistics Services	380	1,877	1,190
Direct Customer Services	43,387	37,432	27,325
Eliminations	(48,319)	(42,914)	(30,370)
Consolidated Total	$328,961	$349,375	$301,393
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
Wholesale Distribution	28,768	28,420	24,692
Logistics Services	-	1	-
Direct Customer Services	6,108	4,843	4,044
Eliminations	-	-	-
Consolidated Total	$34,876	$33,264	$28,736
BUSINESS SEGMENT ASSETS
Wholesale Distribution	$75,649	$84,574	$84,128
Logistics Services	346	300	248
Direct Customer Services	10,832	10,131	666
Eliminations	(10,428)	(9,739)	(291)
Consolidated Total	$76,399	$85,266	$84,751

Wholesale Distribution

Net sales and other revenue for our wholesale distribution segment were $367.3 million in 2006, $386.1 million in 2005 and $333.3 million in 2004. The decrease in net sales and other revenue in 2006 over 2005 resulted primarily from a decrease in sales to existing customers in the animal health industry of $33.6 million of which $12.0 million is a result of a 2006 vendor contract change which moved previous invoiced sales to a commission-based agency relationship, an increase in sales returns of $.9 million, and an increase in the shareholder rebate of $.4 million. Partially offsetting this decrease was an increase in sales to new customers in the animal health industry of $9.1 million, an increase in sales of consolidated affiliates of $6.6 million, an increase in agency sales commission of $.6 million, and an increase in equity earnings from consolidated affiliates of $.1 million. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, and ships the products. The Company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period. Rebates are netted against sales and accounts receivable on the Company’s financial statements. The increase in net sales and other revenue in 2005 over 2004 resulted primarily from an increase in sales to customers of $53.6 million and an increase in equity earnings from consolidated affiliates of $.5 million. Partially offsetting this increase was an increase in sales returns of $1.3 million.

Gross profit for our wholesale distribution segment was $33.8 million in 2006, $33.1 million in 2005 and $30.0 million in 2004. The increase in gross profit in 2006 over 2005 resulted primarily from a decrease in cost of sales of $18.8 million and an increase in sales performance incentives of $.5 million. This increase was offset primarily due to a decrease in sales to customers of $18.8 million. The increase in gross profit in 2005 over 2004 resulted primarily from an increase in net sales and other revenue of $52.8 million. This increase was offset primarily due to an increase in cost of sales of $49.7 million, which increased due to an increase in freight expense of $.5 million and an increase of sales performance incentives earned by this business segment of $1.8 million.

Operating, general and administrative expenses for our wholesale distribution segment were $28.8 million in 2006, $28.4 million in 2005 and $24.7 million in 2004. The increase in operating, general and administrative expense in 2006 over 2005 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.6 million, an increase in computer supplies and computer support of $.4 million, and an increase in depreciation expense of $.2 million. This increase was offset primarily due to a decrease in bad debt expense of $.6 million, a decrease in communication expense of $.1 million, and a decrease in professional services of $.1 million. The increase in operating, general and administrative expenses in 2005 over 2004 resulted primarily from an increase of payroll, payroll taxes, and employee benefits of $1.4 million and an increase of $2.3 million in other operating, general and administrative expenses to support the increase in revenue.

Operating income for our wholesale distribution segment was $5.0 million in 2006, $4.7 million in 2005 and $5.3 million in 2004. The increase in operating income from 2006 over 2005 resulted primarily from a decrease in cost of sales of $18.8 million and an increase in sales performance incentives of $.5 million. Offsetting this increase was a decrease in net sales and other revenue of $18.8 million to customers and an increase in operating, general and administrative expenses of $.3 million. The decrease in operating income from 2005 over 2004 resulted primarily from an increase in cost of sales of $49.7 million and an increase in operating, general and administrative expenses of $3.7 million to support the increased revenue. Partially offsetting this decrease was an increase of net sales and other revenue of $52.8 million.

Assets decreased by $8.9 million to $75.7 million for fiscal year 2006 compared to $84.6 million for the previous year. This decrease was primarily due to a decrease in accounts receivable and other assets which were partially offset by an increase in cash and inventories.

Logistics Services

Net sales and other revenue for our logistic services segment were $426 thousand in 2006, $1.9 million in 2005 and $1.2 million in 2004. The decrease in net sales and other revenue in 2006 over 2005 resulted primarily to decreased sales to other animal health wholesalers. The Company anticipates that this trend will continue. The increase in net sales and other revenue in 2005 over 2004 resulted primarily from an increase of $.8 million in sales to other animal health wholesalers. Partially offsetting this increase was an increase in sales returns of $.1 million.

Gross profit for our logistic services segment was $46 thousand in 2006, $53 thousand in 2005 and $56 thousand in 2004. The decrease in gross profit in 2006 over 2005 resulted primarily due to the decrease in revenue. The decrease in gross profit in 2005 over 2004 resulted primarily due to increased cost of sales of $687 thousand. Offsetting this decrease was an increase in net sales and other revenue of $684 thousand. Cost of sales included an increase of sales performance incentives for $35 thousand earned by this business segment.

Operating, general and administrative expenses for our logistic services segment were $0 in 2006, $1 thousand in 2005 and $0 in 2004. The decrease in operating, general and administrative expenses in 2006 over 2005 resulted primarily from a decrease in sales to other animal health wholesalers. The increase in operating, general and administrative expenses in 2005 over 2004 resulted primarily from an increase in sales to other animal health wholesalers.

Operating income for our logistic services segment was $46 thousand in 2006, $52 thousand in 2005 and $56 thousand in 2004. The decrease in operating income in 2006 over 2005 resulted primarily from a decrease in net sales and other revenue of $1.5 million. Offsetting this decrease was a decrease in cost of goods sold of $1.5 million and a decrease in operating, general and administrative expenses of $1 thousand. The decrease in operating income in 2005 over 2004 resulted primarily from an increase in cost of sales of $687 thousand and an increase in operating, general and administrative expenses of $1 thousand. Offsetting this decrease was an increase in net sales and other revenue of $684 thousand.

Assets increased by $46 thousand to $346 thousand for fiscal year 2006 compared to $300 thousand for the previous year. This increase was primarily due to an increase in accounts receivable.

Direct Customer Services

Net sales and other revenue for our direct customer services segment were $50.4 million in 2006, $43.0 million in 2005 and $31.5 million in 2004. The increase in net sales and other revenue in 2006 over 2005 resulted primarily from an increase in sales of $7.6 million to producers. Partially offsetting this increase was an increase in sales returns of $.2 million from producers. The increase in net sales and other revenue in 2005 over 2004 resulted primarily from an increase in sales of $11.7 million to producers. Partially offsetting this increase was an increase in sales returns of $.4 million from producers in the animal health industry.

Gross profit for our direct customer services segment was $7.0 million in 2006, $5.5 million in 2005 and $4.2 million in 2004. The increase in gross profit in 2006 over 2005 resulted primarily from an increase in sales performance incentives of $1.6 million. The increase in gross profit in 2005 over 2004 resulted primarily from an increase in net sales and other revenue of $11.5 million. Partially offsetting this increase was an increase in cost of sales of $10.1 million. Cost of sales included an increase of freight expense of $.2 million and an increase of sales performance incentives of $1.2 million earned by this business segment.

Operating, general and administrative expenses for our direct customer services segment were $6.1 million in 2006, $4.8 million in 2005 and $4.0 million in 2004. The increase in operating, general and administrative expenses in 2006 over 2005 resulted primarily from an increase in payroll, payroll taxes, and employee expenses and benefits of $.6 million, and an increase in distribution center and administrative support expenses of $.5 million. The increase in operating, general and administrative expenses in 2005 over 2004 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.6 million and an increase of $.2 million in other operating, general and administrative expenses in order to support the increase in revenue.

Operating income for our direct customer services segment was $.9 million in 2006, $.7 million in 2005 and $.1 million in 2004. The increase in operating income in 2006 over 2005 resulted primarily from an increase in net sales and other revenue of $7.5 million. Offsetting this increase was an increase of cost of sales of $6.0 million and an increase in operating, general and administrative expenses of $1.3 million. The increase in operating income in 2005 over 2004 resulted primarily from an increased net sales and other revenue of $11.5 million. Offsetting this increase was an increase of cost of sales of $10.1 million and an increase in operating, general and administrative expenses of $.8 million.

Assets increased by $.7 million to $10.8 million for fiscal year 2006 compared to $10.1 million for the previous year. This increase was primarily due to an increase in accounts receivable, inventory, and net property and equipment.

Seasonality in Operating Results

The Company’s quarterly sales and operating results have varied in the past and will likely continue to do so in the future. Historically, the Company’s sales are seasonable with peak sales in the spring and fall. The cyclical nature is directly tied to the significant amount of business the Company does in the livestock sector. Product use cycles are directly related to certain medical procedures performed by veterinarians on livestock during the spring and fall.

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

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At July 31, 2006, there were no additional material commitments for capital expenditures other than as noted below.

The Company also expended significant funds in the lease and purchase of its facilities. The Company leases a total of 87,500 square feet from Kinsley Equities II Limited Partnership for warehouse space in York, Pennsylvania. For additional information, see the section “Properties”.

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

In May 2003, the Company and U.S. Bank mutually agreed to amend and restate the Company’s Revolving Credit Agreement and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn and Exact Logistics also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and U.S. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrues interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Term Promissory Note, which matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of July 31, 2006, the Company had $1,693,869 outstanding on the Term Promissory Note.

On December 28, 2004, the Company, ProConn, Exact Logistics and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit from $25,000,000 to $40,000,000 and the Company agreed to amend its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit is evidenced by a Revolving Promissory Note for $40,000,000 among U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics are jointly and severally liable for the obligations under the Revolving Promissory Note, which matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrue interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio. As of July 31, 2006, the variable interest rate at which the Revolving Promissory Note accrued interest was 7.79% and the Company had approximately $6.1 million outstanding thereunder.

Both the Term Promissory Note and the Revolving Promissory Note are secured by a first mortgage held by U.S. Bank on the Company’s Omaha facility as well as a first security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, personal property and general intangibles. The Amended and Restated Loan Agreement imposes a number of conditions which must be met by the Company on an on-going basis prior to the U.S. Bank’s disbursement of loan funds under the Revolving Promissory Note, including, without limitation, meeting certain financial covenants and providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions will result in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note which permits U.S. Bank to accelerate the payment of the outstanding principal and accrued interest under both notes.

In April 2005, the Company signed a lease agreement with U.S. Bancorp Equipment Finance for voice picking equipment to be used in the Omaha, Nebraska and York, Pennsylvania facilities. The initial amount of the lease is in the amount of $207,996, with interest at 6.19% and monthly payments of $6,346 through April 2008.

Since October 1, 2005, the Company has been leasing approximately 15,625 square feet in Hereford, Texas. The lease has an initial term of five years, ending on September 30, 2010. The initial amount of the lease is in the amount of $54,688 per year. On November 7, 2005, the Company executed a lease agreement with IVG for certain premises located in Lexington, Kentucky. The lease agreement has an initial term of seventeen months, ending March 31, 2007. On August 2, 2006, the Company executed a lease extension and addendum with ACH BRO LLC. The lease extension and addendum continues the lease agreement to and until July 31, 2007. The amount of the lease is $4,308.32 per month. For additional information on these leases, see the section “Properties”.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. For the fiscal year ending July 31, 2004, net cash consumed by operating activities of $121 thousand was primarily attributable to decreases of $1.5 million in accounts receivable and $1.1 million in accounts payable. These were partially offset by an increase of $1.9 million in inventories. For the fiscal year ending July 31, 2005, net cash provided by operating activities of $9.8 million was primarily attributable to an increase of $6.4 million in accounts receivable and $6.3 million in accounts payable. These were partially offset by a decrease of $6 million in inventories. For the fiscal year ending July 31, 2006, net cash consumed by operating activities of $.9 million was primarily attributable to a decrease of $10.3 million in accounts receivable and $13.6 million in accounts payable. These were partially offset by an increase of $1.1 million in inventories.

Investing Activities. Net cash consumed by investing activities of $1.4 million in fiscal year ending July 31, 2004 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.2 million in fiscal year ending July 31, 2005 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.1 million in fiscal year ending July 31, 2006 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

Financing Activities. In the fiscal year ending July 31, 2004, net cash consumed by financing activities of $544 thousand was primarily attributable to $944 thousand in net loan payments, and $400 thousand from net proceeds from the issuance of shares subject to mandatory redemption and the issuance of redeemable common stock. In the fiscal year ending July 31, 2005, net cash consumed by financing activities of $9.0 million was primarily attributable to $9.3 million in net loan payments and capital lease obligations, and $.2 million from net proceeds from the issuance of shares subject to mandatory redemption and the issuance of redeemable common stock. In the fiscal year ending July 31, 2006, net cash provided by financing activities of $2.4 million was primarily attributable to $2.3 million in net loan proceeds, and $.1 million from net proceeds from the issuance of common stock.

Inflation

Most of our operating expenses are inflation-sensitive with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on employee wages and costs of products. We historically have limited the effects of inflation through certain cost control efforts.

Off-Balance Sheet Arrangements

At July 31, 2006, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The Securities and Exchange Commission (“SEC”) issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

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

Revenue Recognition

The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The revenue from “buy/sell” and consignment transactions are recorded at gross. Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is pervasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Inventories

Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.

Major Customer, Major Suppliers and Credit Concentrations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 15% of the Company’s receivables at July 31, 2006. One customer comprised a significant individual receivable consisting of 11.1% of the Company’s receivables at July 31, 2005. Two vendors comprised 36.1% and 8.8% of all purchases for fiscal year 2006. Two vendors comprised 29.5% and 13.1%, respectively, of all of the Company’s purchases for fiscal year 2005.

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

Goodwill and Other Intangible Assets

Beginning August 1, 2002, all goodwill amortization ceased in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior business purchase combinations, and to make any necessary reclassifications in order to conform to the new criteria in SFAS No. 141 “Business Combinations,” for recognition apart from goodwill. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and the liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. For further discussion of the Company’s adoption of SFAS No. 142, see Note 12 to the Consolidated Financial Statements.

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense for the years ended July 31, 2006, 2005, and 2004 is included in interest expense on the Consolidated Statements of Income and Retained Earnings.

New Accounting Pronouncements

In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Cost Incurred During a Construction Period. No. FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. No. FAS 13-1 requires that rental costs associated with group or building leases that are incurred during a construction period shall be recognized as rental expense. In addition, No. FAS 13-1 requires that rental costs shall be included in income from continuing operations. No. FAS 13-1 is effective and shall be applied to the first reporting period beginning after December 15, 2005. The adoption of this FASB Staff Position is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

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

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. This statement is effective for all servicing assets or servicing liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In June 2006, FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In June 2006, FASB issued Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This issue states that the presentation of all nondiscretionary amounts assessed by governmental authorities in connection with a transaction with a customer, or only sales, use and value added taxes shall be presented on either a gross (included in revenues or costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The decision of those taxes can be done on an aggregate basis. The adoption of EITF Issue No. 06-3 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In June 2006, FASB issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. This issue states that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement that requires the completion of a minimum service period and in which the benefits does not increase with additional years of service accumulates pursuant to paragraph 6(b) of SFAS 43 for arrangement in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of paragraph 6 of SFAS 43 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The adoption of EITF Issue No. 06-2 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt rose .78 percentage points (a 10% change from the interest rate as of July 31, 2006), assuming no change in the Company’s outstanding balance under the line of credit (approximately $6.1 million as of July 31, 2006), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $48 thousand.

Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrues interest at a fixed rate of 5.77% per annum and matures June 1, 2008. Currently, the Term Promissory Note is payable in 59 installments of principal and interest in the amount of $76,904 which are payable monthly through May 1, 2008. As of June 1, 2008, all unpaid principal and interest will be due. The Company may not prepay the Term Promissory Note without the prior written consent of U.S. Bank and the payment of a prepayment fee based on the net present value of the amount of principal to be prepaid. As of July 31, 2006, the Company had $1,625,381 outstanding on the Term Promissory Note.

Under our Second Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $40,000,000 and evidenced by a Revolving Promissory Note dated December 28, 2004, among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note matures on January 1, 2008. The actual principal amount outstanding varies as the Company borrows and repays its obligations throughout the term of the loan. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR), plus a percentage based on the Company’s leverage ratio. Advances made under the Revolving Promissory Note accrue interest, and at July 31, 2006, the variable interest rate at which the Revolving promissory Note accrued interest was 7.79% and the Company had approximately $6.1 million outstanding thereunder.

Both the Term Promissory Note and the Revolving Promissory Note are secured by a first mortgage held by U.S. Bank on the Company’s Omaha facility, as well as a first security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, personal property and general intangibles.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits, Financial Statement Schedules” for the Company’s Financial Statements, and the notes thereto, Supplementary Data, and the financial statement schedules filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants during our two most recent fiscal years.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at July 31, 2006.

The Company restated its consolidated balance sheet and statement of income and retained earnings for the period ended July 31, 2004, to reclassify certain common stock from permanent stockholders’ equity to temporary equity. See Notes 6 and 13 to the Consolidated Financial Statements for additional information.

Since July 31, 2004, the Company has taken the following steps to strengthen and improve its controls and procedures:

•	Added additional personnel to the finance department to assist with internal controls over financial reporting;
•	Provided an additional board member with financial expertise to sit on the Company’s board of directors; and

•	Improved process for documentation and review of significant accounting entries.

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

Changes in Internal Controls

During the quarter ended July 31, 2006, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

The Registrant is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter ended July 31, 2006.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled “Proposal 1: Election of Directors,” “Information About Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2006.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled “Management – Executive Compensation” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2006.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the “Certain Relationships and Related Transactions” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled the “Relationship with Independent Public Accountants – Principal Accounting Fees and Services” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2006.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of July 31, 2006 and
July 31, 2005	F-2
Consolidated Statements of Income and Retained Earnings Years Ended
July 31, 2006, 2005 and 2004 (Restated)	F-3
Consolidated Statements of Cash Flows Years Ended July 31, 2006, 2005
and 2004	F-4
Notes to Consolidated Financial Statements	F-5

To the Audit Committee

Professional Veterinary Products, Ltd.

Omaha, Nebraska

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd. and subsidiaries (“the Company”) as of July 31, 2006 and 2005, and the related consolidated statements of income and retained earnings, and cash flows for each of the years in the three-year period ended July 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Quick & McFarlin, P.C.
Omaha, Nebraska
October 19, 2006

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2006 and 2005

(in thousands, except share data)

	July 31,	July 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash	$2,521	$2,118
Accounts receivable, less allowance for doubtful
accounts $569 and $970, respectively	18,042	27,970
Accounts receivable, related parties	3,481	3,802
Inventory, less allowance for obsolete inventory $63 and $152,
respectively	35,761	34,670
Deferred tax asset	1,171	1,178
Other current assets	1,621	933
Total current assets	62,597	70,671
NET PROPERTY AND EQUIPMENT	10,124	10,483
OTHER ASSETS
Intangible assets, less accumulated
amortization $16 and $14, respectively	9	11
Intangible retirement asset	254	1,107
Investment in unconsolidated affiliates	1,946	1,803
Cash value of life insurance	1,468	1,190
Other assets	1	1
Total other assets	3,678	4,112
TOTAL ASSETS	$76,399	$85,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$6,103	$2,721
Current portion of long-term debt and capital lease obligation	1,061	1,070
Accounts payable	37,955	51,544
Accounts payable, related parties	844	809
Other current liabilities	4,897	4,704
Total current liabilities	50,860	60,848
LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	4,052	5,109
Accrued retirement benefits, less current portion	254	1,107
Deferred tax liability	1,069	504
Shares subject to mandatory redemption, $1 par value; issued and
outstanding 0 shares and 731 shares, respectively	-	2,170
Total long-term liabilities	5,375	8,890
TOTAL LIABILITIES	56,235	69,738

COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 11

REDEEMABLE COMMON STOCK – SEE NOTE 6	-	3,797

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and
outstanding, 2,042 shares and 0, respectively	2	-
Paid-in capital	6,039	-
Retained earnings	14,123	11,731
Total stockholders’ equity	20,164	11,731
TOTAL LIABILITIES AND STOCKHLDERS’ EQUITY	$76,399	$85,266

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2006 and 2005

(in thousands, except share data)

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share amounts)

	July 31,	July 31,	July 31,
	2006	2005	2004
			(Restated)

NET SALES AND OTHER REVEUNE	$368,926	$387,249	$335,421

COST OF SALES	328,961	349,375	301,393

Gross profit	39,965	37,874	34,028

OPERATING, GENERAL AND ADMINISTRATIVE
EXPENSES	34,876	33,264	28,736

Operating income	5,089	4,610	5,292

OTHER INCOME (EXPENSE)
Interest income	369	553	471
Interest expense	(1,689)	(1,233)	(1,149)
Equity in earnings of unconsolidated affiliate	142	84	137
Other	(21)	14	(24)
Other expense – net	(1,199)	(582)	(565)

Income before taxes	3,890	4,028	4,727

Income tax expense	1,498	1,492	1,749

NET INCOME	2,392	2,536	2,978

BEGINNING RETAINED EARNINGS	11,731	9,195	6,217

ENDING RETAINED EARNINGS	$14,123	$11,731	$9,195

EARNINGS PER COMMON SHARE	$1,697.62	$-	$-

EARNINGS PER REDEEMABLE COMMON SHARE	$-	$2,022.61	$2,487.77

Weighted average common shares outstanding	1,409	-	-

Weighted average redeemable common shares
outstanding	-	1,254	1,197

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$41,400	$40,193	$33,718

Purchases – related parties	$11,987	$11,855	$15,616

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended July 31, 2006, 2005 and 2004

(in thousands)

	July 31,	July 31,	July 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVTIES
Net income	$2,392	$2,536	$2,978
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,456	1,265	1,105
(Gain) loss on sale of property	21	(14)	24
Retirement benefits	472	516	418
Cash value of life insurance	(278)	(462)	(433)
Deferred income tax	572	(179)	(484)
Allowance for doubtful accounts	(401)	149	61
Allowance for obsolete inventory	(89)	23	129
Equity in loss (income) from affiliate	(143)	(84)	(137)
(increase) decrease in:
Receivables	10,651	(6,556)	1,425
Inventory	(1,001)	5,989	(1,865)
Other current assets	(688)	(97)	(476)
Other assets	-	19	(4)
Increase (decrease) in:
Accounts payable	(13,554)	6,297	(1,120)
Other current liabilities	(279)	374	(1,500)
Total adjustments	(3,261)	7,240	(2,857)

Net cash provided (consumed) by operating activities	(869)	9,776	121

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,118)	(1,200)	(1,378)
Proceeds from sale of assets	-	32	-
Net cash consumed by investing activities	(1,118)	(1,168)	(1,378)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayment)	3,382	(7,453)	409
Proceeds from capital lease obligation	-	208	-
Payments of long-term debt and capital lease obligation	(1,066)	(2,011)	(1,353)
Net proceeds from issuance of shares
subject to mandatory redemption	-	60	117
Net proceeds from issuance of common stock	74	-	-
Net proceeds from issuance of redeemable common stock	-	161	283
Net cash provided (consumed) by financing activities	2,390	(9,035)	(544)
Net increase (decrease) in cash	403	(427)	(1,801)
Cash at beginning of year	2,118	2,545	4,346
Cash at end of year	$2,521	$2,118	$2,545
Supplemental disclosure of cash flow information:
Interest paid	$1,662	$1,198	$1,139
Income taxes paid	$1,544	$1,822	$3,866

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

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

Revenue Recognition – The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 101, “Revenue Recognition.” The revenue from “buy/sell” and consignment transactions are recorded at gross. Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is pervasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Cash and Cash Equivalents – The Company considers all highly liquid investments with maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable – The accounts receivable arise in the normal course of business and are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. The allowance for doubtful accounts was $569 and $970 for 2006 and 2005, respectively.

Inventory – Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method. The reserve for inventory obsolescence was $63 and $152 for 2006 and 2005, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Property, Equipment and Depreciation – Property and equipment are stated at cost. Depreciation expense was $1,454, $1,263 and $1,103 for 2006, 2005 and 2004, respectively. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

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

Goodwill and Other Intangible Assets – Beginning August 1, 2002, all goodwill amortization ceased in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 required the Company to evaluate its existing intangible assets and goodwill that were acquired in prior business purchase combinations, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 Business Combinations for recognition apart from goodwill. The Company then had up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and the liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. The Company’s policy is to perform its annual impairment testing for all reporting units as of the fourth quarter of each fiscal year. For further discussion of the Company’s adoption of SFAS No. 142, see Note 12 to the consolidated financial statements.

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. The original trademark subject to amortization was $5. Accumulated amortization was $1 for 2006 and 2005. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. The original loan origination fee subject to amortization was $20. Accumulated amortization was $15 and $13 for July 31, 2006 and 2005, respectively. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense of $2, for the years ended July 31, 2006, 2005, and 2004, is included in interest expense on the Consolidated Statements of Income and Retained Earnings. The estimated aggregate amortization expense for the four succeeding fiscal years is $5.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

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

Advertising – The Company expenses advertising costs as incurred. Advertising expense was $47, $72 and $64 for 2006, 2005 and 2004, respectively.

Direct Shipping and Handling Costs – Freight and other direct shipping costs are included in “Cost of sales” on the Consolidated Statements of Income and Retained Earnings. Direct handling costs are reflected in “Operating, general and administrative expenses.” Such costs represent direct compensation costs of employees who store, move and prepare products for shipment to the Company’s customers. Direct handling costs were $4,615, $4,237, and $4,184 for 2006, 2005, and 2004 respectively.

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

Concentrations of Credit Risk – The Company’s cash funds are located in financial institutions in the United States. Deposits in these bank accounts may, at times, exceed the $100,000 federally insured limit.

Major Customer, Major Suppliers and Credit Concentrations– Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 15% and 11.1% of the Company’s receivables at July 31, 2006 and 2005, respectively. Two vendors comprised 36.1% and 8.8% of all purchases for fiscal year 2006. Two vendors comprised 29.5% and 13.1% of all purchases for fiscal year 2005.

Common Stock – In May 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for issuer classification and measurement of certain financial instruments with characteristics of both liabilities and equity. Instruments that fall within the scope of SFAS No. 150 must be classified as a liability. SFAS No. 150 is effective for the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of non-public entities. Management adopted SFAS No. 150 during the first quarter of fiscal year ending July 31, 2004. Prior to the amendment to the Bylaws discussed below, the Company’s shares

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

of common stock issued to single member limited liability companies and sole proprietorships were subject to mandatory redemption upon death of the shareholder at the price the shareholder paid for the share. These shares were presented as liabilities under the provision of SFAS No. 150 within the long-term liability section of the Consolidated Balance Sheets. The adoption of SFAS No. 150 did not have a material impact on the Company’s consolidated results of operations. However, the adoption of SFAS No. 150 did impact the Company’s consolidated presentation of financial position. Single member limited liability companies and sole proprietorships comprised 731 shares at July 31, 2005. These shares, including associated additional paid-in capital net of amounts receivable, were reclassified to long-term liabilities in the amount of $2,170 (see Note 6).

On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment deleted and replaced Section 5 (Share Redemption) with language granting the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management and its auditors concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable. All stock is now classified as common stock on the balance sheet for the fiscal year ending July 31, 2006.

Earnings Per Share – SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of redeemable common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of redeemable common shares outstanding was 0, 1,254 and 1,197 for 2006, 2005 and 2004, respectively. The weighted average number of common shares outstanding was 1,409, 0, and 0 for 2006, 2005 and 2004, respectively

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Recent Accounting Pronouncements – In October 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 13-1, Accounting for Rental Costs Incurred During a Construction Period. No. FAS 13-1 addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. No. FAS 13-1 requires that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. In addition, No. FAS 13-1 requires that rental costs shall be included in income from continuing operations. No. FAS 13-1 is effective and shall be applied to the first reporting period beginning after December 15, 2005. The adoption of this FASB Staff Position is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In February 2006, FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement improves financial reporting by eliminating the exemption from applying SFAS No. 133 to interests in securitized financial assets and improves financial reporting by allowing a preparer to elect fair value measurement at acquisition, at issuance, when a previously recognized financial instrument is subject to a remeasurement event, or on an instrument-by-instrument basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In March 2006, FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets. SFAS No. 156 also amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. This statement is effective for all servicing assets or servicing liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In June 2006, FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in the Company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of this Interpretation is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

In June 2006, FASB issued Emerging Issues Task Force (EITF) Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). This Issue states that the presentation of all nondiscretionary amounts assessed by governmental authorities, in connection with a transaction with a customer, or only sales, use and value added taxes shall be presented on either a gross (included in revenues or costs) or a net (excluded from revenues) basis. In addition, for any such taxes that are reported on a gross basis, a company should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. The disclosure of those taxes can be done on an aggregate basis. The adoption of EITF Issue No. 06-3 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In June 2006, FASB issued EITF Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. This Issue states that an employee’s right to a compensated absence under a sabbatical or other similar benefit arrangement that requires the completion of a minimum service period and in which the benefits does not increase with additional years of service accumulates pursuant to paragraph 6(b) of SFAS No. 43 for arrangement in which the individual continues to be a compensated employee and is not required to perform duties for the entity during the absence. Therefore, assuming all of the other conditions of paragraph 6 of SFAS No. 43 are met, the compensation cost associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. The adoption of EITF Issue No. 06-2 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

Reclassifications – Certain prior year amounts have been reclassified to conform to the July 31, 2006 presentation. Such reclassifications had no impact on results of operation or shareholders’ equity.

NOTE 3 – REBATES:

At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable as follows:

	2006	2005
Accounts receivable, net of allowance	$27,181	$36,995
Less - rebates	5,658	5,223
Accounts receivable, net	$21,523	$31,772

Net sales and other revenue reported on the Consolidated Statements of Income and Retained Earnings were reduced by rebates as follows:

	2006	2005	2004
Gross sales and other revenues	$374,584	$392,472	$340,681
Less - rebates	5,658	5,223	5,260
Net sales and other revenue	$368,926	$387,249	$335,421

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 4 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consist of the following:

	2006	2005
Land	$1,762	$1,762
Buildings	5,088	5,045
Leasehold improvements	595	550
Equipment	8,824	7,911
	16,269	15,268
Less – accumulated depreciation	6,229	4,908
	10,040	10,360
Construction in progress	84	123
Net property, plant, and equipment	$10,124	$10,483

NOTE 5 – INVESTMENT IN UNCONSOLIDATED AFFILIATES:

The Company purchased a 20% interest in SERVCO in June 2000 for $1,500. American Animal Hospital Association (AAHA) owns the remaining 80%. The Company determined that it has significant influence over SERVCO and accordingly should account for its 20% ownership interest using the “equity method” of accounting for investments. The excess of purchase price over underlying equity (which represents goodwill) is being tested for impairment in accordance with applicable accounting standards. The amount of unamortized goodwill tested for impairment was $1,350 at July 31, 2006 and 2005. No current impairment exists and none has been recognized. The Company holds a 5% interest in Agri-Laboratories, Ltd., which is carried at cost. The amounts presented on the balance sheet consisted of:

	2006	2005
Investment in SERVCO (equity method)	$1,802	$1,659
Investment in Agri-Laboratories, Ltd. (cost method)	144	144
	$1,946	$1,803

Included in the Company’s consolidated retained earnings are $452 undistributed earnings of SERVCO.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 6 – SHARES SUBJECT TO MANDATORY REDEMPTION, REDEEMABLE COMMON STOCK AND COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,042 at July 31, 2006 and 2,019 at July 31, 2005. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company. Effective August 1, 2003, in accordance with SFAS No. 150, shares held by single member limited liability companies and sole proprietorships that are mandatorily redeemable upon death of the holder at the price the shareholder paid for the share were reclassified to long-term liabilities as Shares Subject to Mandatory Redemption. All other shares are designated as Redeemable Common Stock.

On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment deleted and replaced Section 5 (Share Redemption) with language granting the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management and its auditors concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable. All stock is now classified as common stock on the balance sheet for the fiscal year ending July 31, 2006.

The Company no longer has redeemable and mandatorily redeemable stock. All stock is classified as common stock on the balance sheet for the fiscal year ending July 31, 2006.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 6 – SHARES SUBJECT TO MANDATORY REDEMPTION, REDEEMABLE COMMON STOCK AND COMMON STOCK (continued):

An analysis of redeemable common stock, shares subject to mandatory redemption and common stock for the three years ended July 31 is as follows:

	Redeemable Common Stock	Shares Subject to Mandatory Redemption	Common Stock	Total
Number of shares issued and outstanding July 31, 2003	1,845	-	-	1,845
Issuance of redeemable common stock	144	-	-	144
Redemption of redeemable common stock	(37)	-	-	(37)
Recognition of liability per SFAS No. 150	(716)	716	-	-
Number of shares issued and outstanding July, 31, 2004	1,236	716	-	1,952
Issuance of redeemable common stock	67	39	-	106
Redemption of redeemable common stock	(15)	(24)	-	(39)
Number of shares issued and outstanding July 31, 2005	1,288	731	-	2,019
Issuance of common stock	-	-	58	58
Redemption of common stock	-	-	(35)	(35)
Amended and Restated Bylaws May 26, 2006	(1,288)	(731)	2,019	-
Number of shares issued and outstanding July 31, 2006	-	-	2,042	2,042

Carrying amount/redemption amount – July 31, 2003	$5,346	$-	$-	$5,346
Issuance of redeemable common stock	432	-	-	318
Redemption of redeemable common stock	(109)	-	-	(109)
Net change in accounts receivable, stock	77	-	-	77
Recognition of liability per SFAS No. 150	(2,110)	2,110	-	-
Carrying amount/redemption amount – July 31, 2004	3,636	2,110	-	5,746
Issuance of redeemable common stock	201	117	-	318
Redemption of redeemable common stock	(45)	(72)	-	(117)
Net change in accounts receivable, stock	5	15	-	20
Carrying amount/redemption amount – July 31, 2005	3,797	2,170	-	5,967
Issuance of common stock	-	-	181	181
Redemption of common stock	-	-	(108)	(108)
Amended and Restated Bylaws May 26, 2006	(3,797)	(2,170)	5,967	-
Net change in accounts receivable, stock	-	-	1	1
Carrying amount/redemption amount – July 31, 2006	$-	$-	$6,041	$6,041

There were 0, 10, and 14 redeemable common shares subscribed but unissued as of July 31, 2006, 2005, and 2004, respectively. The amounts receivable on these shares reduced Redeemable Common Stock by $0, $16, and $20 at July 31, 2006, 2005, and 2004, respectively. Accounts receivable arising from Redeemable Common Stock sales is presented as a deduction from Redeemable Common Stock to the extent such receivables were not paid in cash prior to the date of the report. Accounts receivable arising from Redeemable Common Stock sales excludes Shares Subject to Mandatory Redemption. No finance charges have been generated on any existing payment plan for any share of Redeemable Common Stock.

There were 0, 3, and 14 Shares Subject to Mandatory Redemption subscribed but unissued as of July 31, 2006, 2005, and 2004, respectively. The amounts receivable on these shares reduced Shares Subject to Mandatory Redemption by $0, $6, and $22 at July 31, 2006, 2005, and 2004, respectively. Accounts receivable arising from Shares Subject to Mandatory Redemption sales are presented as a deduction from Shares Subject to Mandatory Redemption to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any Share Subject to Mandatory Redemption.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 6 – SHARES SUBJECT TO MANDATORY REDEMPTION, REDEEMABLE COMMON STOCK AND COMMON STOCK (continued):

There were 10, 0, and 0 Common Shares subscribed but unissued as of July 31, 2006, 2005, and 2004, respectively. The amounts receivable on these shares reduced paid-in capital by $20, $0, and $0 at July 31, 2006, 2005, and 2004, respectively. Accounts receivable arising from common stock are presented as a deduction from paid-in capital to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any common share.

NOTE 7 – INCOME TAXES:

Significant components of income tax expense are as follows:

	2006	2005	2004
Current
Federal	$828	$1,486	$1,931
State	97	186	302
	925	1,672	2,233

Deferred
Federal	487	(170)	(420)
State	86	(10)	(64)
	573	(180)	(484)
Total	$1,498	$1,492	$1,749

A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 34% of income before income taxes to the actual provision for income taxes is as follows:

	2006	2005	2004
Expected tax at U.S. statutory rate	$1,323	$1,370	$1,607
State taxes, net of federal effect	150	95	199
Other, net	25	27	(57)
	$1,498	$1,492	$1,749

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 7 – INCOME TAXES (continued):

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At July 31, the deferred tax asset and liability consisted of the following:

	2006	2005
Current deferred tax asset (liability):
Uniform capitalization	$262	$262
Allowance for doubtful accounts	228	388
Inventory valuation	25	61
Deferred compensation	656	467
	$1,171	$1,178
Noncurrent deferred tax asset (liability):
Excess of tax over book depreciation	$(1,028)	$(482)
Amortization	43	42
Profit in SERVCO	(84)	(64)
	$(1,069)	$(504)

On July 27, 2006 the Company’s management engaged Neff-Ernst Consulting Group, LLC Capital Recovery Specialists to conduct a study. The study was to segregate the construction and other related project costs for the various components of property according to their functions; identify and classify recovery property into the recovery classes defined in the 1986 Tax Reform Act (the “Act” or “TRA 86”) Cost Recovery System and the Omnibus Budget Reconciliation Act of 1993; identify those components and their respective costs which, under the provisions of the Internal Revenue Code (the “Code”), are considered to be Section 1245 property and those considered to be Section 1250 property. The study concluded that the Company had a Section 481(a) adjustment of $1,476 of depreciation expense.

The Company’s management approved the Section 481(a) adjustment of $1,476 of depreciation expense for tax year ending July 31, 2006. The adjustment is included in the above tax disclosure.

NOTE 8 – LONG-TERM DEBT:

At July 31, long-term debt is summarized as follows:

	2006	2005
Note payable, maturing in 2008, secured by certain assets, 5.77% interest	1,694	2,492
Note payable, maturing in 2009, secured by certain assets, 7.42% interest	3,293	3,425
Capital lease obligation, expiring in 2006, secured by computer equipment, 4.58% interest	-	70
Capital lease obligation, expiring in 2008, secured by computer equipment, 6.19% interest	126	192
	5,113	6,179
Less – current portion	1,061	1,070
	$4,052	$5,109

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 8 – LONG-TERM DEBT (continued):

The aggregate schedule of maturities of long-term debt obligations for the five years subsequent to July 31, 2006 are as follows:

2007	$1,061
2008	1,058
2009	2,994
2010	-
2011	-
$5,113

In December 2004, the Company increased the amount of the revolving line of credit from $25,000 to $40,000. This agreement is scheduled to expire in January 2008. The short-term borrowing amounts outstanding under this credit facility were $6,103 and $2,721 at July 31, 2006 and 2005, respectively. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The weighted average interest rates of borrowings outstanding under the revolving credit agreement were 6.45%, 4.73%, and 3.86% for the years ended July 31, 2006, 2005 and 2004, respectively. The average dollar amounts of the borrowing were $20,113 and $15,506 for the years ended July 31, 2006 and 2005, respectively. The line of credit is secured by substantially all of the Company’s assets.

Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, our debt agreements contain a number of covenants, among other things, that restrict our and our subsidiaries’ ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at July 31, 2006 and 2005.

NOTE 9 – RELATED PARTY TRANSACTIONS:

In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

	2006	2005
Affiliate (SERVCO)	$3,325	$3,621
Board of Directors	148	173
Officer and employees	8	8
	$3,481	$3,802

Net sales on the Consolidated Statements of Income and Retained Earnings include sales to related parties as follows:

	2006	2005	2004
Affiliate (SERVCO)	$38,995	$37,771	$31,725
Board of Directors	2,330	2,340	1,914
Officer and employees	75	82	79
	$41,400	$40,193	$33,718

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued):

Accounts payable, related parties on the balance sheet include amounts payable on demand as of July 31 from the following:

	2006	2005
Affiliate (SERVCO)	$409	$422
Agri-Laboratories	435	387
	$844	$840

Purchases from Agri-Laboratories were $11,987, $11,855 and $15,616 for 2006, 2005 and 2004, respectively.

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN:

The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company’s policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $466, $528 and $439 for 2006, 2005 and 2004, respectively.

The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company’s policy to match a maximum allowable 100% employee contribution with a 3% contribution. The total provision to the plan was $288, $240 and $229 for 2006, 2005 and 2004, respectively.

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the year ended July 31, 2006 and 2005, benefits accrued and expensed were $472 and $516, respectively. The vested benefit obligation and accumulated benefit obligation were $1,558 and $1,893, respectively, at July 31, 2006 and $1,973 and $2,273, respectively, at July 31, 2005. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,369 and $1,106 at July 31, 2006 and 2005, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

The following set forth the change in benefit obligations, change in plan assets, funded status and amounts recognized in the balance sheet as of July 31 for the Company’s SERP:

	2006	2005
Change in Benefit Obligation:
Projected benefit obligation – July 31	$2,754	$2,743
Service cost	190	192
Interest cost	156	171
Actuarial loss	363	(352)
Plan Amendments	(1,073)	-
Projected benefit obligation – July 31	$2,390	$2,754

Fair Value of Plan Assets – July 31	$-	$-

Funded Status:
Funded status	$(2,390)	$(2,754)
Unrecognized actuarial loss	377	103
Unrecognized prior service cost	374	1,485
Net amount recognized	$(1,639)	$(1,166)

Balance Sheet Amounts:
Accrued retirement benefits	$(1,893)	$(2,273)
Intangible retirement asset	254	1,107
Net amount recognized	$(1,639)	$(1,166)

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

Net periodic benefit costs for the Company’s SERP for the year ended July 31 included the following components:

	2006	2005
Service cost	$190	$192
Interest cost	155	171
Amortization of prior losses	89	17
Amortization of unrecognized prior service costs	38	136
Net periodic cost	$472	$516

The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 6.25% and 4.00%, respectively, at July 31, 2006 and 5.25% and 4.00%, respectively, at July 31, 2005.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES:

Operating and Capital Leases – The Company has operating and capital leases covering certain property, equipment, and computer hardware and software expiring at various dates through 2010. Capitalized lease property consists of computer equipment having a net carrying cost of $388 at July 31, 2006. Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 2006 are as follows:

	Operating	Capital
2007	$317	$76
2008	160	57
2009	47	-
2010	1	-
Total minimum payments	$525	133
Less – interest on capital leases		7
Present value of net minimum lease payments (incl. in Note 8)		$126

Lease expense was $1,078, $1,030 and $955 for the years ended July 31, 2006, 2005 and 2004, respectively.

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. See Note 6 for additional information.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

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

Agreements – On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC, a Kentucky limited liability company. Pursuant to the lease agreement, the Company will lease certain premises located in Lexington, Kentucky. The lease agreement has an initial term of seventeen months, commencing November 1, 2005 and ending March 31, 2007. The Company uses the premises for storing and warehousing animal health products. On August 2, 2006, the Company executed a lease extension and addendum with ACH BRO LLC. The lease extension and addendum continues the lease agreement to and until July 31, 2007.

On July 1, 2006, the Company and AAHA Services, Corp. (SERVCO) agreed of a temporary extension with one revision to the agreement ending June 30, 2006 for logistics and other operational services. The Company and SERVCO agreed to extend the agreement to September 30, 2006 while final changes to the agreement are under discussion. The temporary agreement expired on September 30, 2006. It is likely that the Company will extend the agreement with SERVCO.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 12 – SEGMENT INFORMATION:

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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 12 – SEGMENT INFORMATION (continued):

The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
For the year ended
July 31, 2006
Net sales and other revenue	$367,288	$426	$50,412	$(49,200)	$368,926
Cost of sales	333,513	380	43,387	(48,319)	328,961
Operating, general and
administrative expenses	26,768	-	6,108	-	34,876
Operating income	5,008	46	917	(882)	5,089
Income before taxes	$3,890	$46	$836	$(882)	$3,890
Business segment assets	$75,649	$346	$10,832	$(10,428)	$76,399
For the year ended
July 31, 2005
Net sales and other revenue	$386,073	$1,930	$42,926	$(43,680)	$386,249
Cost of sales	352,980	1,877	37,432	(42,914)	349,375
Operating, general and
administrative expenses	28,420	1	4,843	-	33,264
Operating income	4,673	52	651	(766)	4,610
Income before taxes	$4,028	$52	$714	$(766)	$4,028
Business segment assets	$84,574	$300	$10,131	$(9,739)	$85,266
For the year ended
July 31, 2004
Net sales and other revenue	$333,290	$1,246	$31,479	$(30,594)	$335,421
Cost of sales	303,248	1,190	27,325	(30,370)	301,393
Operating, general and
administrative expenses	24,692	-	4,044	-	28,736
Operating income	5,350	56	111	(225)	5,292
Income before taxes	$4,727	$56	$169	$(225)	$4,727
Business segment assets	$84,128	$248	$666	$(291)	$84,751

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 13 – RESTATEMENT OF FINANCIAL STATEMENTS:

Subsequent to the issuance of the Company’s 2004 consolidated financial statements and the filing of its 2004 Annual Report on Form 10-K with the SEC, review by the SEC Division of Corporation Finance initiated discussions among the Company, its external auditor, and the SEC relating to accounting treatment of the Company’s common stock. Based on these discussions, management concluded that for accounting purposes, certain common stock of the Company should be reclassified from permanent stockholders’ equity to temporary equity in the accompanying consolidated balance sheets according to accounting principles generally accepted in the United States. The shares of common stock that have been reclassified are subject to certain put options, which are outside of the control of the Company. As a result, the Company has restated its consolidated balance sheets as of July 31, 2004 and consolidated statements of income and retained earnings as of July 31, 2004. This change in balance sheet presentation does not have an impact on the Company’s cash flows or results of operations.

On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment deleted and replaced Section 5 (Share Redemption) with language granting the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management and its auditors concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable. All stock is now classified as common stock on the balance sheet for the fiscal year ending July 31, 2006.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 14 – SELECTED QUARTERLY FINANCIAL DATA:

The following presents certain unaudited quarterly financial data and certain audited year-end financial data:

Quarters ended					Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2003	2004	2004	2004	2004
					(restated)
Revenues	$88,442	$73,446	$85,075	$88,458	$335,421
Gross profit	8,624	9,462	8,427	7,515	34,028
Operating income	1,310	2,815	1,065	102	5,292
Net income	778	1,662	503	35	2,978
Net income per
redeemable common
share	$662.00	$1,403.25	$417.94	$27.86	$2,487.77
Redeemable common
shares outstanding	1,176	1,185	1,202	1,225	1,197

Quarters ended					Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2004	2005	2005	2005	2005
Revenues	$98,972	$90,718	$102,689	$94,870	$387,249
Gross profit	8,966	10,929	10,618	7,361	37,874
Operating income	939	2,465	1,847	(641)	4,610
Net income	498	1,452	1,017	(431)	2,536
Net income per
redeemable common
share	$403.45	$1,169.93	$807.97	$(337.02)	$2,022.61
Redeemable common
shares outstanding	1,234	1,241	1,260	1,279	1,254

Quarters ended					Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2005	2006	2006	2006	2006
Revenues	$98,611	$103,808	$85,487	$81,020	$368,926
Gross profit	9,768	11,978	9,795	8,424	39,965
Operating income	1,329	2,485	1,305	(30)	5,089
Net income	655	1,391	558	(212)	2,392
Net income per
redeemable common
share	$509.21	$1,084.48	$434.70	$-	$-
Net income per
common share	$-	$-	$-	$(119.07)	$1,697.62
Redeemable common
shares outstanding	1,287	1,282	1,285	-	-
Common shares
outstanding	-	-	-	1,783	1,409

NOTE 15 – SUBSEQUENT EVENTS:

On July 1, 2006, the Company and AAHA Services, Corp. (SERVCO) agreed to a temporary extension with a minor revision to the agreement ending June 30, 2006 for logistics and other operational services. The Company and SERVCO agreed to extend the agreement through September 30, 2006. Final changes to the agreement are under discussion, and it

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2006, 2005 and 2004 (Restated)

(in thousands, except per share data)

NOTE 15 – SUBSEQUENT EVENTS (continued):

is likely that the Company will extend the agreement with SERVCO.

On September 28, 2006, the Company entered into a revolving and term loan commitment with First National Bank of Omaha. This commitment does not constitute a formal loan agreement containing all the terms and provisions necessary to define a lending relationship, but is merely the preliminary step in the process of negotiating and preparing final loan documents.

On October 19, 2006, the Company’s Board of Directors adopted an amendment to the Company’s SERP. The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employee’s years of service and compensation.

(b)	Exhibits
Regulation S-K Exhibit Number	Document
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products (6)
3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (7)
3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (9)
4.1	Certificate of Professional Veterinary Products, Ltd. (1)
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (6)
4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (7)
4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (9)
10.1	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Bayer Corporation (1)*
10.2	Sales Agent Agreement between Professional Veterinary Products, Ltd. and Merial LLC (1)*
10.3	Select Distributors Marketing Agreement between Professional Veterinary Products, Ltd. and the Animal Health Group of Pfizer, Inc. (1)*
10.4	Supply and Distribution Agreement between Professional Veterinary Products, Ltd. and Schering-Plough Animal Health Corporation (1)*
10.5	Distribution Agreement between Professional Veterinary Products, Ltd. and Fort Dodge Animal Health (1)
10.6	Purchase and Sale Agreement between Professional Veterinary Products, Ltd., AAHA Services Corporation and American Animal Hospital Association (2)
10.7	Lease of building located in York, Pennsylvania between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (3)
10.8	Term Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A. (4)
10.9	Security Agreement (PA Equipment) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (4)
10.10	Security Agreement (Blanket) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank N.A. (4)
10.11	Assignment of Leases and Rents dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (4)
10.12	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (4)
10.13	Supplemental Executive Retirement Plan (4)
10.14	Revolving Promissory note dated December 28, 2004 among Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A. (6)
10.15	Second Amendment to the Amended and Restated Loan Agreement dated December 28, 2004, among Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A. (6)
10.16	Lease dated October 1, 2005 among Professional Veterinary Products, Ltd. and Steve Lewis and Mike Mimms (8)
10.17	Lease Agreement dated November 8, 2005 between Professional Veterinary Products, Ltd. and Independent Veterinary Group, LLC (8)
10.18	Supplemental Executive Retirement Plan (effective January 1, 2006) (10)
11	Statement re Computation of Per Share Earnings (#)
12	Computation of Ratio of Earnings to Fixed Charges (#)
21	List of Subsidiaries (5)
23	Consent of Quick & McFarlin, P.C. (#)
24.1	Power of Attorney executed by Buddy D. Ray (#)
24.2	Power of Attorney executed by Chester L. Rawson (#)
24.3	Power of Attorney executed by Scott A. Shuey (#)
24.4	Power of Attorney executed by G. W. Buckaloo, Jr. (#)
24.5	Power of Attorney executed by Tom Latta (#)
24.6	Power of Attorney executed by William Swartz (#)

II-1

31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)
31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)
99	Schedule of Allowances (#)

The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.
(2)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.
(3)	Form 10-K for the fiscal year ended July 31, 2002 filed on October 29, 2002.
(4)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-72962 filed on August 29, 2003.
(5)	Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001.
(6)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.
(7)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.
(8)	Post-Effective Amendment No. 2 to the Form S-1 Registration Statement No. 333-120426 filed on December 13, 2005.
(9)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.
(10)	Form 8-K Current Report dated October 19, 2006 and filed October 25, 2006.

The following footnotes are references to the following:

(#)	Filed herewith.
(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

II-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2006

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Dr. Lionel L. Reilly	President & CEO	October 26, 2006
Dr. Lionel L. Reilly	(principal executive officer)

/s/ Neal B. Soderquist	Chief Financial Officer	October 26, 2006
Neal B. Soderquist	and Vice President
(principal financial officer)

/s/ Buddy D. Ray*	Director	October 26, 2006
Dr. Buddy Ray

/s/ G.W. Buckaloo, Jr.*	Director	October 26, 2006
Dr. G. W. Buckaloo, Jr.

/s/ Tom Latta*	Director	October 26, 2006
Dr. Tom Latta

/s/ Chester L. Rawson*	Director	October 26, 2006
Dr. Chester L. Rawson

/s/ Scott A. Shuey, D.V.M.*	Director	October 26, 2006
Scott A. Shuey

/s/ William Swartz*	Director	October 26, 2006
Dr. William Swartz

By:	/s/ Neal B. Soderquist
Neal B. Soderquist
As: Attorney-in-fact

II-3