Form 10-Q
period 2006-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2006-12-15
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in
Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 30, 2006).

Common Stock, $1.00 par value, 2,039

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED OCTOBER 31, 2006

ITEM 1:	FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

Professional Veterinary Products, Ltd.

Omaha, NE

INDEPENDENT ACCOUNTANT’S REPORT

We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of October 31, 2006, and the related statements of consolidated income for the three month periods ended October 31, 2006 and 2005 and the consolidated statements of cash flows for the three month periods ended October 31, 2006 and 2005. These financial statements are the responsibility of the company’s management.

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

We have previously audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2006, and the related statements of income and retained earnings and consolidated statement of cash flows for the year then ended (not presented herein); and in our report dated October 19, 2006, we expressed an unqualified opinion on those financial statements. In our opinion the information set forth in the accompanying consolidated balance sheet as of July 31, 2006, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

Quick & McFarlin, P.C.
Omaha, Nebraska
December 7, 2006

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

As of October 31, 2006 (unaudited) and July 31, 2006

(in thousands, except share data)

	October 31,	July 31,
	2006	2006
ASSETS
CURRENT ASSETS
Cash	$1,354	$2,521
Accounts receivable, less allowance for doubtful
accounts $536 and $569, respectively	27,046	18,042
Accounts receivable, related parties	3,492	3,481
Inventory, less allowance for obsolete inventory $67 and $63,
respectively	42,350	35,761
Deferred tax asset	1,292	1,171
Other current assets	1,287	1,621
Total current assets	76,821	62,597
NET PROPERTY AND EQUIPMENT	9,896	10,124
OTHER ASSETS
Intangible assets, less accumulated
amortization $17 and $16, respectively	8	9
Intangible retirement asset	169	254
Investment in unconsolidated affiliates	1,946	1,946
Cash value of life insurance	1,743	1,468
Other assets	2	1
Total other assets	3,868	3,678
TOTAL ASSETS	$90,585	$76,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$8,380	$6,103
Current portion of long-term debt and capital lease obligation	1,077	1,061
Accounts payable	48,377	37,955
Accounts payable, related parties	1,869	844
Other current liabilities	5,282	4,897
Total current liabilities	64,985	50,860
LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	3,778	4,052
Accrued retirement benefits, less current portion	169	254
Deferred tax liability	1,049	1,069
Total long-term liabilities	4,996	5,375
TOTAL LIABILITIES	69,981	56,235

COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 8

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and
outstanding, 2,043 shares and 2,042, respectively	2	2
Paid-in capital	6,060	6,039
Retained earnings	14,542	14,123
Total stockholders’ equity	20,604	20,164
TOTAL LIABILITIES AND STOCKHLDERS’ EQUITY	$90,585	$76,399

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

Three Month Periods Ended October 31, 2006 and 2005

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	October 31,	October 31,
	2006	2005

NET SALES AND OTHER REVEUNE	$89,816	$98,611

COST OF SALES	79,768	88,843

Gross profit	10,048	9,768

OPERATING, GENERAL AND ADMINISTRATIVE
EXPENSES	9,056	8,439

Operating income	992	1,329

OTHER INCOME (EXPENSE)
Interest income	64	112
Interest expense	(386)	(337)
Other expense – net	(322)	(225)

Income before taxes	670	1,104

Income tax expense	251	449

NET INCOME	$419	$655

EARNINGS PER COMMON SHARE	$205.18	$-

EARNINGS PER REDEEMABLE COMMON SHARE	$-	$509.21

Weighted average common shares outstanding	2,043	-

Weighted average redeemable common shares
outstanding	-	1,287

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$10,328	$11,379

Purchases – related parties	$3,541	$2,833

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Three Month Periods Ended October 31, 2006 and 2005

(unaudited)

(in thousands, except per share data)

	October 31,	October 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVTIES
Net income	$419	$655
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	346	343
Retirement benefits	86	108
Cash value of life insurance	(275)	(180)
Deferred income tax	(141)	(26)
Allowance for doubtful accounts	(34)	25
Allowance for obsolete inventory	4	-
(Increase) decrease in:
Receivables	(8,982)	(7,507)
Inventory	(6,593)	(11,131)
Other current assets	334	411
Other assets	(1)	-
Increase (decrease) in:
Accounts payable	11,448	9,946
Other current liabilities	299	96
Total adjustments	(3,509)	(7,915)

Net cash consumed by operating activities	(3,090)	(7,260)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(117)	(457)
Net cash consumed by investing activities	(117)	(457)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayment)	2,277	8,266
Payments of long-term debt and capital lease obligation	(258)	(272)
Net payments from issuance of shares
subject to mandatory redemption	-	(5)
Net proceeds from issuance of common stock	21	-
Net proceeds from issuance of redeemable common stock	-	5
Net cash provided by financing activities	2,040	7,994
Net increase (decrease) in cash	(1,167)	277
Cash at beginning of year	2,521	2,118
Cash at end of period	$1,354	$2,395
Supplemental disclosure of cash flow information:
Interest paid	$319	$309
Income taxes paid	$24	$26

See notes to the condensed, consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Condensed, Consolidated Financial Statements

October 31, 2006 (unaudited)

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

These condensed, consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 2 to the Consolidated Financial Statements included on Form 10-K referred to above.

The results of operations and cash flows for the three months ended October 31, 2006 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2007 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and accordingly, this statement does not require any new fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the its year-end statement of financial position, with limited exceptions. This statement is effective for an employer without publicly traded equity securities to recognize the funded status of a defined postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Condensed, Consolidated Financial Statements

October 31, 2006 (unaudited)

(in thousands, except per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (continued):

The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end ended statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows and results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consists of the following:

	October 31,	July 31,
	2006	2006
Land	$1,762	$1,762
Buildings	5,088	5,088
Leasehold improvements	601	595
Equipment	8,837	8,824
	16,288	16,269
Less – Accumulated depreciation	6,574	6,229
	9,714	10,040
Construction in progress	182	84
Net property, plant, and equipment	$9,896	$10,124

NOTE 4 – LINE OF CREDIT:

In December 2004, the Company increased the amount of the revolving line of credit from $25,000 to $40,000. The short-term borrowing amounts outstanding under this credit facility were $8,380 and $6,103 at October 31, 2006 and July 31, 2006, respectively. Interest is payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The weighted average interest rates of borrowing outstanding under the revolving credit agreement were 7.12% and 6.45% at October 31, 2006 and July 31, 2006, respectively. The average dollar amounts of the borrowing were $11,431 and $20,113 at October 31, 2006 and July 31, 2006, respectively. The line of credit is secured by substantially all of the Company’s assets.

Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, our debt agreements contain a number of covenants, among other things, that restrict our and our subsidiaries’ ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at October 31, 2006 and July 31, 2006. On November 16, 2006, the Company executed a loan agreement (the “Loan Agreement”) with First National Bank of Omaha, a national banking association (the “Lender). For further discussion of the loan agreements, refer to Note 8 to condensed, consolidated financial statements.

NOTE 5 – EARNINGS PER SHARE:

SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Condensed, Consolidated Financial Statements

October 31, 2006 (unaudited)

(in thousands, except per share data)

NOTE 5 – EARNINGS PER SHARE (continued):

basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of redeemable common shares outstanding was 0 and 1,287 at October 31, 2006 and 2005, respectively. The weighted average number of common shares outstanding was 2,043 and 0 at October 31, 2006 and 2005, respectively.

NOTE 6 – COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,043 at October 31, 2006 and 2,042 at July 31, 2006. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.

On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment deleted and replaced Section 5 (Share Redemption) with language granting the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management and its auditors concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable. All stock is now classified as common stock on the balance sheet as of the fiscal year ending July 31, 2006.

There were 1 and 10 Common Shares subscribed but unissued as of October 31, 2006 and July 31, 2006, respectively. The amounts receivable on these shares reduced paid-in capital by $2 and $20 at October 31, 2006 and July 31, 2006, respectively. Accounts receivable arising from common stock are presented as a deduction from paid-in capital to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any common share.

NOTE 7 – POST RETIREMENT BENEFITS:

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the three months ended October 31, 2006 and 2005, benefits accrued and expensed were $86 and $108, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,644 and $1,369 at October 31, 2006 and July 31, 2006, respectively.

On October 19, 2006, the Board of Directors of the Company approved amendments to and the restatement of the Company’s SERP retroactively effective on January 1, 2006. The Board of Directors approved several amendments to the SERP. Except for the Company’s Chief Executive Officer, each participant shall receive a monthly benefit payable for life with a period of 10 years certain equal to 35% of each participant’s monthly pay. The Chief Executive Officer shall receive a monthly benefit payable for life with a period of 15 years certain equal to 60% of his monthly pay. The monthly benefit for all participants shall commence on the date of retirement upon reaching the participant’s Social Security Full Retirement Age or date of permanent disability, death or early retirement.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Condensed, Consolidated Financial Statements

October 31, 2006 (unaudited)

(in thousands, except per share data)

NOTE 7 – POST RETIREMENT BENEFITS (continued):

Net periodic benefit costs for the Company’s SERP for the three months ended October 31, 2006 and October 31, 2005 include the following components:

October 31,
	2006	2005
Service cost	$36	$38
Interest cost	37	36
Amortization of prior losses	3	-
Amortization of unrecognized prior service cost	10	34

Net periodic benefit cost	$86	$108

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. See Note 6 for additional information.

Major Customer, Major Suppliers and Credit Concentrations – Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 10.6% and 15% of the Company’s receivables at October 31, 2006 and July 31, 2006, respectively. Two vendors comprised 39.5% and 12% of all purchases at October 31, 2006. Two vendors comprised 36.1% and 8.8% of all purchases at July 31, 2006.

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

Agreements – On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC, a Kentucky limited liability company. Pursuant to the lease agreement, the Company will lease certain premises located in Lexington, Kentucky. The lease agreement has an initial term of seventeen months, commencing November 1, 2005 and ending March 31, 2007. The Company uses the premises for storing and warehousing animal health products. On August 2, 2006, the Company executed a lease extension and addendum with ACH BRO LLC (successor lessor to IVG) extending the lease agreement through July 31, 2007.

Subsequent Events – The Company executed a Loan Agreement dated November 14, 2006 and related loan documents (collectively, the “Loan Documents”) with First National Bank of Omaha, a national banking association. The obligations of the Company under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several.

Pursuant to the terms of the Loan Documents, the Lender may loan to the Company and its subsidiaries up to $44,666, which includes a $40,000 revolving loan facility and a $4,666 term loan facility. The proceeds of such loan facilities will be used to repay existing indebtedness of the Company and provide working capital support.

The Loan Agreement imposes certain financial covenants, and the Company shall not, without the consent of Lender permit its minimum tangible net worth to be less than $17,000 or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include,

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Condensed, Consolidated Financial Statements

October 31, 2006 (unaudited)

(in thousands, except per share data)

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

among other things, the Company’s failure (i) to pay amounts when due and (ii) to perform any material condition or to comply with any material promise or covenant of the Loan Agreement or any of the Loan Documents. The Revolving Note and Term Note are secured by substantially all of the assets of the Company and its subsidiaries, including the Company’s headquarters in Omaha. We also currently are restricted from paying dividends by these credit facilities.

The loan proceeds from the Term Note were wired to U.S. Bank, N.A., the Company’s prior lender, on November 16, 2006, to repay the Company’s obligations under the U.S. Bank Loan Agreement. This Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by Lender plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of the Lender and payment of the prepayment fee as calculated therein.

Payments with respect to the Term Note shall be as follows: (i) interest only in advance at the rate of $1 per day shall be due and payable for the period beginning on November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable.

The Lender shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40,000, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by Lender plus 7.50% per annum. The Lender advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement.

The Loan Agreement and Loan Documents executed with First National Bank of Omaha are intended to replace the Amended and Restated Loan Agreement with U.S. Bank, N.A. dated May 12, 2003, as amended and related loan documentation.

On November 17, 2006, the Company and AAHA Services, Corp. (SERVCO) agreed of a temporary extension with one revision to the agreement ending June 30, 2006 for logistics and other operational services. The Company and SERVCO agreed to extend the agreement to January 31, 2007 while final changes to the agreement are under discussion. It is likely that the Company will extend the agreement with SERVCO.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Condensed, Consolidated Financial Statements

October 31, 2006 (unaudited)

(in thousands, except per share data)

NOTE 9 – SEGEMENT INFORMATION:

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended July 31, 2006, filed with the SEC. The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Since the Company’s reportable segments all provide essentially the same products and services, the Company believes it would be impracticable to report the revenue from external customers for each product and service or each group of similar products and services in accordance with paragraph 37 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended October 31, 2006
Net sales and other revenue	$89,595	$76	$15,396	$(15,251)	$89,816
Cost of sales	81,269	62	13,506	(15,069)	79,768
Operating, general and
administrative expenses	7,340	-	1,716	-	9,056
Operating income	986	14	174	(182)	992
Income before taxes	$670	$14	$168	$(182)	$670
Business segment assets	$89,603	$360	$15,202	$(14,580)	$90,585

Three months ended October 31, 2005
Net sales and other revenue	$99,169	$135	$13,394	$(14,087)	$98,611
Cost of sales	90,979	124	11,697	(13,957)	88,843
Operating, general and
administrative expenses	6,858	-	1,581	-	8,439
Operating income	1,332	11	116	(130)	1,329
Income before taxes	$1,104	$11	$119	$(130)	$1,104
Business segment assets	$103,091	$311	$14,552	$(13,969)	$103,985

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

We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 15% of our sales and other revenue from our direct customer services segment for the three month period ending October 31, 2006.

During the quarter ended October 31, 2006, the Company’s net sales and other revenues decreased by $8.8 million while gross profit increased $280 thousand or 2.87% compared to the prior period. The gross profit increase was primarily due to the decrease in the shareholder rebate of $.7 million and an increase in agency sales commission of $.3 million. This increase was offset primarily due to a decrease of sales performance incentives earned by the Company of $.6 million. The Company calculates rebates which are credited to its shareholders. The Company issues rebates which are earned by its shareholders. Such rebates are calculated according to current practices of management, based on the profit the Company earns from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of profit the Company earns from products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements. For the quarter, net income decreased by $236 thousand to $419 thousand compared to $655 thousand in the prior comparative period. The net income decrease was primarily due to an increase in operations and maintenance expense of $.6 million, an increase in interest expense of $.1 million principally on outstanding debt, and a decrease in the finance charges on past due accounts receivable of $.1 million. Partially offsetting this decrease was an increase in gross profit of $.3 million and a decrease in income tax expense of $.2 million. Due to decreases in sales performance incentives earned by the Company, the estimated shareholder performance rebate accrued for the three month period ended October 31, 2006 was $.7 million versus $1.4 million for the prior comparative period.

The Company has planned considerable vendor rebate programs including annual targets to be achieved based on the calendar year. The Company intends to increase the profitability with the addition of new vendor rebate programs and refocusing product offerings with key vendors. The Company expects that vendor rebates will be higher during the second fiscal quarter ending January 31 than the first fiscal quarter.

Looking forward, we believe that costs of goods from manufacturers and labor expenses will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.

Current Assets

During the three month period ending October 31, 2006, the Company’s current assets increased $14.2 million primarily due to increased accounts receivable and inventory.

Current Liabilities

During the three month period ending October 31, 2006, the Company’s current liabilities also increased $14.2 million primarily due to an increase in notes payable and accounts payable which is the result of increased product purchases from vendors.

Results of Operations

The following discussion is based on the historical results of operations for the three month periods ended October 31, 2006 and 2005.

Summary Consolidated Results of Operations Table For Three Months Ended October 31, 2006

	Three Months Ended
	October 31,
	(in thousands)
	2006	2005
Net sales and other revenue	$89,816	$98,611
Cost of sales	79,768	88,843
Gross profit	10,048	9,768
Operating, general and administrative expenses	9,056	8,439
Operating income	992	1,329
Interest expense, net	(322)	(225)
Other income (expense)	-	-
Income before taxes	670	1,104
Income tax expense	251	449
Net income	$419	$655

Three months ended October 31, 2006 as compared to three months ended October 31, 2005

Net sales and other revenue for the three month period ending October 31, 2006 decreased $8.8 million to $89.8 million compared to $98.6 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to existing customers of $11.2 million and $7.0 million of this decrease was a result of a 2006 vendor contract change which moved previous invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, ships, invoices and collects for the products ordered. Partially offsetting this decrease was an increase in sales to new customers of $1.7 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate decreased $.7 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. The Company issues rebates which are earned by its shareholders. Such rebates are calculated according to current practices of management, based on the profit the Company earns from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of profit the Company earns from products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the three month period ending October 31, 2006 decreased $9.1 million to $79.8 million compared to $88.9 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $9.7 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $.6 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the sales performance measures are achieved.

Gross profit for the three month period ending October 31, 2006 increased $.3 million to $10.1 million compared to $9.8 million for the same period the previous year. This increase is primarily attributable to the decrease in the shareholder rebate of $.7 million and an increase in agency sales commission of $.3 million. This increase was offset primarily due to a decrease of sales performance incentives earned by the Company of $.6 million. Gross profit as a percentage of net sales and other revenue was 11.2% compared to 9.9% for the same period the previous year.

Operating, general and administrative expenses for the three month period ending October 31, 2006 increased $.6 million to $9.0 million compared to $8.4 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.4 million and an increase in taxes other than income of $.2 million. These expenses as a percentage of net sales and other revenue were 10.1% compared to 8.6% for the same period the previous year.

Operating income for the three month period ending October 31, 2006 decreased $.3 million to $1.0 million compared to $1.3 million for the same period the previous year. This decrease is primarily attributable to the increase in operating, general and administrative expenses of $.6 million. Partially offsetting this decrease was an increase in gross profit margin of $.3 million.

The Company’s other income and interest (expense) was $(322) thousand for the three month period ending October 31, 2006, compared to $(225) thousand for the same period the previous year. Interest expense increased to $386 thousand for the three month period ending October 31, 2006, from $337 thousand for the same period in the previous year while interest income decreased to $64 thousand compared to $112 thousand in the prior period. The increase in the Company’s other income and interest (expense) resulted primarily from a decrease in interest income and additional interest expense of $49 thousand due principally on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $48 thousand.

Net income decreased by $.2 million to $.4 million compared to $.6 million for the same period the previous year. The net income decrease was primarily due to an increase in operations and maintenance expense of $.6 million, an increase in interest expense of $.1 million principally on outstanding debt, and a decrease in the finance charges on past due accounts receivable of $.1 million. Partially offsetting this decrease was an increase in gross profit of $.3 million and a decrease in income tax expense of $.2 million.

Operating Segments - three months ended October 31, 2006 as compared to three months ended October 31, 2005

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

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 9 of the Company’s Condensed, Consolidated Financial Statements at October 31, 2006.

Wholesale Distribution

Net sales and other revenue for the three-month period ending October 31, 2006 decreased by 9.7% or $9.6 million. Net sales and other revenue for the three month period ending October 31, 2006 totaled $89.6 million compared to $99.2 million for the same three month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily because of a decrease in sales to existing customers of $11.1 million and $7.0 million of this decrease was a result of a 2006 vendor contract change which moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, ships, invoices and collects for the products ordered. Partially offsetting this decrease was an increase in sales to new customers of $.7 million and an increase in earnings in consolidated affiliates of $.1 million. For the purpose of calculating revenue growth rates of new and existing customers in the animal health industry, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate decreased $.7 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. The Company issues rebates which are earned by its shareholders. Such rebates are calculated according to current practices of management, based on the profit the Company earns from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of profit the Company earns from products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the three month period ending October 31, 2006 decreased $9.7 million to $81.3 million compared to $91.0 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $10.3 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $.6 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the sales performance measures are achieved.

Gross profit increased by $.1 million to $8.3 million compared to $8.2 million for the same three month period in the prior fiscal year. This increase is primarily attributable to the decrease in the shareholder rebate of $.7 million. This increase was offset primarily due to a decrease of sales performance incentives earned by the Company of $.6 million. Gross profit as a percentage of total revenue was 9.3% for the three month period ending October 31, 2006 compared to 8.3% for the same three month period in the previous year.

Operating, general and administrative expenses increased by $.5 million to $7.4 million for three-month period ending October 31, 2006 compared to $6.9 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.5 million. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending October 31, 2006 was 8.2% compared to 6.9% for the three month period ended October 31, 2005.

Operating income decreased by $.4 million to $.9 million for the three-month period ending October 31, 2006 compared to $1.3 million for the previous year. This decrease is primarily attributable to the increase in operating, general and administrative expenses of $.5 million. Partially offsetting this decrease was an increase in gross profit margin of $.1 million.

Logistics Services

Net sales and other revenue for the three-month period ending October 31, 2006 decreased by $60 thousand. Net sales and other revenue for the three-month period ending October 31, 2006 totaled $76 thousand compared to $136 thousand for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers. The Company anticipates that this trend will continue.

Cost of sales for the three month period ending October 31, 2006 decreased $62 thousand to $62 thousand compared to $124 thousand from the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $62 thousand. The cost of goods sold includes the Company’s inventory product cost.

Gross profit increased by $3 thousand to $14 thousand during the three-month period ending October 31, 2006 compared to $11 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 18.9% for the three-month period ending October 31, 2006 compared to 8.1% for the three month period ended October 31, 2005.

Operating, general and administrative expenses are nominal for this segment and for the three month periods ended October 31, 2006 and 2005.

Operating income increased by $3 thousand to $14 thousand for the three-month period ending October 31, 2006 compared to $11 thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit.

Direct Customer Services

Net sales and other revenue for the three-month period ending October 31, 2006 increased by 14.9% or $2.0 million. Net sales and other revenue for the three-month period ending October 31, 2006 totaled $15.4 million compared to $13.4 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $1.1 million and an increase in sales to existing customers of $.9 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers.

Cost of sales for the three month period ending October 31, 2006 increased by $1.8 million to $13.5 million compared to $11.7 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $1.9 million. Partially offsetting this increase was an increase in sales performance incentives earned by the Company of $.1 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the sales performance measures are achieved.

Gross profit increased by $.2 million to $1.9 million in the three-month period ending October 31, 2006 compared to $1.7 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in sales performance incentives earned from manufacturers of animal health products of $.1 million. Gross profit as a percentage of total revenue was 12.3% for the three-month period ending October 31, 2006 compared to 12.7% for the three month period ended October 31, 2005.

Operating, general and administrative expenses increased by $.1 million to $1.7 million for three month period ending October 31, 2006 compared to $1.6 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in employee related expenses of $.2 million. Partially offsetting this increase was a decrease in payroll, payroll taxes, and employee benefits of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending October 31, 2006 were 11.1% and compared to 11.8% during the same three month period ending October 31, 2005.

Operating income increased by $.1 million to $.2 million for the three month period ending October 31, 2006 compared to an operating income of $.1 million for the same period in the previous year. This increase is primarily attributable to an increase in gross profit of $.2 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $.1 million.

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

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the three month period ended October 31, 2006, there were no additional material commitments for capital expenditures other than those described below.

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

In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and US. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrued interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics were jointly and severally liable for the obligations under the Term Promissory Note, which was scheduled to mature on June 1, 2008. The Term Promissory Note was payable in 59 monthly installments of principal and interest in the amount of $76,904 through May 1, 2008. On June 1, 2008, all unpaid principal and interest would have been due. As of October 31, 2006, the Company had $1,487,133 outstanding on the Term Promissory Note.

On December 28, 2004, the Company, ProConn, Exact Logistics and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit from $25,000,000 to $40,000,000, and the Company agreed to amend its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit was evidenced by a Revolving Promissory Note for $40,000,000 among U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics were jointly and severally liable for the obligations under the Revolving Promissory Note, which was scheduled to mature on January 1, 2008. The actual principal amount outstanding varied as the Company borrowed and repaid its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrued interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio. As of October 31, 2006, the variable interest rate at which the Revolving Promissory Note accrued interest was 7.22% and the Company had approximately $8.4 million outstanding thereunder.

Both the Term Promissory Note and the Revolving Promissory Note were secured by a first and second mortgage held by U.S. Bank on the Company’s Omaha facility as well as a security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles. The Amended and Restated Loan Agreement imposed a number of conditions on the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank’s disbursement of loan funds under the Revolving Promissory Note, including, without limitation, meeting certain financial covenants and providing the Bank with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions would have resulted in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note, which would have permitted U.S. Bank the right to accelerate the payment of the outstanding principal and accrued interest under both notes.

The Loan Agreement and Loan Documents executed with First National Bank of Omaha (described below) are intended to replace the Amended and Restated Loan Agreement and related loan documentation with U.S. Bank. On November 16, 2006, the Company repaid all of its obligations in the amount of $22,275,901 under the U.S. Bank Loan Agreement and related loan documents, which amount includes a prepayment penalty of $112,448 of which $25,000 was reimbursed by First National Bank.

In April 2005, the Company signed a lease agreement with U.S. Bancorp Equipment Finance for voice picking equipment to be used in Omaha, Nebraska and York, Pennsylvania facilities. The initial amount of the lease is in the amount of $207,996, with interest 6.19% and monthly payments of $6,346 through April 2008.

Effective October 1, 2005, the Company entered into a Lease with two individuals who are both residents of the State of Texas. Pursuant to the Lease, the Company leases these premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The Lease has an initial term of five (5) years, ending on September 30, 2010. The Company also has the option to renew the initial term of the Lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company intends to use the premises for storing and warehousing veterinary products. The initial amount of the lease is in the amount of $4,557 per month.

On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC, a Kentucky limited liability company. Pursuant to the lease agreement, the Company will lease certain premises located in Lexington, Kentucky. The lease agreement has an initial term of seventeen months, commencing November 1, 2005 and ending March 31, 2007. The Company uses the premises for storing and warehousing animal health products. On August 2, 2006, the Company executed a lease extension and addendum with ACH BRO LLC (successor lessor to IVG) extending the lease through July 31, 2007.

The Company and its subsidiaries, ProConn, LLC and Exact Logistics, LLC, executed a Loan Agreement dated November 14, 2006 (the “Loan Agreement”) and related loan documents (collectively, the “Loan Documents”) with First National Bank of Omaha, a national banking association (the “Lender”). The obligations of the Company and its subsidiaries under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several.

Pursuant to the terms of the Loan Documents, the Lender may loan to the Company and its subsidiaries up to forty-four million six hundred sixty-six thousand dollars ($44,666,000), which includes a forty million dollar ($40,000,000) revolving loan facility and a four million six hundred sixty-six thousand dollar ($4,666,000) term loan facility. The proceeds of such loan facilities will be used to repay existing indebtedness of the Company and provide working capital support.

The Loan Agreement imposes certain financial covenants, and the Company shall not, without the consent of Lender permit its minimum tangible net worth to be less than $17,000,000 or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include, among other things, the Company’s failure (i) to pay amounts when due and (ii) to perform any material condition or to comply with any material promise or covenant of the Loan Agreement or any of the Loan Documents. The Revolving Note and Term Note are secured by substantially all of the assets of the Company and its subsidiaries, including the Company’s headquarters in Omaha. We also currently are restricted from paying dividends by these credit facilities.

The loan proceeds from the Term Note were wired to U.S. Bank, N.A., the Company’s prior lender, on November 16, 2006, to repay the Company’s obligations under the U.S. Bank Loan Agreement. This Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by Lender plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of the Lender and payment of the prepayment fee as calculated therein.

Payments with respect to the Term Note shall be as follows: (i) interest only in advance at the rate of $953 per day shall be due and payable for the period beginning on November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable.

The Lender shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of Forty Million ($40,000,000), which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by Lender plus 7.50% per annum. The Lender advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement.

On November 17, 2006, the Company and AAHA Services, Corp. (SERVCO) agreed to a temporary extension with one revision to the agreement ending June 30, 2006 for logistics and other operational services. The Company and SERVCO agreed to extend the agreement to January 31, 2007 while final changes to the agreement are under discussion. It is likely that the Company will extend the agreement with SERVCO.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. Net cash consumed in operating activities of $7.3 million for three months ending October 31, 2005 was primarily attributable to an increase of $7.5 million in accounts receivable and an increase of $11.1 million in inventories, which was partially offset by an increase in accounts payable of $10.0 million. Net cash consumed in operating activities of $3.1 million for the three months ending October 31, 2006, was primarily attributable to an increase of $9.0 million in accounts receivable and an increase of $6.6 million in inventories, which was partially offset by an increase in accounts payable of $11.4 million.

Investing Activities. Net cash consumed by investing activities of $457 thousand for the three months ending October 31, 2005 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. Net cash consumed by investing activities of $117 thousand for the three months ending October 31, 2006 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

Financing Activities. Net cash provided by financing activities of $8.0 million for period ending October 31, 2005 was primarily attributable to net loan proceeds of $8.3 million. The loan proceeds were on the Company’s revolving line of credit. Net cash provided by financing activities of $2.0 million for the period ending October 31, 2006 was primarily attributable to net loan proceeds of $2.3 million. The loan proceeds were on the Company’s revolving line of credit.

Off-Balance Sheet Arrangements

At October 31, 2006, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 filed with the SEC. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company’s critical accounting policies impacted by judgments, assumptions and estimates.

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

Major Customer, Major Suppliers and Credit Concentrations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 10.6% and 15% at October 31, 2006 and July 31, 2006, respectively. Two vendors comprised 39.5% and 12% of all purchases at October 31, 2006. Two vendors comprised 36.1% and 8.8% of all purchases at July 31, 2006.

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

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and accordingly, this statement does not require any new fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the its year-end statement of financial position, with limited exceptions. This statement is effective for an employer without publicly traded equity securities to recognize the funded status of a defined postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end ended statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows and results of operations.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .72 percentage points (a 10% change from the interest rate as of October 31, 2006), assuming no change in the Company’s outstanding balance under the line of credit (approximately $8.4 million as of October 31, 2006), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $61 thousand. On November 14, 2006, the Company and its subsidiaries executed a new Loan Agreement with First National Bank of Omaha, and such Loan Agreement may impact the market risk disclosed in this paragraph slightly.

Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrued interest at a fixed rate of 5.77% per annum and was scheduled to mature June 1, 2008. The Term Promissory Note was payable in 59 monthly installments of principal and interest in the amount of $76,904 through May 1, 2008. On June 1, 2008, all unpaid principal and interest would have been due. As of October 31, 2006, the Company had $1,487,133 outstanding on the Term Promissory Note.

Under our Second Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $40,000,000 and evidenced by a Revolving Promissory Note dated December 28, 2004, among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note was scheduled to mature on January 1, 2008. The actual principal amount outstanding varied as the Company borrowed and repaid its obligations throughout the term of the loan. Interest was payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. Advances made under the Revolving Promissory Note accrued interest, and at October 31, 2006, the variable interest rate at which the Revolving Promissory Note accrued interest was 7.22% and the Company had approximately $8.4 million outstanding thereunder.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. They reached this conclusion because they determined that we failed to timely file two Current Reports on Form 8-K during the first quarter. We have subsequently filed both Forms 8-K. Our management is evaluating our disclosure controls and procedures to determine appropriate changes to prevent future untimely filings.

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

Changes in Internal Controls

During the quarter ended October 31, 2006, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended July 31, 2006.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)           The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to October 31, 2006.

(b)	Not applicable.

(c)           During the quarter ended October 31, 2006, the Company repurchased seven (7) shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(3)
August 1 – August 31, 2006	4	$3,000	-	2,042
September 1 – September 30, 2006	0	$3,000	-	2,043
October 1 – October 31, 2006	3	$3,000	-	2,043
Total:	7	$3,000	-	2,043

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

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 2006.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)
4.1	Certificate of Professional Veterinary Products, Ltd. (4)
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (1)
4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd., which defines the rights of holders of the securities being registered (2)
4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)
10.1	Supplemental Executive Retirement Plan (effective January 1, 2006) (5)

10.2	Separation Agreement and Release between Professional Veterinary Products, Ltd. and Cheryl E. Miller (6)
10.3	Commercial Lease Extension and Addendum with The Independent Veterinary Group LLC and ACH BRO LLC (7)
23	Consent of Quick & McFarlin, P.C. (#)
31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)
31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)

(#)	Filed herewith.
(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.
(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.
(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.
(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.
(5)	Form 8-K Current Report dated October 19, 2006 and filed October 25, 2006.
(6)	Form S-1 Registration Statement filed on November 28, 2006.
(7)	Form 8-K Current Report dated August 2, 2006, and filed October 25, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 14, 2006

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO

By:	/s/ Neal B. Soderquist
Neal B. Soderquist, Vice President and CFO