Form 10-Q
period 2007-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2007-03-15
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (February 28, 2007).

Common Stock, $1.00 par value, 2,027

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED JANUARY 31, 2007

ITEM 1:	FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

Professional Veterinary Products, Ltd.

Omaha, NE

INDEPENDENT ACCOUNTANT’S REPORT

We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of January 31, 2007, and the related statements of consolidated income for the three month and six month periods ended January 31, 2007 and 2006 and the consolidated statements of cash flows for the six month periods ended January 31, 2007 and 2006. These financial statements are the responsibility of the company’s management.

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
March 8, 2007

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

As of January 31, 2007 (unaudited) and July 31, 2006

(in thousands, except share data)

	January 31,	July 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$1,826	$2,521
Accounts receivable, less allowance for doubtful
accounts $607 and $569, respectively	28,129	18,042
Accounts receivable, related parties	3,959	3,481
Inventory, less allowance for obsolete inventory $93 and $63,
respectively	54,263	35,761
Deferred tax asset	1,365	1,171
Other current assets	660	1,621
Total current assets	90,202	62,597
NET PROPERTY AND EQUIPMENT	9,957	10,124
OTHER ASSETS
Intangible assets, less accumulated
amortization $22 and $16, respectively	39	9
Intangible retirement asset	83	254
Investment in unconsolidated affiliates	1,962	1,946
Cash value of life insurance	1,650	1,468
Other assets	2	1
Total other assets	3,736	3,678
TOTAL ASSETS	$103,895	$76,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$25,733	$6,103
Current portion of long-term debt and capital lease obligation	406	1,061
Accounts payable	44,082	37,955
Accounts payable, related parties	1,477	844
Other current liabilities	5,728	4,897
Total current liabilities	77,426	50,860
LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	4,326	4,052
Accrued retirement benefits, less current portion	83	254
Deferred tax liability	1,028	1,069
Total long-term liabilities	5,437	5,375
TOTAL LIABILITIES	82,863	56,235

COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 8

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and
outstanding, 2,029 shares and 2,042, respectively	2	2
Paid-in capital	6,020	6,039
Retained earnings	15,010	14,123
Total stockholders’ equity	21,032	20,164
TOTAL LIABILITIES AND STOCKHLDERS’ EQUITY	$103,895	$76,399

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

Three and Six Month Periods Ended January 31, 2007 and 2006

(unaudited)

(in thousands, except share data)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2007	2006	2007	2006

NET SALES AND OTHER REVEUNE	$87,478	$103,808	$177,294	$202,419

COST OF SALES	76,681	91,830	156,449	180,673

Gross profit	10,797	11,978	20,845	21,746

OPERATING GENERAL AND
ADMINISTRATIVE EXPENSES	9,497	9,493	18,553	17,932

Operating income	1,300	2,485	2,292	3,814

OTHER INCOME (EXPENSE)
Interest income	49	120	113	232
Interest expense	(428)	(482)	(814)	(819)
Other expense – net	(379)	(362)	(701)	(587)

Income before taxes	921	2,123	1,591	3,227

Income tax expense	453	732	704	1,181

NET INCOME	$468	$1,391	$887	$2,046

EARNINGS PER COMMON SHARE	$229.79	$-	$435.03	$-

EARNINGS PER REDEEMABLE COMMON
SHARE	$-	$1,084.48	$-	$1,591.95

Weighted average common
shares outstanding	2,036	-	2,039	-

Weighted average redeemable common
shares outstanding	-	1,282	-	1,285

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$10,039	$9,764	$20,367	$21,143

Purchases – related parties	$3,511	$3,627	$7,052	$6,460

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Month Periods Ended January 31, 2007 and 2006

(unaudited)

(in thousands, except share data)

	January 31,	January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVTIES
Net income	$887	$2,046
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	702	701
Retirement benefits	172	217
Cash value of life insurance	(182)	(193)
Deferred income tax	(236)	(116)
Allowance for doubtful accounts	38	62
Allowance for obsolete inventory	30	(61)
(Increase) decrease in:
Receivables	(10,603)	(12,839)
Inventory	(18,532)	(12,893)
Other current assets	961	250
Intangible assets	(36)	-
Other assets	(1)	(1)
Increase (decrease) in:
Accounts payable	6,762	4,315
Other liabilities	659	678
Total adjustments	(20,266)	(19,880)

Net cash consumed by operating activities	(19,379)	(17,834)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(529)	(916)
Purchase of investments	(16)	-)
Net cash consumed by investing activities	(545)	(916)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayment)	19,630	20,342
Payments on long-term debt and capital lease obligation	(5,048)	(549)
Proceeds from long-term debt	4,666	-
Net payments from issuance (redemption) of shares
subject to mandatory redemption	-	(2)
Net payments from issuance (redemption) of common stock	(19)	-
Net payments from issuance (redemption) of redeemable common stock	-	(1)
Net cash provided by financing activities	19,229	19,790
Net increase (decrease) in cash	(695)	1,040
Cash at beginning of year	2,521	2,118
Cash at end of period	$1,826	$3,158
Supplemental disclosure of cash flow information:
Interest paid	$792	$729
Income taxes paid	$494	$572

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2007 (unaudited)

(in thousands, except share data)

NOTE 1 – BASIS OF PRESENTATION:

The accompanying consolidated financial statements of Professional Veterinary Products, Ltd., and its wholly-owned subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, these consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 2 to the Consolidated Financial Statements included on Form 10-K referred to above.

The results of operations and cash flows for the six months ended January 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2007 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

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

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the its year-end statement of financial position, with limited exceptions. This statement is effective for an employer without publicly traded equity securities to recognize the funded status of a defined postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15,

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2007 (unaudited)

(in thousands, except share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (continued):

2008. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows and results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement applies to all entities, including not-for-profit organizations. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows and results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consists of the following:

	January 31,	July 31,
	2007	2006
Land	$1,762	$1,762
Buildings	5,088	5,088
Leasehold improvements	601	595
Equipment	8,905	8,824
	16,356	16,269
Less – Accumulated depreciation	6,925	6,229
	9,431	10,040
Construction in progress	526	84
Net property, plant, and equipment	$9,957	$10,124

NOTE 4 – LINE OF CREDIT:

In December 2004, the Company increased the amount of the revolving line of credit with U.S. Bank from $25,000 to $40,000. The short-term borrowing amount outstanding under this credit facility was $0 and $6,103 at January 31, 2007 and July 31, 2006, respectively. This revolving line of credit was paid in full on November 16, 2006. Interest was payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The weighted average interest rate of borrowing outstanding under the revolving credit agreement was 6.45% at July 31, 2006. The average dollar amount of the borrowing was $0 and $20,113 at January 31, 2007 and July 31, 2006, respectively. The line of credit was secured by substantially all of the Company’s assets. Under these debt and credit agreements, the Company was required to maintain certain net worth and leverage ratios. In addition, our debt agreements contained a number of covenants, among other things, that restricted the Company’s ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at July 31, 2006.

On November 16, 2006, the Company executed a loan agreement with First National Bank of Omaha, a national banking association (FNB). For further discussion of the loan agreements, refer to Note 8 of the consolidated financial statements. The loan agreement and loan documents executed with FNB replaced the Amended and Restated Loan Agreement with U.S. Bank, N.A. dated May 12, 2003, as amended, and related loan documentation.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2007 (unaudited)

(in thousands, except share data)

NOTE 4 – LINE OF CREDIT (continued):

FNB shall provide advances to the Company from the revolving note in the maximum aggregate amount of $40,000, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. The short-term borrowing amount outstanding under this credit facility was $25,733 at January 31, 2007. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by lender plus a percentage based on the Company’s leverage ratio. Upon event of default, the revolving note shall bear interest at the LIBOR Rate as determined by lender plus 7.50% per annum. The weighted average interest rate of borrowing outstanding under the revolving credit agreement was 6.47% at January 31, 2007. The average dollar amount of the borrowing was $18,945 at January 31, 2007. The line of credit is secured by substantially all of the Company’s assets.

Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, the Company’s debt agreements contain a number of covenants, among other things, that restrict the Company’s ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at January 31, 2007.

NOTE 5 – EARNINGS PER SHARE:

SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of redeemable common shares outstanding was 0 and 1,285 at January 31, 2007 and 2006, respectively. The weighted average number of common shares outstanding was 2,039 and 0 at January 31, 2007 and 2006, respectively.

NOTE 6 – COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,029 at January 31, 2007 and 2,042 at July 31, 2006. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.

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

There were 0 and 10 Common Shares subscribed but unissued as of January 31, 2007 and July 31, 2006, respectively. The amounts receivable on these shares reduced paid-in capital by $0 and $20 at January 31, 2007 and July 31, 2006, respectively. Accounts receivable arising from common stock are presented as a deduction from paid-in capital to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any common share.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2007 (unaudited)

(in thousands, except share data)

NOTE 7 – POST RETIREMENT BENEFITS:

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the six months ended January 31, 2007 and 2006, benefits accrued and expensed were $172 and $217, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,550 and $1,369 at January 31, 2007 and July 31, 2006, respectively.

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

Net Periodic benefit costs for the Company’s SERP for the six months ended January 31, 2007 and January 31, 2006 include the following components:

January 31,
	2007	2006
Service cost	$72	$77
Interest cost	75	72
Amortization of prior losses	6	-
Amortization of unrecognized prior service cost	19	68

Net periodic benefit cost	$172	$217

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. See Note 6 for additional information.

Major Customer, Major Suppliers and Credit Concentrations – Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 9.6% and 15% of the Company’s receivables at January 31, 2007 and July 31, 2006, respectively. Two vendors comprised 41.9% and 8.7% of all purchases at January 31, 2007. Two vendors comprised 36.1% and 8.8% of all purchases at July 31, 2006.

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

Agreements – On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC (IVG), a Kentucky limited liability company. Pursuant to the lease agreement, the Company will lease certain premises located in Lexington, Kentucky. The lease agreement has an initial term of seventeen months, commencing November 1, 2005 and ending March 31, 2007. The Company uses the premises for storing and

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2007 (unaudited)

(in thousands, except share data)

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

warehousing animal health products. On August 2, 2006, the Company executed a lease extension and addendum with ACH BRO LLC (successor lessor to IVG) extending the lease agreement through July 31, 2007.

The Company executed a loan agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha, a national banking association. The obligations of the Company under the loan agreement and loan documents commenced November 16, 2006, and are joint and several.

Pursuant to the terms of the loan documents, FNB may loan to the Company and its subsidiaries up to $44,666, which includes a $40,000 revolving loan facility and a $4,666 term loan facility. The proceeds of such loan facilities were used to repay existing indebtedness of the Company and provide working capital support.

The loan agreement imposes certain financial covenants, and the Company shall not, without the consent of FNB, permit its minimum tangible net worth to be less than $17,000 or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include, among other things, the Company’s failure (i) to pay amounts when due and (ii) to perform any material condition or to comply with any material promise or covenant of the loan agreement or any of the loan documents. The revolving note and term note are secured by substantially all of the assets of the Company, including the Company’s headquarters in Omaha. The Company is also currently restricted from paying dividends by these credit facilities.

The loan proceeds from the term note were wired to U.S. Bank, N.A., the Company’s prior lender, on November 16, 2006, to repay the Company’s obligations under the U.S. Bank loan agreement. This term note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the term note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This term note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein.

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

FNB shall provide advances to the Company from the revolving note in the maximum aggregate amount of $40,000, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by FNB a percentage based on the Company’s leverage ratio. Upon an event of default, the revolving note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. FNB advanced funds under the revolving note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank loan agreement. The loan agreement and loan documents executed FNB replaced the Amended and Restated Loan Agreement with U.S. Bank, N.A. dated May 12, 2003, as amended and related loan documentation.

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

On January 3, 2007, the Company entered into Amendment No. 3 to lease agreement with Kinsley Equities II Limited Partnership. The agreement extended the lease term from July 31, 2007 to July 31, 2010.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2007 (unaudited)

(in thousands, except share data)

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

Subsequent Events – On February 7, 2007, the Company and SERVCO agreed to a temporary extension with one revision to the agreement ending June 30, 2006 for logistics and other operational services. The Company and SERVCO agreed to extend the agreement to June 30, 2007 while final changes to the agreement are under discussion. It is likely that the Company will extend the agreement with SERVCO.

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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2007 (unaudited)

(in thousands, except share data)

NOTE 9 – SEGMENT INFORMATION (continued):

The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended
January 31, 2007
Net sales and other revenue	$86,107	$64	$18,835	$(17,528)	$87,478
Cost of sales	77,114	54	16,705	(17,192)	76,681
Operating, general and
administrative expenses	7,702	-	1,795	-	9,497
Operating income	1,290	10	336	(336)	1,300
Income before taxes	$921	$10	$326	$(336)	$921

Three months ended
January 31, 2006
Net sales and other revenue	$103,032	$106	$17,317	$(16,647)	$103,808
Cost of sales	92,791	98	15,202	(16,261)	91,830
Operating, general and
administrative expenses	7,761	-	1,732	-	9,493
Operating income	2,480	8	383	(386)	2,485
Income before taxes	$2,122	$8	$379	$(386)	$2,123

Six months ended
January 31, 2007
Net sales and other revenue	$175,702	$140	$34,231	$(32,779)	$177,294
Cost of sales	158,383	116	30,211	(32,261)	156,449
Operating, general and
administrative expenses	15,042	-	3,511	-	18,553
Operating income	2,277	24	509	(518)	2,292
Income before taxes	$1,591	$24	$494	$(518)	$1,591
Business segment assets	$102,706	$369	$13,609	$(12,787)	$103,895

Six months ended
January 31, 2006
Net sales and other revenue	$202,201	$241	$30,712	$(30,735)	$202,419
Cost of sales	183,770	222	26,899	(30,218)	180,673
Operating, general and
administrative expenses	14,619	-	3,313	-	17,932
Operating income	3,813	19	499	(517)	3,814
Income before taxes	$3,227	$19	$498	$(517)	$3,227
Business segment assets	$111,118	$319	$14,346	$(13,717)	$112,066

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

We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 16% of our sales and other revenue from our direct customer services segment for the six month period ending January 31, 2007.

During the quarter ended January 31, 2007, the Company’s net sales and other revenues decreased by $16.3 million and gross profit decreased $1.2 million or 9.9% compared to the prior period. The gross profit decrease was primarily due to a decrease of sales performance incentives earned by the Company of $1.3 million. This decrease was offset primarily due to a decrease in freight expense of $.1 million. For the quarter, net income decreased by $.9 million to $.5 million compared to $1.4 million in the prior comparative period. The net income decrease was primarily due to a decrease in operating income of $1.2 million of which $1.2 million was a result of a decrease of gross profit. This decrease was offset primarily due to a decrease in income tax expense of $.3 million. The estimated shareholder performance rebate earned for the three month period ended January 31, 2007 was $.8 million versus $.7 million for the prior comparative period. The company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements.

Looking forward, we believe that costs of goods from manufacturers and labor expenses will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.

Current Assets

During the six month period ending January 31, 2007, the Company’s current assets increased $27.6 million due to increased trade accounts receivable and inventory.

Current Liabilities

During the six month period ending January 31, 2007, the Company’s current liabilities also increased $26.6 million primarily due to an increase in notes payable and accounts payable which is the result of increased product purchases from vendors.

Results of Operations

The following discussion is based on the historical results of operations for the three month and six month periods ended January 31, 2007 and 2006.

Summary Consolidated Results of Operations Table For Three Months Ended January 31, 2007

	Three Months Ended
	January 31,
	(in thousands)
	2007	2006
Net sales and other revenue	$87,478	$103,808
Cost of sales	76,681	91,830
Gross profit	10,797	11,978
Operating, general and administrative expenses	9,497	9,493
Operating income	1,300	2,485
Interest expense, net	(379)	(362)
Income before taxes	921	2,123
Income tax expense	453	732
Net income	$468	$1,391

Three months ended January 31, 2007 as compared to three months ended January 31, 2006

Net sales and other revenue for the three month period ending January 31, 2007 decreased $16.3 million to $87.5 million compared to $103.8 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to existing customers of $16.4 million of which $4.8 million was a result of a 2006 and 2007 vendor contract change which moved previous invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, ships invoices and collects for the products ordered. Partially offsetting this decrease was an increase in sales to new customers of $.2 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate increased $.1 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. The Company issues rebates which are earned by its shareholders. Such rebates are calculated according to current practices of management, based on the profit the Company earns from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of profit the Company earns from products purchased by each shareholder during the period.

Cost of sales for the three month period ending January 31, 2007 decreased $15.1 million to $76.7 million compared to $91.8 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $16.3 million and a decrease in freight expense of $.1 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $1.3 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.

Gross profit for the three month period ending January 31, 2007 decreased $1.2 million to $10.8 million compared to $12.0 million for the same period the previous year. This decrease is primarily attributable to the decrease in sales performance incentives earned by the Company of $1.3 million. This decrease was offset primarily due to a decrease of freight expense of $.1 million. Gross profit as a percentage of net sales and other revenue was 12.3% compared to 11.5% for the same period the previous year.

Operating, general and administrative expenses for the three month period ending January 31, 2007 increased nominally compared to the same period the previous year. These expenses as a percentage of net sales and other revenue were 10.9% compared to 9.1% for the same period the previous year.

Operating income for the three month period ending January 31, 2007 decreased $1.2 million to $1.3 million compared to $2.5 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $1.2 million of which $1.3 million was a result of a decrease in sales performance incentives earned by the Company. Partially offsetting this decrease was a decrease in freight expense of $.1 million.

The Company’s other income and (expense) was $(379) thousand for the three month period ending January 31, 2007, compared to $(362) thousand for the same period the previous year. Interest expense decreased to $428 thousand for the three month period ending January 31, 2007, from $482 thousand for the same period in the previous year while interest income decreased to $49 thousand compared to $120 thousand in the prior period. The increase in the Company’s other income and (expense) resulted primarily from a decrease in interest income and a decrease in interest expense of $54 thousand on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $71 thousand.

Net income decreased by $.9 million to $.5 million compared to $1.4 million for the same period the previous year. The net income decrease was primarily due to a decrease in operating income of $1.2 million. Partially offsetting this decrease was a decrease in income tax expense of $.3 million.

Operating Segments – Three months ended January 31, 2007 as compared to three months ended January 31, 2006

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

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 9 of the Company’s Consolidated Financial Statements at January 31, 2007.

Wholesale Distribution

Net sales and other revenue for the three-month period ending January 31, 2007 decreased by 16.4% or $16.9 million. Net sales and other revenue for the three month period ending January 31, 2007 totaled $86.1 million compared to $103.0 million for the same three month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily because of a decrease in sales to existing customers of $16.8 million of which $4.8 million was a result of a 2006 and 2007 vendor contract change which moved previously invoiced sales to a commission-based agency relationship. The Company’s shareholder rebate increased $.1 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the three month period ending January 31, 2007 decreased $15.7 million to $77.1 million compared to $92.8 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $16.6 million and a decrease in freight expense of $.1 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $1.0 million. The cost of goods sold includes the Company’s inventory product cost.

Gross profit decreased by $1.3 million to $8.9 million compared to $10.2 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to the decrease of sales performance incentives earned by the Company of $1.0 million, a decrease in earnings of consolidated affiliates of $.1 million, and an increase in the shareholder rebate of $.1 million. Gross profit as a percentage of total revenue was 10.4% for the three month period ending January 31, 2007 compared to 9.9% for the same three month period in the previous year.

Operating, general and administrative expenses decreased by $.1 million to $7.7 million for three month period ending January 31, 2007 compared to $7.8 million for the previous year. This decrease in operating, general and administrative expenses resulted primarily from a decrease in general marketing expenses of $.2 million and an increase in billable marketing income of $.2 million. Partially offsetting this decrease was an increase in payroll, payroll taxes, and employee benefits of $.3 million. Such operating, general and administrative expenses as a percentage of total revenue for the three-month period ending January 31, 2007 was 8.9% compared to 7.5% for the three month period ended January 31, 2006.

Operating income decreased by $1.2 million to $1.3 million for the three month period ending January 31, 2007 compared to $2.5 million for the previous year. This decrease is primarily attributable to the decrease of sales performance incentives earned by the Company of $1.0 million, a decrease in earnings of consolidated affiliates of $.1 million, and an increase in the shareholder rebate of $.1 million.

Logistics Services

Net sales and other revenue for the three month period ending January 31, 2007 decreased by $42 thousand. Net sales and other revenue for the three month period ending January 31, 2007 totaled $64 thousand compared to $106 thousand for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers. The Company anticipates that sales to other animal health wholesalers will continue to decrease.

Cost of sales for the three month period ending January 31, 2007 decreased $44 thousand to $54 thousand compared to $98 thousand from the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $43 thousand. The cost of goods sold includes the Company’s inventory product cost.

Gross profit increased by $2 thousand to $10 thousand during the three month period ending January 31, 2007 compared to $8 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 15.6% for the three month period ending January 31, 2007 compared to 7.5% for the three month period ended January 31, 2006.

Operating, general and administrative expenses are nominal for this segment and for the three month periods ended January 31, 2007 and 2006.

Operating income increased by $2 thousand to $10 thousand for the three month period ending January 31, 2007 compared to $8 thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit.

Direct Customer Services

Net sales and other revenue for the three month period ending January 31, 2007 increased by 8.8% or $1.5 million. Net sales and other revenue for the three month period ending January 31, 2007 totaled $18.8 million compared to $17.3 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $.2 million and an increase in sales to existing customers of $1.3 million.

Cost of sales for the three month period ending January 31, 2007 increased by $1.5 million to $16.7 million compared to $15.2 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $1.2 million and a decrease in sales performance incentives earned by the Company of $.3 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the sales performance measures are achieved.

Gross profit for the three month period ending January 31, 2007 increased nominally compared to the same period the previous year. Gross profit as a percentage of total revenue was 11.3% for the three month period ending January 31, 2007 compared to 12.2% for the three month period ended January 31, 2006.

Operating, general and administrative expenses increased by $.1 million to $1.8 million for three month period ending January 31, 2007 compared to $1.7 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in employee transportation expenses of $.1 million and an increase in general marketing expense of $.1 million. Partially offsetting this increase was a decrease in payroll, payroll taxes, and employee benefits of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2007 were 9.5% and compared to 10% during the same three month period ending January 31, 2006.

Operating income for the three month period ending January 31, 2007 decreased nominally compared to the same period the previous year.

Summary Consolidated Results of Operations Table for six months ended January 31, 2007

	Six Months Ended
	January 31,
	(in thousands)
	2007	2006
Net sales and other revenue	$177,294	$202,419
Cost of sales	156,449	180,673
Gross profit	20,845	21,746
Operating, general and administrative expenses	18,553	17,932
Operating income	2,292	3,814
Interest expense, net	(701)	(587)
Income before taxes	1,591	3,227
Income tax expense	704	1,181
Net income	$887	$2,046

Six months ended January 31, 2007 as compared to six months ended January 31, 2006

Net sales and other revenue for the six month period ending January 31, 2007 decreased $25.1 million to $177.3 million compared to $202.4 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to existing customers of $30.9 million of which $9.2 million was a result of a 2006 and 2007 vendor contract change which moved previous invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, ships, invoices and collects for the products ordered. Partially offsetting this decrease was an increase in sales to new customers of $5.2 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate decreased $.6 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. The Company issues rebates which are earned by its shareholders. Such rebates are calculated according to current practices of management, based on the profit the Company earns from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of profit the Company earns from products purchased by each shareholder during the period.

Cost of sales for the six month period ending January 31, 2007 decreased $24.2 million to $156.5 million compared to $180.7 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $25.9 million and a decrease in freight expense of $.1 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $1.8 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the sales performance measures are achieved.

Gross profit for the six month period ending January 31, 2007 decreased $.9 million to $20.8 million compared to $21.7 million for the same period the previous year. This decrease is primarily attributable to the decrease in sales performance incentives earned by the Company of $1.8 million. This decrease was offset primarily due to an increase in agency sales commission of $.9 million. Gross profit as a percentage of net sales and other revenue was 11.8% compared to 10.7% for the same period the previous year.

Operating, general and administrative expenses for the six month period ending January 31, 2007 increased $.6 million to $18.5 million compared to $17.9 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.6 million and an increase in taxes other than income of $.2 million. Partially offsetting this increase was an increase in marketing income of $.2 million. These expenses as a percentage of net sales and other revenue were 10.5% compared to 8.9% for the same period the previous year.

Operating income for the six month period ending January 31, 2007 decreased $1.5 million to $2.3 million compared to $3.8 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $.9 million and an increase in operating, general and administrative expenses of $.6 million.

The Company’s other income and (expense) was $(701) thousand for the six month period ending January 31, 2007, compared to $(587) thousand for the same period the previous year. Interest expense decreased to $814 thousand for the six month period ending January 31, 2007, from $819 thousand for the same period in the previous year while interest income decreased to $113 thousand compared to $232 thousand in the prior period. The increase in the Company’s other income and (expense) resulted primarily from a decrease in interest income and a decrease in interest expense of $5 thousand due principally on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $119 thousand.

Net income decreased by $1.2 million to $.8 million compared to $2.0 million for the same period the previous year. The net income decrease was primarily due to a decrease in operating income of $1.5 million and an increase in other income (expense) of $.1 million. Partially offsetting this decrease was a decrease in income tax expense of $.4 million.

Operating Segments – six months ended January 31, 2007 compared to six months ended January 31, 2006

Wholesale Distribution

Net sales and other revenue for the six month period ending January 31, 2007 decreased by 13.1% or $26.5 million. Net sales and other revenue for the six month period ending January 31, 2007 totaled $175.7 million compared to $202.2 million for the same six month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily because of a decrease in sales to existing customers of $28.2 million of which $9.2 million was a result of a 2006 and 2007 vendor contract change which moved previously invoiced sales to a commission-based agency relationship. The Company’s shareholder rebate decreased $.6 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the six month period ending January 31, 2007 decreased $25.4 million to $158.4 million compared to $183.8 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $26.9 million and a decrease in freight expense of $.1 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $1.6 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.

Gross profit decreased by $1.1 million to $17.3 million compared to $18.4 million for the same six month period in the prior fiscal year. This decrease is primarily attributable to the decrease of sales performance incentives earned by the Company of $1.6 million. This decrease was offset primarily due to a decrease in shareholder rebate of $.6 million. Gross profit as a percentage of total revenue was 9.9% for the six month period ending January 31, 2007 compared to 9.1% for the same six month period in the previous year.

Operating, general and administrative expenses increased by $.4 million to $15.0 million for six month period ending January 31, 2007 compared to $14.6 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.8 million. This increase was offset primarily due to a decrease in other operating and maintenance expenses of $.4 million which included a decrease of $.1 million in credit card fees charged to the Company. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2007 was 8.6% compared to 7.2% for the six month period ended January 31, 2006.

Operating income decreased by $1.5 million to $2.3 million for the six month period ending January 31, 2007 compared to $3.8 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $1.1 million and an increase in operating, general and administrative expenses of $.4 million.

Logistics Services

Net sales and other revenue for the six month period ending January 31, 2007 decreased by $.1 million. Net sales and other revenue for the six month period ending January 31, 2007 totaled $.1 million compared to $.2 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers. The Company anticipates that sales to other animal health wholesalers will continue to decrease.

Cost of sales for the six month period ending January 31, 2007 decreased $.1 million to $.1 million compared to $.2 million from the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $.1 million. The cost of goods sold includes the Company’s inventory product cost.

Gross profit increased by $5 thousand to $24 thousand during the six month period ending January 31, 2007 compared to $19 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 17.1% for the six month period ending January 31, 2007 compared to 7.8% for the six month period ended January 31, 2006.

Operating, general and administrative expenses are nominal for this segment and for the six month periods ended January 31, 2007 and 2006.

Operating income increased by $5 thousand to $24 thousand for the six month period ending January 31, 2007 compared to $19 thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit.

Direct Customer Services

Net sales and other revenue for the six month period ending January 31, 2007 increased by 11.5% or $3.5 million. Net sales and other revenue for the six month period ending January 31, 2007 totaled $34.2 million compared to $30.7 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $4.1 million. Partially offsetting this increase was a decrease in sales to existing customers of $.6 million.

Cost of sales for the six month period ending January 31, 2007 increased by $3.3 million to $30.2 million compared to $26.9 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $3.1 million and a decrease in sales performance incentives earned by the Company of $.2 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.

Gross profit increased by $.2 million to $4.0 million in the six month period ending January 31, 2007 compared to $3.8 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in sales margin on the purchase of animal health products of $.2 million. Gross profit as a percentage of total revenue was 11.7% for the six month period ending January 31, 2007 compared to 12.4% for the six month period ended January 31, 2006.

Operating, general and administrative expenses increased by $.2 million to $3.5 million for six month period ending January 31, 2007 compared to $3.3 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in employee transportation expenses of $.2 million, vet of record commission of $.1 million, and marketing expense of $.1 million. Partially offsetting this increase was a decrease in payroll, payroll taxes, and employee benefits of $.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2007 were 10.2% and compared to 10.8% during the same six month period ending January 31, 2006.

Operating income for the six month period ending January 31, 2007 increased nominally compared to the same period the previous year.

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

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the six month period ended January 31, 2007, there were no additional material commitments for capital expenditures other than those described below.

The Company also has expended significant funds in the lease and purchase of its facilities. In March 2002, the Company signed a lease agreement with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania for an initial term of five years. The Company uses this facility to ship products to its customers in that geographical area of the United States. In June 2003, the Company exercised an option to lease an additional 17,500 square feet of space in that facility for a total of 87,500 square feet of leased space in York, Pennsylvania. In January 2007, the Company signed an amended lease agreement with Kinsley Equities II Limited Partnership to extend the lease term from July 31, 2007 to July 31, 2010.

In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries, ProConn, LLC and Exact Logistics, LLC also were named as borrowers. As part of this amendment and restatement, the Company, its subsidiaries, and US. Bank entered into an Amended and Restated Loan Agreement and the Company converted $4,000,000 of the Company’s then current obligations under the original Revolving Credit Agreement into a term loan and into a Term Promissory Note in the same amount, which accrued interest at a fixed rate of 5.77% per annum. The Company, ProConn and Exact Logistics were jointly and severally liable for the obligations under the Term Promissory Note, which was scheduled to mature on June 1, 2008. The Term Promissory Note was payable in 59 monthly installments of principal and interest in the amount of $76,904 through May 1, 2008. On June 1, 2008, all unpaid principal and interest would have been due. As of January 31, 2007, the Company had $0 outstanding on the Term Promissory Note. The Company executed a Loan Agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha, a national banking association. The obligations of the Company under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several. On November 16, 2006, the loan proceeds from the Term Note were wired to U.S. Bank, N.A., the Company’s prior lender to repay the Company’s obligations under the U.S. Bank Loan Agreement.

On December 28, 2004, the Company, ProConn, Exact Logistics and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank agreed to increase the Company’s revolving line of credit from $25,000,000 to $40,000,000, and the Company agreed to amend its financial covenants under the Amended and Restated Loan Agreement. The increased revolving line of credit was evidenced by a Revolving Promissory Note for $40,000,000 among U.S. Bank, the Company, ProConn and Exact Logistics. The Company, ProConn and Exact Logistics were jointly and severally liable for the obligations under the Revolving Promissory Note, which was scheduled to mature on January 1, 2008. The actual principal amount outstanding varied as the Company borrowed and repaid its obligations throughout the term of the loan. Advances made under the Revolving Promissory Note accrued interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio. The Company executed a Loan Agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha, a national banking association. The obligations of the Company under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several. On November 16, 2006, the loan proceeds from the revolving line of credit were wired to U.S. Bank, N.A., the Company’s prior lender to repay the Company’s obligations under the U.S. Bank Loan Agreement.

Both the Term Promissory Note and the Revolving Promissory Note were secured by a first and second mortgage held by U.S. Bank on the Company’s Omaha facility as well as a security interest on all of the Company’s accounts receivable, inventory, chattel paper, equipment, instruments, investment property, deposit accounts, documents, letter of credit rights, fixtures, all personal property and general intangibles. The Amended and Restated Loan Agreement imposed a number of conditions on the Company, ProConn and Exact Logistics on an on-going basis prior to the U.S. Bank’s disbursement of loan funds under the Revolving Promissory Note, including, without limitation, meeting certain financial covenants and providing the lender with annual audited financial statements and monthly interim financial statements. Failure to comply with these conditions would have resulted in a default under the Amended and Restated Loan Agreement, Revolving Promissory Note and Term Promissory Note, which would have permitted U.S. Bank the right to accelerate the payment of the outstanding principal and accrued interest under both notes.

The Loan Agreement and Loan Documents executed with First National Bank of Omaha (described below) replaced the Amended and Restated Loan Agreement and related loan documentation with U.S. Bank. On November 16, 2006, the Company repaid all of its obligations in the amount of $22,275,901 under the U.S. Bank Loan Agreement and related loan documents, which amount includes a prepayment penalty of $112,448 of which $25,000 was reimbursed by First National Bank of Omaha.

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

On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC (IVG), a Kentucky limited liability company. Pursuant to the lease agreement, the Company will lease certain premises located in Lexington, Kentucky. The lease agreement has an initial term of seventeen months, commencing November 1, 2005 and ending March 31, 2007. The Company uses the premises for storing and warehousing animal health products. On August 2, 2006, the Company executed a lease extension and addendum with ACH BRO LLC (successor lessor to IVG) extending the lease through July 31, 2007.

The Company and its subsidiaries, ProConn, LLC and Exact Logistics, LLC, executed a Loan Agreement dated November 14, 2006 (the “Loan Agreement”) and related loan documents (collectively, the “Loan Documents”) with First National Bank of Omaha (FNB), a national banking association (the “Lender”). The obligations of the Company and its subsidiaries under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several.

Pursuant to the terms of the Loan Documents, FNB may loan to the Company and its subsidiaries up to forty-four million six hundred sixty-six thousand dollars ($44,666,000), which includes a forty million dollar ($40,000,000) revolving loan facility and a four million six hundred sixty-six thousand dollar ($4,666,000) term loan facility. The proceeds of such loan facilities were used to repay existing indebtedness of the Company and provide working capital support.

The Loan Agreement imposes certain financial covenants, and the Company shall not, without the consent of FNB permit its minimum tangible net worth to be less than $17,000,000 or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include, among other things, the Company’s failure (i) to pay amounts when due and (ii) to perform any material condition or to comply with any material promise or covenant of the Loan Agreement or any of the Loan Documents. The Revolving Note and Term Note are secured by substantially all of the assets of the Company and its subsidiaries, including the Company’s headquarters in Omaha. We also currently are restricted from paying dividends by these credit facilities.

The loan proceeds from the Term Note were wired to U.S. Bank, N.A., the Company’s prior lender, on November 16, 2006, to repay the Company’s obligations under the U.S. Bank Loan Agreement. This Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein.

Payments with respect to the Term Note shall be as follows: (i) interest only in advance at the rate of $953 per day shall be due and payable for the period beginning on November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of January 31, 2007, the Company had $4,640,250 outstanding on the Term Note.

FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of Forty Million ($40,000,000), which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of January 31, 2007, the variable interest rate at which the Revolving Note accrued interest was 6.57% and the Company had approximately $25.7 million outstanding thereunder.

On November 17, 2006, the Company and AAHA Services, Corp. (SERVCO) agreed to a temporary extension with one revision to the agreement ending June 30, 2006 for logistics and other operational services. The Company and SERVCO agreed to extend the agreement to January 31, 2007.

On February 7, 2007, the Company and SERVCO agreed to a temporary extension with one revision to the agreement ending June 30, 2006 for logistics and other operational services. The Company and SERVCO agreed to extend the agreement to June 30, 2007 while final changes to the agreement are under discussion. It is likely that the Company will extend the agreement with SERVCO.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. Net cash consumed in operating activities of $17.8 million for six months ending January 31, 2006 was primarily attributable to an increase of $12.8 million in accounts receivable and an increase of $13.0 million in inventories, which was partially offset by an increase in accounts payable of $4.3 million. Net cash consumed in operating activities of $19.4 million for the six months ending January 31, 2007, was primarily attributable to an increase of $10.6 million in accounts receivable and an increase of $18.5 million in inventories, which was partially offset by an increase in accounts payable of $6.8 million.

Investing Activities. Net cash consumed by investing activities of $.9 million for the six months ending January 31, 2006 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. Net cash consumed by investing activities of $.5 million for the six months ending January 31, 2007 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

Financing Activities. Net cash provided by financing activities of $19.8 million for period ending January 31, 2006 was primarily attributable to net loan proceeds. The majority of the loan proceeds were on the Company’s revolving line of credit. Net cash provided by financing activities of $19.2 million for the period ending January 31, 2007 was primarily attributable to net loan proceeds. The majority of the loan proceeds were on the Company’s revolving line of credit.

Off-Balance Sheet Arrangements

At January 31, 2007, the Company did not have any off-balance sheet arrangements.

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

Major Customer, Major Suppliers and Credit Considerations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 9.6% and 15% of the Company’s receivables at January 31, 2007 and July 31, 2006, respectively. Two vendors comprised 41.9% and 8.7% of all purchases at January 31, 2007. Two vendors comprised 36.1% and 8.8% of all purchases at July 31, 2006.

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

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the its year-end statement of financial position, with limited exceptions. This statement is effective for an employer without publicly traded equity securities to recognize the funded status of a defined postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows and results of operations.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – an amendment of FASB Statement No. 115. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement applies to all entities, including not-for-profit organizations. Most of the provisions of this statement apply only to entities that elect the fair value option. However, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows and results of operations.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .66 percentage points (a 10% change from the interest rate as of January 31, 2007), assuming no change in the Company’s outstanding balance under the line of credit (approximately $25.7 million as of January 31, 2007), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $169 thousand. On November 14, 2006, the Company and its subsidiaries executed a new Loan Agreement with First National Bank of Omaha and the loan proceeds from the revolving line of credit were wired to U.S. Bank, N.A., the Company’s prior lender to repay the Company’s obligations under the U.S. Bank Loan Agreement.

Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrued interest at a fixed rate of 5.77% per annum and was scheduled to mature June 1, 2008. The Term Promissory Note was payable in 59 monthly installments of principal and interest in the amount of $76,904 through May 1, 2008. On June 1, 2008, all unpaid principal and interest would have been due. As of January 31, 2007, the Company had $0 outstanding on the Term Promissory Note. The Company executed a Loan Agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha, a national banking association. The obligations of the Company under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several. On November 16, 2006, the loan proceeds from the Term Note were wired to U.S. Bank, N.A., the Company’s prior lender to repay the Company’s obligations under the U.S. Bank Loan Agreement.

Under our Second Amendment to the Amended and Restated Loan Agreement with U.S. Bank, our revolving line of credit was increased to $40,000,000 and evidenced by a Revolving Promissory Note dated

December 28, 2004, among U.S. Bank, the Company, and its subsidiaries. The Revolving Promissory Note was scheduled to mature on January 1, 2008. The actual principal amount outstanding varied as the Company borrowed and repaid its obligations throughout the term of the loan. Interest was payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. Advances made under the Revolving Promissory Note accrued interest. The Company executed a Loan Agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha, a national banking association. The obligations of the Company under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several. On November 16, 2006, the loan proceeds from the revolving line of credit were wired to U.S. Bank, N.A., the Company’s prior lender to repay the Company’s obligations under the U.S. Bank Loan Agreement.

Under our Loan Agreement with FNB dated November 14, 2006, the Company and its subsidiaries executed a Term Note in the amount of $4,666,000 which accrues interest at a fixed rate of 7.35% per annum and is schedule to mature December 1, 2016. The Term Note is payable in 119 monthly installments of principal and interest if the amount of $55,282 through November 1, 2016. As of January 31, 2007, the Company had $4,640,250 outstanding on the Term Note.

Under our Loan Agreement with FNB dated November 14, 2006, the Company and its subsidiaries executed a Revolving Note in the maximum aggregate amount of $40,000,000 and evidenced by a Revolving Note dated November 14, 2006. Advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less then or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of January 31, 2007, the variable interest rate at which the Revolving Note accrued interest was 6.57% and the Company had approximately $25.7 million outstanding thereunder.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

During the quarter ended January 31, 2007, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

(a)           The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to January 31, 2007.

(b)	Not applicable.

(c)           During the quarter ended January 31, 2007, the Company repurchased fifteen (15) shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(3)
November 1 – November 30, 2006	4	$3,000	-	2,039
December 1 – December 31, 2006	1	$3,000	-	2,039
January 1 – January 31, 2007	10	$3,000	-	2,029
Total:	15	$3,000	-	2,029

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

None.

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on December 8, 2006, for the purposes of electing two Class I directors to serve until the 2009 Annual Meeting of Shareholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s nominees. Each of management’s nominees for director as listed in the Proxy Statement was elected.

The voting tabulation on the election of directors was as follows:

Director	Shares Voted “FOR”	Shares Voted “WITHHOLD”
Thomas Wakefield, D.V.M	1118	41
Eileen Sam Holly Morris, D.V.M.	1118	42

Class II directors serve until the 2007 Annual Meeting of Shareholders and include Steven E. Wright, D.V.M., Buddy D. Ray, D.V.M., and Scott A. Shuey, D.V.M. Class III directors serve until the 2008 Annual Meeting of Shareholders and include G.W. Buckaloo, Jr., D.V.M., Tom Latta, D.V.M., William Swartz, D.V.M. The Board also has a non-shareholder member who serves until 2008, A. Donald Janezic, Jr.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)
4.1	Certificate of Professional Veterinary Products, Ltd. (4)
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)
10.1	Loan Agreement with First National Bank of Omaha dated November 14, 2006 (5)
10.2	Revolving Note dated November 14, 2006, to First National Bank of Omaha (5)
10.3	Term Note dated November 14, 2006, to First National Bank of Omaha (5)
10.4	Form of Security Agreement dated November 14, 2006, with First National Bank of Omaha (5)
10.5	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated November 14, 2006, in favor of First National Bank of Omaha (5)
10.6	Assignment of Rents and Leases dated November 14, 2006, in favor of First National Bank of Omaha (5)
10.7	Amendment No. 3 to Lease Agreement with Kinsley Equities II Limited Partnership (6)
23	Consent of Quick & McFarlin, P.C. (#)
31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)
31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)

(#)	Filed herewith.

The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.
(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.
(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.
(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.
(5)	Form 8-K Current Report dated November 14, 2006, and filed November 20, 2006.
(6)	Form 8-K Current Report dated January 3, 2007, and filed January 9, 2007

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 15, 2007

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO (principal executive officer)

By:	/s/ Neal B. Soderquist
Neal B. Soderquist, Vice President and CFO (principal financial officer)