Form 10-Q
period 2007-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2007-06-13
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 31, 2007).

Common Stock, $1.00 par value, 2,035

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED APRIL 30, 2007

ITEM 1:	FINANCIAL STATEMENTS

To the Board of Directors and Stockholders

Professional Veterinary Products, Ltd.

Omaha, NE

INDEPENDENT ACCOUNTANT’S REPORT

We have reviewed the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (a Nebraska Corporation) and subsidiaries as of April 30, 2007, and the related statements of consolidated income for the three month and nine month periods ended April 30, 2007 and 2006 and the consolidated statements of cash flows for the nine month periods ended April 30, 2007 and 2006. These financial statements are the responsibility of the company’s management.

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
June 8, 2007

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

As of April 30, 2007 (unaudited) and July 31, 2006

(in thousands, except share data)

	April 30,	July 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$2,573	$2,521
Accounts receivable, less allowance for doubtful
accounts $578 and $569, respectively	29,279	18,042
Accounts receivable, related parties	3,893	3,481
Inventory, less allowance for obsolete inventory $83 and $63,
respectively	54,886	35,761
Deferred tax asset	1,384	1,171
Other current assets	838	1,621
Total current assets	92,853	62,597
NET PROPERTY AND EQUIPMENT	10,169	10,124
OTHER ASSETS
Intangible assets, less accumulated
amortization $23 and $16, respectively	38	9
Intangible retirement asset	-	254
Investment in unconsolidated affiliates	1,970	1,946
Cash value of life insurance	1,860	1,468
Other assets	2	1
Total other assets	3,870	3,678
TOTAL ASSETS	$106,892	$76,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$27,275	$6,103
Current portion of long-term debt and capital lease obligation	413	1,061
Accounts payable	44,794	37,955
Accounts payable, related parties	2,157	844
Other current liabilities	5,898	4,897
Total current liabilities	80,537	50,860
LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	4,220	4,052
Accrued retirement benefits, less current portion	-	254
Deferred tax liability	1,007	1,069
Total long-term liabilities	5,227	5,375
TOTAL LIABILITIES	85,764	56,235

COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 8

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and
outstanding, 2,034 shares and 2,042 shares, respectively	2	2
Paid-in capital	6,031	6,039
Retained earnings	15,095	14,123
Total stockholders’ equity	21,128	20,164
TOTAL LIABILITIES AND STOCKHLDERS’ EQUITY	$106,892	$76,399

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income

Three and Nine Month Periods Ended April 30, 2007 and 2006

(unaudited)

(in thousands, except share data)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2007	2006	2007	2006

NET SALES AND OTHER REVENUE	$78,520	$85,487	$255,814	$287,906

COST OF SALES	69,158	75,692	225,607	256,365

Gross profit	9,362	9,795	30,207	31,541

OPERATING GENERAL AND
ADMINISTRATIVE EXPENSES	8,678	8,490	27,231	26,422

Operating income	684	1,305	2,976	5,119

OTHER INCOME (EXPENSE)
Interest income	69	110	182	342
Interest expense	(600)	(504)	(1,414)	(1,323)
Other	2	(20)	2	(20)
Other expense – net	(529)	(414)	(1,230)	(1,001)

Income before taxes	155	891	1,746	4,118

Income tax expense	70	333	774	1,514

NET INCOME	$85	$558	$972	$2,604

EARNINGS PER COMMON SHARE	$41.78	$-	$477.33	$-

EARNINGS PER REDEEMABLE COMMON
SHARE	$-	$434.70	$-	$2,026.65

Weighted average common
shares outstanding	2,030	-	2,036	-

Weighted average redeemable common
shares outstanding	-	1,285	-	1,285

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$11,867	$9,574	$32,234	$30,717

Purchases – related parties	$2,949	$2,526	$10,001	$8,986

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Month Periods Ended April 30, 2007 and 2006

(unaudited)

(in thousands, except share data)

	April 30,	April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$972	$2,604
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,052	1,081
(Gain)/Loss on disposal of assets	(2)	20
Retirement benefits	258	325
Cash value of life insurance	(392)	(379)
Deferred income tax	(276)	(134)
Allowance for doubtful accounts	9	(2)
Allowance for obsolete inventory	20	(91)
(Increase) decrease in:
Receivables	(11,658)	(4,855)
Inventory	(19,145)	(4,324)
Other current assets	783	325
Intangible assets	(36)	-
Other assets	(1)	-
Increase (decrease) in:
Accounts payable	8,154	(1,013)
Other liabilities	743	(159)
Total adjustments	(20,491)	(9,206)

Net cash consumed by operating activities	(19,519)	(6,602)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,090)	(1,040)
Proceeds from the sale of fixed assets	2	-
Purchase of investments	(24)	-
Net cash consumed by investing activities	(1,112)	(1,040)
CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayment)	21,172	8,202
Payments on long-term debt and capital lease obligation	(5,147)	(811)
Proceeds from long-term debt	4,666	-
Net payments from issuance (redemption) of shares
subject to mandatory redemption	-	(2)
Net payments from issuance (redemption) of common stock	(8)	-
Net proceeds from issuance (redemption) of redeemable common stock	-	10
Net cash provided by financing activities	20,683	7,399
Net increase (decrease) in cash	52	(243)
Cash at beginning of year	2,521	2,118
Cash at end of period	$2,573	$1,875
Supplemental disclosure of cash flow information:
Interest paid	$1,304	$1,274
Income taxes paid	$912	$1,494

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2007 (unaudited)

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

The results of operations and cash flows for the nine months ended April 30, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2007 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

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

April 30, 2007 (unaudited)

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

NOTE 3 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consists of the following:

	April 30,	July 31,
	2007	2006
Land	$1,762	$1,762
Buildings	5,088	5,088
Leasehold improvements	636	595
Equipment	8,879	8,824
	16,365	16,269
Less – Accumulated depreciation	7,237	6,229
	9,128	10,040
Construction in progress	1,041	84
Net property, plant, and equipment	$10,169	$10,124

NOTE 4 – LINE OF CREDIT:

In December 2004, the Company increased the amount of the revolving line of credit with U.S. Bank from $25,000 to $40,000. The short-term borrowing amount outstanding under this credit facility was $6,103 at July 31, 2006. This revolving line of credit was paid in full on November 16, 2006. Interest was payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR) plus a percentage based on the Company’s leverage ratio. The weighted average interest rate of borrowing outstanding under the revolving credit agreement was 6.45% at July 31, 2006. The average dollar amount of the borrowing was $20,113 at July 31, 2006. The line of credit was secured by substantially all of the Company’s assets. Under these debt and credit agreements, the Company was required to maintain certain net worth and leverage ratios. In addition, the Company’s debt agreements contained a number of covenants, among other things, that restricted the Company’s ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at July 31, 2006.

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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2007 (unaudited)

(in thousands, except share data)

NOTE 4 – LINE OF CREDIT (continued):

FNB shall provide advances to the Company from the revolving note in the maximum aggregate amount of $40,000, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. The short-term borrowing amount outstanding under this credit facility was $27,275 at April 30, 2007. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by lender plus a percentage based on the Company’s leverage ratio. Upon event of default, the revolving note shall bear interest at the LIBOR Rate as determined by lender plus 7.50% per annum. The weighted average interest rate of borrowing outstanding under the revolving credit agreement was 6.43% at April 30, 2007. The average dollar amount of the borrowing was $29,796 at April 30, 2007. The line of credit is secured by substantially all of the Company’s assets.

Under these debt and credit agreements, the Company is required to maintain certain net worth and leverage ratios. In addition, the Company’s debt agreements contain a number of covenants, among other things, that restrict the Company’s ability to pay dividends. The Company was in compliance with all covenants under the borrowing agreements at April 30, 2007.

NOTE 5 – EARNINGS PER SHARE:

SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of redeemable common shares outstanding was 0 and 1,285 at April 30, 2007 and 2006, respectively. The weighted average number of common shares outstanding was 2,036 and 0 at April 30, 2007 and 2006, respectively.

NOTE 6 – COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,034 at April 30, 2007 and 2,042 at July 31, 2006. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.

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

There were 2 and 10 Common Shares subscribed but unissued as of April 30, 2007 and July 31, 2006, respectively. The amounts receivable on these shares reduced paid-in capital by $4 and $20 at April 30, 2007 and July 31, 2006, respectively. Accounts receivable arising from common stock are presented as a deduction from paid-in capital to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any common share.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2007 (unaudited)

(in thousands, except share data)

NOTE 7 – POST RETIREMENT BENEFITS:

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. For the nine months ended April 30, 2007 and 2006, benefits accrued and expensed were $258 and $325, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,761 and $1,369 at April 30, 2007 and July 31, 2006, respectively.

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

Net Periodic benefit costs for the Company’s SERP for the nine months ended April 30, 2007 and April 30, 2006 include the following components:

April 30,
	2007	2006
Service cost	$108	$115
Interest cost	112	108
Amortization of prior losses	10	-
Amortization of unrecognized prior service cost	28	102

Net periodic benefit cost	$258	$325

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES:

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. See Note 6 for additional information.

Major Customer, Major Suppliers and Credit Concentrations – Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 9.4% and 15% of the Company’s receivables at April 30, 2007 and July 31, 2006, respectively. Two vendors comprised 43.1% and 6.7% of all purchases at April 30, 2007. Two vendors comprised 36.1% and 8.8% of all purchases at July 31, 2006.

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

April 30, 2007 (unaudited)

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

On February 7, 2007, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement for logistics and other operational services. The Company and SERVCO agreed to extend the agreement to June 30, 2007 pending final changes. It is likely that the Company will renew the SERVCO agreement.

On January 3, 2007, the Company entered into Amendment No. 3 to lease agreement with Kinsley Equities II Limited Partnership. The agreement extended the lease term from July 31, 2007 to July 31, 2010.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2007 (unaudited)

(in thousands, except share data)

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

Subsequent Events –On May 18, 2007, the Company’s Audit Committee recommended to the Board of Directors the dismissal of Quick & McFarlin upon its completion of the audit and the filing of the Form 10-K for the fiscal year ending July 31, 2007 and the retention of BKD, LLP (“BKD”) as the Company’s independent accountant for the fiscal year ending July 31, 2008. The Board of Directors approved the Audit Committee’s recommendations, subject to acceptance by BKD of the engagement. Quick & McFarlin audited the Company’s financial statements for each of the five fiscal years in the period ended July 31, 2006.

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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2007 (unaudited)

(in thousands, except share data)

NOTE 9 – SEGMENT INFORMATION (continued):

The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended
April 30, 2007
Net sales and other revenue	$77,755	$72	$11,063	$(10,370)	$78,520
Cost of sales	70,045	62	9,769	(10,718)	69,158
Operating, general and
administrative expenses	7,037	-	1,641	-	8,678
Operating income	675	10	(348)	347	684
Income before taxes	$156	$10	$(358)	$347	$155

Three months ended
April 30, 2006
Net sales and other revenue	$85,165	$94	$9,425	$(9,197)	$85,487
Cost of sales	76,740	80	7,997	(9,125)	75,692
Operating, general and
administrative expenses	7,138	-	1,352	-	8,490
Operating income	1,287	14	75	(71)	1,305
Income before taxes	$891	$14	$57	$(71)	$891

Nine months ended
April 30, 2007
Net sales and other revenue	$253,458	$212	$45,294	$(43,150)	$255,814
Cost of sales	228,429	178	39,980	(42,980)	225,607
Operating, general and
administrative expenses	22,079	-	5,152	-	27,231
Operating income	2,951	34	161	(170)	2,976
Income before taxes	$1,746	$34	$136	$(170)	$1,746
Business segment assets	$105,927	$380	$14,563	$(13,978)	$106,892

Nine months ended
April 30, 2006
Net sales and other revenue	$287,366	$335	$40,136	$(39,931)	$287,906
Cost of sales	260,510	302	34,896	(39,343)	256,365
Operating, general and
administrative expenses	21,758	-	4,664	-	26,422
Operating income	5,099	33	575	(588)	5,119
Income before taxes	$4,118	$33	$555	$(588)	$4,118
Business segment assets	$93,131	$333	$13,799	$(13,207)	$94,056

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

We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 15% of our sales and other revenue from our direct customer services segment for the nine month period ending April 30, 2007.

During the quarter ended April 30, 2007, the Company’s net sales and other revenues decreased by $7.0 million and gross profit decreased $0.4 million or 4.4% compared to the prior period. The gross profit decrease was primarily due to a decrease of sales performance incentives earned by the Company of $1.0 million and an increase in shareholder performance rebate of $0.2 million. This decrease was offset primarily due to a decrease in freight expense of $0.4 million and an increase in agency sales commission of $0.4 million. For the quarter, net income decreased by $0.5 million to $0.1 million compared to $0.6 million in the same period the previous year. The net income decrease was primarily due to a decrease in operating income of $0.6 million of which $0.4 million was a result of a decrease of gross profit and an increase in interest expense of $0.1 million. This decrease was offset primarily due to a decrease in income tax expense of $0.3 million. The estimated shareholder performance rebate earned for the quarter ended April 30, 2007 was $1.5 million versus $1.3 million for the same period last year. The company calculates rebates which are credited to its shareholders. The rebates are calculated, according to current practices of management, based on eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements.

Looking forward, we believe that costs of goods from manufacturers and labor expenses will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.

Current Assets

During the nine month period ending April 30, 2007, the Company’s current assets increased $30.3 million because of increases in trade accounts receivable of $11.2 million and in purchases of inventory of $19.1 million. The Company received fewer cash receipts from customers while continuing to purchase product from vendors.

Current Liabilities

During the nine month period ending April 30, 2007, the Company’s current liabilities also increased $29.7 million primarily due to an increase in notes payable and accounts payable which is the result of increased product purchases from vendors.

Results of Operations

The following discussion is based on the historical results of operations for the three month and nine month periods ended April 30, 2007 and 2006.

Summary Consolidated Results of Operations Table For Three Months Ended April 30, 2007

	Three Months Ended
	April 30,
	(in thousands)
	2007	2006
Net sales and other revenue	$78,520	$85,487
Cost of sales	69,158	75,692
Gross profit	9,362	9,795
Operating, general and administrative expenses	8,678	8,490
Operating income	684	1,305
Interest expense, net	(531)	(394)
Other	2	(20)
Other expense, net	(529)	(414)
Income before taxes	155	891
Income tax expense	70	333
Net income	$85	$558

Three months ended April 30, 2007 as compared to three months ended April 30, 2006

Net sales and other revenue for the three month period ending April 30, 2007 decreased $7.0 million to $78.5 million compared to $85.5 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily because of a decrease in sales to existing customers of $7.1 million of which $5.2 million was a result of a 2007 vendor contract change. This change moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, ships, invoices and collects for the products ordered. Partially offsetting this decrease was an increase in sales to new customers of $0.3 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate increased $0.2 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. The Company issues rebates that are earned by its shareholders. Such rebates are calculated according to current practices of management, based on the profit the Company earns from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of profit the Company earns from products purchased by each shareholder during the period.

Cost of sales for the three month period ending April 30, 2007 decreased $6.5 million to $69.2 million compared to $75.7 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $7.1 million and a decrease in freight expense of $0.4 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $1.0 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.

Gross profit for the three month period ending April 30, 2007 decreased $0.4 million to $9.4 million compared to $9.8 million for the same period the previous year. This decrease is primarily attributable to the decrease in sales performance incentives earned by the Company of $1.0 million. This decrease was offset primarily due to a decrease of freight expense of $0.4 million. Gross profit as a percentage of net sales and other revenue was 11.9% compared to 11.5% for the same period the previous year.

Operating, general and administrative expenses increased by $0.2 million to $8.7 million for the three month period ending April 30, 2007 compared to $8.5 million for the previous year. This increase resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.3 million and was partially offset by an increase in general marketing income of $0.1 million. These expenses as a percentage of net sales and other revenue were 11.1% compared to 9.9% for the same period the previous year.

Operating income for the three month period ending April 30, 2007 decreased $0.6 million to $0.7 million compared to $1.3 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $0.4 million of which $1.0 million was a result of a decrease in sales performance incentives earned by the Company and an increase in operating, general and administrative expenses of $0.2 million.

The Company’s other income and (expense) was $(0.5) million for the three month period ending April 30, 2007, compared to $(0.4) million for the same period the previous year. Interest expense increased to $0.6 million for the three month period ending April 30, 2007, from $0.5 million for the same period in the previous year while interest income decreased to $69 thousand compared to $0.1 million in the prior period. The increase in the Company’s other income and (expense) resulted primarily from a decrease in interest income and an increase in interest expense of $0.1 million on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $41 thousand.

Net income decreased by $0.5 million to $0.1 million compared to $0.6 million for the same period the previous year. The net income decrease was primarily due to a decrease in operating income of $0.6 million and an increase in interest expense of $0.1 million. Partially offsetting this decrease was a decrease in income tax expense of $0.3 million.

Operating Segments – Three months ended April 30, 2007 as compared to three months ended April 30, 2006

The Company has three reportable segments: Wholesale Distribution, Logistics Services and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians.

The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistic Services segment also serves business to business type transactions.

The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 9 of the Company’s Consolidated Financial Statements at April 30, 2007.

Wholesale Distribution

Net sales and other revenue for the three month period ending April 30, 2007 decreased by 8.7% or $7.4 million. Net sales and other revenue for the three month period ending April 30, 2007 totaled $77.8 million compared to $85.2 million for the same three month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily because of a decrease in sales to existing customers of $7.3 million of which $5.2 million was a result of a 2007 vendor contract change. This change moved previously invoiced sales to a commission-based agency relationship. Partially offsetting this decrease was an increase in sales to new customers of $0.1 million. The Company’s shareholder rebate increased $0.2 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the three month period ending April 30, 2007 decreased $6.7 million to $70.0 million compared to $76.7 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $6.9 million and a decrease in freight expense of $0.4 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $0.6 million. The cost of goods sold includes the Company’s inventory product cost.

Gross profit decreased by $0.7 million to $7.7 million compared to $8.4 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to the decrease of sales performance incentives earned by the Company of $0.6 million, a decrease in earnings of consolidated affiliates of $0.4 million. Partially offsetting this decrease was a decrease in freight expense of $0.4 million. Gross profit as a percentage of total revenue was 9.9% for the three month period ending April 30, 2007 compared to 9.9% for the same three month period in the previous year.

Operating, general and administrative expenses decreased by $0.1 million to $7.0 million for three month period ending April 30, 2007 compared to $7.1 million for the previous year. This decrease resulted primarily from an increase in marketing income of $0.3 million. Partially offsetting this decrease was an increase in payroll, payroll taxes, and employee benefits of $0.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2007 was 9% compared to 8.4% for the quarter ended April 30, 2006.

Operating income decreased by $0.6 million to $0.7 million for the three month period ending April 30, 2007 compared to $1.3 million for the previous year. This decrease is primarily attributable to the decrease of sales performance incentives earned by the Company of $0.6 million.

Logistics Services

Net sales and other revenue for the three month period ending April 30, 2007 decreased by $22 thousand. Net sales and other revenue for the three month period ending April 31, 2007 totaled $72 thousand compared to $94 thousand for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers. The Company anticipates that sales to other animal health wholesalers will continue to decrease.

Cost of sales for the three month period ending April 30, 2007 decreased $18 thousand to $62 thousand compared to $80 thousand from the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $18 thousand. The cost of goods sold includes the Company’s inventory product cost.

Gross profit decreased by $4 thousand to $10 thousand during the three month period ending April 30, 2007 compared to $14 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 14.8% for the three month period ending April 30, 2007 compared to 14.6% for the quarter ended April 30, 2006.

Operating, general and administrative expenses are nominal for this segment and for the three month periods ended April 30, 2007 and 2006.

Operating income decreased by $4 thousand to $10 thousand for the three month period ending April 30, 2007 compared to $14 thousand for the same period the previous year. This increase is primarily attributable to the decrease in gross profit.

Direct Customer Services

Net sales and other revenue for the three month period ending April 30, 2007 increased by 17.4% or $1.7 million. Net sales and other revenue for the three month period ending April 30, 2007 totaled $11.1 million compared to $9.4 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $0.1 million and an increase in sales to existing customers of $1.6 million.

Cost of sales for the three month period ending April 30, 2007 increased by $1.8 million to $9.8 million compared to $8.0 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $1.5 million and a decrease in sales performance incentives earned by the Company of $0.3 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the sales performance measures are achieved.

Gross profit decreased by $0.1 million to $1.3 million compared to $1.4 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to the decrease of sales performance incentives earned by the Company of $0.3 million. Partially offsetting this decrease was an increase in gross profit to new and existing customers of $0.2 million. Gross profit as a percentage of total revenue was 11.7% for the three month period ending April 30, 2007 compared to 15.1% for the quarter ended April 30, 2006.

Operating, general and administrative expenses increased by $0.3 million to $1.6 million for three month period ending April 30, 2007 compared to $1.3 million for the previous year. The increase resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.1 million, employee transportation expenses of $0.1 million and a combined increase in postage and credit card fees expense of $0.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2007 were 14.8% and compared to 14.3% during the same three month period ending April 30, 2006.

Operating income decreased by $0.4 million to ($0.3) million for the three month period ending April 30, 2007 compared to $0.1 million for the previous year. This decrease is primarily attributable to the increase in operating, general and administrative expenses of $0.3 million and a decrease in gross profit of $0.1 million.

Summary Consolidated Results of Operations Table for nine months ended April 30, 2007

	Nine Months Ended
	April 30,
	(in thousands)
	2007	2006
Net sales and other revenue	$255,814	$287,906
Cost of sales	225,607	256,365
Gross profit	30,207	31,541
Operating, general and administrative expenses	27,231	26,422
Operating income	2,976	5,119
Interest expense, net	(1,232)	(981)
Other	2	(20)
Other expense, net	(1,230)	(1,001)
Income before taxes	1,746	4,118
Income tax expense	774	1,514
Net income	$972	$2,604

Nine months ended April 30, 2007 as compared to nine months ended April 30, 2006

Net sales and other revenue for the nine month period ending April 30, 2007 decreased $32.1 million to $255.8 million compared to $287.9 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to existing customers of $39.6 million of which $6.5 million was a result of a 2007 vendor contract change. This change moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor who then picks, packs, ships, invoices and collects for the products ordered. Partially offsetting this decrease was an increase in sales to new customers of $7.1 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate decreased $0.4 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. The Company issues rebates that are earned by its shareholders. Such rebates are calculated according to current practices of management, based on the profit the Company earns from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of profit the Company earns from products purchased by each shareholder during the period.

Cost of sales for the nine month period ending April 30, 2007 decreased $30.8 million to $225.6 million compared to $256.4 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $33.1 million and a decrease in freight expense of $0.5 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $2.8 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the sales performance measures are achieved.

Gross profit for the nine month period ending April 30, 2007 decreased $1.3 million to $30.2 million compared to $31.5 million for the same period the previous year. This decrease is primarily attributable to the decrease in sales performance incentives earned by the Company of $2.8 million. This decrease was offset primarily due to a decrease in freight expense of $0.5 million, a decrease in the shareholder rebate of $0.4 million, and an increase in agency sales commission of $0.4 million. Gross profit as a percentage of net sales and other revenue was 11.8% compared to 11% for the same period the previous year.

Operating, general and administrative expenses for the nine month period ending April 30, 2007 increased $0.8 million to $27.2 million compared to $26.4 million for the same period the previous year. The increase resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.6 million, an increase in employee related expenses of $0.3 million, an increase in general marketing expense of $0.3 million, and an increase in communication expense of $0.1 million. Partially offsetting this increase was an increase in marketing income of $0.5 million. These expenses as a percentage of net sales and other revenue were 10.6% compared to 9.2% for the same period the previous year.

Operating income for the nine month period ending April 30, 2007 decreased $2.1 million to $3.0 million compared to $5.1 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $1.3 million and an increase in operating, general and administrative expenses of $0.8 million.

The Company’s other income and (expense) was $(1.2) million for the nine month period ending April 30, 2007, compared to $(1.0) million for the same period the previous year. Interest expense increased to $1.4 million for the nine month period ending April 30, 2007, from $1.3 million for the same period in the previous year while interest income decreased to $0.2 million compared to $0.3 million in the prior period. The increase in the Company’s other income and (expense) resulted primarily from a decrease in interest income and an increase in interest expense of $0.1 million due principally on outstanding debt. The decrease in interest income resulted from a decrease in the finance charges on past due accounts receivable of $0.2 million.

Net income decreased by $1.6 million to $1.0 million compared to $2.6 million for the same period the previous year. The net income decrease was primarily due to a decrease in operating income of $2.1 million and an increase in other income (expense) of $0.2 million. Partially offsetting this decrease was a decrease in income tax expense of $0.7 million.

Operating Segments – Nine months ended April 30, 2007 compared to nine months ended April 30, 2006

Wholesale Distribution

Net sales and other revenue for the nine month period ending April 30, 2007 decreased by 11.8% or $33.9 million. Net sales and other revenue for the nine month period ending April 30, 2007 totaled $253.5 million compared to $287.4 million for the same nine month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily because of a decrease in sales to existing customers of $35.9 million of which $6.5 million was a result of a 2007 vendor contract change. This change moved previously invoiced sales to a commission-based agency relationship. Partially offsetting this decrease was an increase in sales to new customers of $1.6 million. The Company’s shareholder rebate decreased $0.4 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the nine month period ending April 30, 2007 decreased $32.1 million to $228.4 million compared to $260.5 million for the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $33.8 million and a decrease in freight expense of $0.5 million. Partially offsetting this decrease was a decrease in sales performance incentives earned by the Company of $2.2 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.

Gross profit decreased by $1.8 million to $25.0 million compared to $26.8 million for the same nine month period in the prior fiscal year. This decrease is primarily attributable to the decrease of sales performance incentives earned by the Company of $2.2 million. This decrease was offset primarily due to a decrease in shareholder rebate of $0.4 million. Gross profit as a percentage of total revenue was 9.9% for the nine month period ending April 30, 2007 compared to 9.3% for the same nine month period in the previous year.

Operating, general and administrative expenses increased by $0.4 million to $22.1 million for the nine month period ending April 30, 2007 compared to $21.7 million for the previous year. This increase resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.6 million and an increase in general marketing expense of $0.2 million. This increase was offset primarily due to a decrease in credit card fees of $0.1 million and an increase in general marketing income of $0.3 million. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2007 was 8.7% compared to 7.6% for the nine month period ended April 30, 2006.

Operating income decreased by $2.2 million to $2.9 million for the nine month period ending April 30, 2007 compared to $5.1 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $1.8 million and an increase in operating, general and administrative expenses of $0.4 million.

Logistics Services

Net sales and other revenue for the nine month period ending April 30, 2007 decreased by $0.1 million. Net sales and other revenue for the nine month period ending April 30, 2007 totaled $0.2 million compared to $0.3 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers. The Company anticipates that sales to other animal health wholesalers will continue to decrease.

Cost of sales for the nine month period ending April 30, 2007 decreased $0.1 million to $0.2 million compared to $0.3 million from the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $0.1 million. The cost of goods sold includes the Company’s inventory product cost.

Gross profit increased by $1 thousand to $34 thousand during the nine month period ending April 30, 2007 compared to $33 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 16% for the nine month period ending April 30, 2007 compared to 9.8% for the nine month period ended April 30, 2006.

Operating, general and administrative expenses are nominal for this segment and for the nine month periods ended April 30, 2007 and 2006.

Operating income increased by $1 thousand to $34 thousand for the nine month period ending April 30, 2007 compared to $33 thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit.

Direct Customer Services

Net sales and other revenue for the nine month period ending April 30, 2007 increased by 12.9% or $5.2 million. Net sales and other revenue for the nine month period ending April 30, 2007 totaled $45.3 million compared to $40.1 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $5.5 million. Partially offsetting this increase was a decrease in sales to existing customers of $0.3 million.

Cost of sales for the nine month period ending April 30, 2007 increased by $5.1 million to $40.0 million compared to $34.9 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $4.5 million and a decrease in sales performance incentives earned by the Company of $0.6 million. The cost of goods sold includes the Company’s inventory product cost. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.

Gross profit increased by $0.1 million to $5.3 million in the nine month period ending April 30, 2007 compared to $5.2 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in gross profit on the sales to new and existing customers of $0.1 million. Gross profit as a percentage of total revenue was 11.7% for the nine month period ending April 30, 2007 compared to 13.1% for the nine month period ended April 30, 2006.

Operating, general and administrative expenses increased by $0.5 million to $5.1 million for nine month period ending April 30, 2007 compared to $4.6 million for the previous year. The increase resulted primarily from an increase in employee transportation expenses of $0.3 million, vet of record commission of $0.1 million, marketing expense of $0.1 million, postage expense of $0.1 million, and credit card fees of $0.1 million. Partially offsetting this increase was a decrease in payroll, payroll taxes, and employee benefits of $0.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2007 were 11.4% and compared to 11.6% during the same nine month period ending April 30, 2006.

Operating income decreased by $0.4 million to $0.2 million for the nine month period ending April 30, 2007 compared to $0.6 million for the previous year. This decrease is primarily attributable to an increase in operating, general, and administrative expenses of $0.5 million. Partially offsetting this decrease was an increase in gross profit of $0.1 million.

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

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the nine month period ended April 30, 2007, there were no additional material commitments for capital expenditures other than those described below.

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

In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries also were named as borrowers and were jointly and severally liable for the U.S. Bank obligations. The Term Promissory Note in the amount of $4 million accrued interest at a fixed rate of 5.77% per annum and was payable in 59 monthly installments of principal and interest through May 1, 2008. On June 1, 2008, all unpaid principal and interest would have been due. On December 28, 2004, the Company, its subsidiaries and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank increased Company’s revolving line of credit to $40 million, which was evidenced by a Revolving Promissory Note. The Revolving Promissory Note was scheduled to mature on January 1, 2008, and accrued interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio.

Both the Term Promissory Note and the Revolving Promissory Note were secured by a first and second mortgage held by U.S. Bank on the Company’s Omaha facility as well as a security interest in substantially all of the Company’s assets. On November 16, 2006, after executing new loan documents with First National Bank of Omaha (as described below), the Company repaid all of its obligations in the amount of $22,275,901 under the U.S. Bank loan documents, which amount includes a prepayment penalty of $112,448 of which $25,000 was reimbursed by First National Bank of Omaha.

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

In November 2006, the Company and its subsidiaries executed a Loan Agreement and related loan documents (collectively “Loan Documents”) with First National Bank of Omaha (“FNB”), which replaced the Loan Agreement with U.S. Bank. The obligations of the Company and its subsidiaries under the Loan Documents commenced November 16, 2006, and are joint and several.  Pursuant to the terms of the Loan Documents, FNB may loan to the Company and its subsidiaries up to $44.7 million, which includes a $40 million revolving loan facility and a $4.7 million term loan facility. The proceeds of such loan facilities were used to repay existing indebtedness of the Company owed to U.S. Bank and provide working capital support.

The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Payments with respect to the Term Note shall be as follows: (i) interest only in advance at the rate of $953 per day shall be due and payable for the period beginning on November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of April 30, 2007, the Company had $4,559,180 outstanding on the Term Note.

FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. As of April 30, 2007, the variable interest rate at which the Revolving Note accrued interest was 5.36%, and the Company had approximately $27.3 million outstanding thereunder.

The Loan Agreement imposes certain financial covenants, and the Company shall not, without the consent of FNB permit its minimum tangible net worth to be less than $17 million or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include, among other things, the Company’s failure (i) to pay amounts when due and (ii) to perform any material condition or to comply with any material promise or covenant of the Loan Documents. The Revolving Note and Term Note are secured by substantially all of the assets of the Company and its subsidiaries, including the Company’s headquarters in Omaha. We also currently are restricted from paying dividends by these credit facilities.

On February 7, 2007, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement for logistics and other operational services. The Company and SERVCO agreed to extend the agreement pending final changes. It is likely that the Company will renew the SERVCO agreement.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. Net cash consumed in operating activities of $6.6 million for nine months ending April 30, 2006 was primarily attributable to an increase of $4.9 million in accounts receivable and an increase of $4.4 million in inventories, and a decrease in accounts payable of $1.0 million. Net cash consumed in operating activities of $19.5 million for the nine months ending April 30, 2007, was primarily attributable to an increase of $11.7 million in accounts receivable and an increase of $19.1 million in inventories, which was partially offset by an increase in accounts payable of $8.2 million.

Investing Activities. Net cash consumed by investing activities of $1.0 million for the nine months ending April 30, 2006 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment. Net cash consumed by investing activities of $1.1 million for the nine months ending April 30, 2007 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

Financing Activities. Net cash provided by financing activities of $7.4 million for period ending April 30, 2006 was primarily attributable to net loan proceeds. The loan proceeds were on the Company’s revolving line of credit. Net cash provided by financing activities of $20.7 million for the period ending April 30, 2007 was primarily attributable to net loan proceeds. The majority of the loan proceeds were on the Company’s revolving line of credit.

Off-Balance Sheet Arrangements

At April 30, 2007, the Company did not have any off-balance sheet arrangements.

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

Major Customer, Major Suppliers and Credit Considerations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 9.4% and 15% of the Company’s receivables at April 30, 2007 and July 31, 2006, respectively. Two vendors comprised 43.1% and 6.7% of all purchases at April 30, 2007. Two vendors comprised 36.1% and 8.8% of all purchases at July 31, 2006.

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

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by 0.54 percentage points (a 10% change from the interest rate as of April 30, 2007), assuming no change in the Company’s outstanding balance under the line of credit (approximately $27.3 million as of April 30, 2007), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $146 thousand. On November 14, 2006, the Company and its subsidiaries executed a new Loan Agreement with First National Bank of Omaha and the loan proceeds from the revolving line of credit were wired to U.S. Bank, N.A., the Company’s prior lender to repay the Company’s obligations under the U.S. Bank Loan Agreement.

Under our Amended and Restated Loan Agreement with U.S. Bank dated May 12, 2003, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000 which accrued interest at a fixed rate of 5.77% per annum and was scheduled to mature June 1, 2008. The Term Promissory Note was payable in 59 monthly installments of principal and interest in the amount of $76,904 through May 1, 2008. On June 1, 2008, all unpaid principal and interest would have been due. As of April 30, 2007, the Company had $0 outstanding on the Term Promissory Note. The Company executed a Loan Agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha, a national banking association. The obligations of the Company under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several. On

November 16, 2006, the loan proceeds from the Term Note were wired to U.S. Bank, N.A., the Company’s prior lender to repay the Company’s obligations under the U.S. Bank Loan Agreement.

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

Under our Loan Agreement with FNB dated November 14, 2006, the Company and its subsidiaries executed a Term Note in the amount of $4,666,000 which accrues interest at a fixed rate of 7.35% per annum and is schedule to mature December 1, 2016. The Term Note is payable in 119 monthly installments of principal and interest if the amount of $55,282 through November 1, 2016. As of April 30, 2007, the Company had $4,559,180 outstanding on the Term Note.

Under our Loan Agreement with FNB dated November 14, 2006, the Company and its subsidiaries executed a Revolving Note in the maximum aggregate amount of $40,000,000 and evidenced by a Revolving Note dated November 14, 2006. Advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less then or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of April 30, 2007, the variable interest rate at which the Revolving Note accrued interest was 5.36% and the Company had approximately $27.3 million outstanding thereunder.

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

Changes in Internal Controls

During the quarter ended April 30, 2007, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

(a)           The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to April 30, 2007.

(b)	Not applicable.

(c)           During the quarter ended April 30, 2007, the Company repurchased four (4) shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(3)
February 1 – February 28, 2007	2	$3,000	-	2,027
March 1 – March 31, 2007	1	$3,000	-	2,029
April 1 – April 30, 2007	1	$3,000	-	2,034
Total:	4	$3,000	-	2,034

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

Date: June 13, 2007

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO (principal executive officer)

By:	/s/ Neal B. Soderquist
Neal B. Soderquist, Vice President and CFO (principal financial officer)