Form 10-K
period 2007-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2007-10-25
CIK 947425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the fiscal year ended July 31, 2007, or

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

Yes ☐ No ☒

As of January 31, 2007, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $5,998,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2007, 2,057 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2007 are incorporated by reference into Part III of this Annual Report on Form 10-K.

		TABLE OF CONTENTS
		Page

PART I
	ITEM 1.	BUSINESS	1
	ITEM 1A.	RISK FACTORS	6
	ITEM 1B.	UNRESOLVED STAFF COMMENTS	12
	ITEM 2.	PROPERTIES	12
	ITEM 3.	LEGAL PROCEEDINGS	13
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

PART II
	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
		STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
		SECURITIES	13
	ITEM 6.	SELECTED FINANCIAL DATA	15
	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS	16
	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
		RISK	28
	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	29
	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE	29
	ITEM 9A.	CONTROLS AND PROCEDURES	29
	ITEM 9B.	OTHER INFORMATION	30
PART III
	ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	30
	ITEM 11.	EXECUTIVE COMPENSATION	30
	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND	30
		MANAGEMENT AND RELATED SHAREHOLDER MATTERS
	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND	31
		DIRECTOR INDEPENDENCE
	ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	31
PART IV
	ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	31
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

Overview

The Company is a leading wholesale distributor of animal health products to veterinarians and their related businesses. The Company distributes to its customers approximately 20,000 different products including biologicals, pharmaceuticals, parasiticides, instruments and equipment and also offers industry-exclusive programs on inventory and staff management. Approximately 13,000 products are inventoried for immediate shipment and the remaining items are either drop-shipped from the manufacturer to the customer or are special order items. The Company primarily sells branded products as marketed by the major animal health manufacturers and suppliers. The Company does not currently private label any products, but would consider a private label product agreement if the Company believed that there would be a competitive advantage for doing so.

The Company operates through three operating segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items and accounted for approximately 86% of net sales and other revenue during fiscal year 2007. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segments” below and Note 12 of the Company’s 2007 Consolidated Financial Statements for quantitative segment information.

The Company’s business strategy is to be the leading supplier of animal health products to veterinarians and veterinary clinics by offering a complete assortment of items at competitive prices which are supported by superior levels of customer service. The Company believes that this strategy provides it with a competitive advantage by combining the broad product selection with everyday low prices and support from efficient operations. By purchasing products from the Company, veterinarians and veterinary clinics may reduce their product acquisition costs.

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

Initially, the Company distributed its products predominately to existing shareholders who were veterinarians or business entities established to deliver veterinary services and/or products in which medical decisions were made by licensed veterinarians. Each shareholder was and is limited to ownership of one share of common stock. Overtime, the non-shareholder customers have represented a significant source of revenue for the Company, and in fiscal year 2007, net sales and other revenues to shareholders totaled $237 million or 69.2% of total net sales and other revenue.

The Company’s fiscal year begins on August 1 and concludes on July 31 of the following year.

Value-Added Services

The Company offers its customers and suppliers a comprehensive menu of value-added services. These services allow individual customers to choose various selections based on their individual needs such as on-line ordering, inventory management, employee management, pharmacy and special order fulfillment. The Company manages a database of all transactions so that its customers may maximize their participation in promotions frequently offered by suppliers. Customers are periodically apprised, either by phone or mailings, of their level of participation in these promotions. This promotional tracking service gives customers the option to maximize their participation in promotions which may increase their profitability and allow them to more effectively compete in certain markets.

The Company has developed two multi-day seminars for its customers, which include an inventory management and purchasing techniques seminar and an employee management and leadership seminar. These seminars are held at various locations, often at one of the Company’s properties. Customers are trained to better use the Company’s resources and also increase efficiency when managing their product and inventory activities and to effectively manage employees and learn effective leadership principles and skills for their clinics.

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

The Company has enhanced the customer relationship by utilizing e-commerce. E-commerce enables the customer to place orders on-line and view purchasing history 24 hours a day, seven days a week through the Company’s website.

On March 19, 2007, the Company and MARKETLink launched Vets First Choice, a new online store and home delivery service. Vets First Choice enables veterinarians to meet the demands of third party clients without increasing their inventory costs.

Our Shareholders

As of July 31, 2007, the Company had 2,068 shareholders, all of whom were veterinarians or veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the southern United States. Our shareholders also are our primary customers. No shareholder represented more than 2% of the Company’s total net revenues during fiscal year 2007.

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

The Company’s policies and procedures address concerns regarding late payments by shareholders and the payment of a rebate. The determination of the amount rebated back to shareholders by credit memo during any fiscal year includes a review of whether the respective shareholder made timely payments to the Company and whether there are any past due invoices over 90 days as of the end of the fiscal year. The Company determines the shareholder’s “average days to pay” which is the number of days past the due date on which the Company receives the shareholder payment. If the average days to pay exceed 30 days, the amount of the rebate credited back to the shareholder is reduced according to the Company’s then current reduction percentage policy. If a shareholder has any unpaid amount which is more than 90 days past due as of the fiscal year end, no rebate will be issued to the shareholder for that fiscal year.

Effective May 26, 2006, the Company adopted amendments to its policies and procedures relating to the shareholder rebate. From time to time designated corporate officers shall determine the amount to be returned to each shareholder. Such amounts shall not include any amounts which the designated officers conclude are required for the ongoing conduct and or expansion of the Company’s business. The Company shall issue to shareholders these amounts based upon the shareholders’ eligible product purchases from the Company. If a shareholder is entitled to a rebate, the shareholder shall be issued a credit memo at least once per fiscal year. The determination by the designated officers, upon approval of the Board of Directors, of the terms of the rebate and the communication of such terms to the shareholder constitutes an obligation on the part of the Company to issue the credit memo.

Company Subsidiaries

The Company has two direct wholly-owned subsidiaries: Exact Logistics, LLC (“Exact Logistics”) and ProConn, LLC (“ProConn”). Exact Logistics and ProConn were organized in the State of Nebraska on December 6, 2000 and are limited liability companies wholly-owned by the Company. The purpose of Exact Logistics is to provide logistics and distribution service operations for animal health vendors in business to business type transactions. Exact Logistics distributes products primarily to other animal health companies.

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

Operating Segments

The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. Additional information including the sales and operating profits of each operating segment and the identifiable assets attributable to each operating segment for each of the three years in the period ended July 31, 2007 is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 12 of the 2007 Consolidated Financial Statements.

Financial Information About Geographic Areas

All of the Company’s customers and assets are located in the United States. The Company does not export any products outside of the United States.

MARKETLink

In August 1999, the Company, American Animal Hospital Association (AAHA) and AAHA Services Corporation (SERVCO) d/b/a MARKETLink, a whole-owned subsidiary of AAHA, entered into an agreement pursuant to which the Company became the logistics partner for MARKETLink. MARKETLink is a buying group and provides distribution services to its veterinary clinic members. AAHA has over 36,000 members who hold different jobs in various veterinary clinics, including veterinarians, technicians, managers, and client service specialists and who provide services to companion animals. AAHA established MARKETLink to improve the purchasing economics of its members’ practices by allowing members to buy animal health products at low average prices while maintaining or exceeding the level of service obtained by existing distributors.

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

In June 2000, the Company purchased a 20% interest in MARKETLink for $1,500,000. After the transaction, the remaining 80% continue to be owned by AAHA. Lionel L. Reilly, the Company’s CEO and President serves on the Board of Directors of SERVCO.

During the fiscal year ended July 31, 2007, MARKETLink represented approximately 11.4% of the Company’s total net sales and other revenue. On August 9, 2007, the Company and SERVCO agreed to extend their agreement relating to logistics and other operational services through June 30, 2008. The parties currently are negotiating final revisions to the agreement.

Customers and Suppliers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers (excluding MARKETLink) would not have a material adverse effect on our results. Except for MARKETLink, no single customer accounted for more than 2% of the Company’s total net sales and other revenue for fiscal 2007. The Company currently has an agreement with MARKETLink and believes that its relationship with MARKETLink will be long lasting. The Company typically does not enter into long-term contracts with its customers. To offset the loss of any customers, the Company continually seeks to diversify its customer base.

The changing trends of veterinary medicine have resulted in a gradual shift toward the sale of more “companion animal” products which accounted for 53% of the Company’s revenues in fiscal year 2007. We believe that consolidation of small privately owned veterinary clinics is likely and will result in an increasing number of larger veterinary practice business units. As a result, the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.

There are two major types of transactions that affect the flow of products to the Company’s customers. The first transaction model is traditional “buy/sell” transactions that account for a significant majority of the Company’s business. In this type of transaction the customer places an order with the Company, which is then picked, packed, shipped, invoiced to the customer, followed by payment from the customer to the Company. There are a few product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product. The manufacturer retains title in accordance with the distribution agreements for these products. The “consignment” transactions account for approximately 2% of the Company’s total net sales and other revenue. The Company inventories these products for the manufacturer but does not pay the manufacturer until the product is sold to the customer and reported to the manufacturer. The Company is responsible for maintaining insurance on the products but the value of the product is not included in the inventory for accounting purposes.

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

Our two largest vendors comprised 41.5% and 6.7%, respectively, of all of the Company’s purchases for fiscal year 2007. Two vendors comprised 36.1% and 8.8%, respectively, of all of the Company’s purchases for fiscal year 2006. Management believes the loss of any major vendor may have a material adverse effect on our results of operation, including the loss of one or both of our two largest vendors. Currently, the Company believes that its relationships with its two largest vendors are good.

The Animal Health Industry

A national veterinary organization lists over 24,000 veterinary practices in the United States. There are nearly 60,000 veterinarians practicing in the various disciplines of veterinary medicine. Over two-thirds of the veterinarians in private clinical practice predominantly specialize in companion animal medicine. The Company provides products and services to this segment of business and intends to meet the product and supply needs of the private clinical practice specialized in this area. According to American Pet Products Manufacturer’s Association, 63% of U.S. households own a pet, which equates to 71.1 million homes.

Based on industry sources, the U.S. animal health manufacturer sales of biologicals, pharmaceuticals, insecticides and other packaged goods exceeded $5 billion for calendar year 2006, an increase of 5% compared to 2005. It is anticipated that industry gains for 2008 will be driven by the continuing threat of animal disease, ongoing food safety concerns and the rapid growth in the pet population. Diagnostic chemicals and vaccines will be the fastest growing animal health products. Large animal producers, farms and households will help lead the market gains. In recent years, spending on companion animals, including dogs, cats and horses, has overtaken spending on farm animals. In 2006, companion animal products accounted for nearly 55% of the total sales in the industry.

The companion animal market is experiencing considerable growth driven by strong product developments, general aging in the pet population, and increased spending per animal. Several new therapeutic and preventative products have contributed to most of this increased sales volume. Nutraceuticals (nutritional pharmaceuticals) have an increasing presence in the companion animal market.

Consolidation is a primary force reshaping the animal health industry. Based on industry sources, sales by the top fifteen animal health product manufacturers globally account for over 81% of the world market.

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

There are numerous ethical distribution companies operating in the same geographical regions as the Company and competition in this distribution industry is intense. Our competitors include other animal health distribution companies and manufacturers of animal health products who sell directly to veterinarians and veterinary clinics. Most of the animal health distribution competitors generally offer a similar range of products at prices often comparable to the Company’s. The Company seeks to distinguish itself from its competitors by offering a higher level of customer service and having its principal customers also be its shareholders. In addition to competition from other distributors, the Company also faces existing and potentially increased competition from manufacturers who distribute their products directly to veterinarians. Although the Company competes against direct sales by manufacturers and suppliers, it is often able to compete with such direct sales by adding new value-added services and pricing differentiation.

The role of the animal health distributor has changed dramatically during the last decade. Successful distributors have shifted from a selling mentality to providing products and consulting services. Currently, there is over capacity in the animal health distribution network, although there have been few animal health distributor mergers or acquisitions. We believe the Company must continue to add value to the distribution channel, and reduce the redundancies that exist, while removing unnecessary costs associated with product movement.

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

Employees

As of July 31, 2007 the Company had 341 employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We believe that we have a stable and productive workforce and consider our relationships with our employees to be good.

Trademarks

The Company has federal registrations for the marks "PVP LTD." and design, "PVPL", and "PROCONN" and has applications pending with the United States Patent and Trademark Office for the marks "EXACT LOGISTICS" and "VETS FIRST CHOICE". The Company believes that the marks are well recognized in the animal health products industry and by veterinarians and therefore are valuable assets. Once registered, the trademarks will be valid as long as they are in use and/or the registrations are properly maintained, and the marks have not been found to have become generic.

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

Failure to Manage Growth Could Impair Our Business

Our revenues increased from $298.9 million in fiscal 2003 to $342.7 million in fiscal 2007. During that same period, we have expanded our operations in the United States.

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

There is No Market for Our Stock and the Value of the Stock Will Not Increase

There is no established public trading market for the Company’s common stock, and there will be no established public trading market after this offering. Sales are limited to licensed veterinarians and veterinary clinics, and our common stock will not be sold, assigned, or otherwise transferred to anyone other than the Company. The price of each share is fixed at $3,000, or such lesser amount as determined by the Board of Directors in its discretion as provided in our Articles of Incorporation and Bylaws. A share will not increase in value. If a shareholder wishes to redeem his, her or its share, the shareholder must sell it to the Company, and the Company may, but is not obligated to purchase such share. If the Company elects to purchase the share, such shareholder will receive only the amount he, she or it paid for the share.

It is Unlikely We Will Pay Dividends

We have never declared or paid any cash dividends on our common stock. While our Articles of Incorporation and Bylaws allow the payment of dividends, we currently intend to retain any future earnings for funding the growth of our business and repayment of existing indebtedness, and therefore, we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. In addition, our loan agreements restrict us from paying such dividends.

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

Many of our competitors have distribution strategies that directly compete with us. We have many competitors including Animal Health International, Inc., Butler Animal Health Supply, LLC, Lextron Animal Health, Inc., MWI Veterinary Supply Co., Webster Veterinary Supply and other national, regional, local, and specialty distributors.

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

Our Substantial Leverage Could Harm Our Business By Limiting Our Available Cash and Our Access To Additional Capital

As of July 31, 2007, our total long-term debt (excluding current portions) was approximately $4.1 million, and we had $11.9 million outstanding under our revolving credit facility and an additional $28.1 million of borrowing capacity available under such facility. Our degree of leverage could have important consequences for you, including the following:

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

Our credit agreements contain covenants, among other things, that restrict our and our subsidiaries’ ability to incur additional indebtedness; pay dividends or make other distributions; make certain investments; use assets as security in other transactions; and sell certain assets or merge with or into other companies. In addition, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with these provisions, and we or our subsidiaries may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under our credit agreement and the lender could elect to declare all amounts borrowed under the applicable agreement, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness and the notes.

Our Variable Rate Indebtedness Subjects Us To Interest Rate Risk, Which Could Cause Our Debt Service Obligations To Increase Significantly

Certain of our borrowings, primarily borrowings under our revolving line of credit, are at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt for the year ended July 31, 2007 was approximately $11.9 million with related interest expense of $1.5 million. A 1%

increase in the average interest rate would increase future interest expense by approximately $214 thousand per year assuming an average outstanding balance under the revolving line of credit of $21.4 million.

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
•

Some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, DEA, Environmental Protection Agency (EPA) and other federal and state agencies for compliance with strictly enforced regulations, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.

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

We Are Exposed To Potential Risks From Recent Legislation Requiring Companies To Evaluate Their Internal Control Over Financial Reporting

We are in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. During the course of our testing, we may identify deficiencies which we may not be able to remedy in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. We will be required to comply with the requirements of Section 404 for our fiscal year ending July 31, 2008. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

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

Our Business, Financial Condition And Results of Operations Depend Upon Maintaining Our Relationships With Vendors

We currently distribute more than 20,000 products sourced from more than 300 vendors. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top two vendors, Pfizer and Fort Dodge Laboratories supplied products that accounted for approximately 48.2% of our product purchases for the fiscal year ended July 31, 2007.

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

The Company owns a building that serves as its corporate headquarters and is nearly 100,000 square feet of open warehouse space and 40,000 square feet of finished office area. The building is a facility the Company constructed and completed in late 1999 and is located on 9.6 acres of land in a newly developed industrial subdivision of Omaha, Nebraska. The building is subject to a first mortgage held by First National Bank of Omaha.

In October 2002 the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for approximately $808 thousand in order to provide the Company with land available for future expansion of its Omaha facility.

On March 15, 2002, the Company signed a lease agreement with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania. The initial term of the lease was five years. The Company uses this facility to ship products to its customers in that geographical area of the United States. In June 2003, the Company exercised an option to lease an additional 17,500 square feet of space in the York facility for a total of 87,500 square feet of leased space in York, Pennsylvania. In January 2007, the Company entered into Amendment No. 3 to the lease agreement with Kinsley Equities II Limited Partnership. The amendment extended the lease term from July 31, 2007 to July 31, 2010.

Effective October 1, 2005, the Company entered into an agreement to lease approximately 15,625 square feet in Hereford, Texas. The lease has an initial term of five years, ending on September 30, 2010. The Company also has the option to renew the initial term of the lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company uses the premises for storing and warehousing veterinary products.

On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC (IVG). Pursuant to the lease agreement, the Company leased certain premises located in Lexington, Kentucky for a term commencing November 1, 2005 and ending July 31, 2007. The Company used the premises for storing and warehousing animal health products. This lease was not extended.

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

No matters were submitted to a vote of security holders during the quarter ended July 31, 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On September 30, 2007, there were 2,057 record holders of the Company’s common stock.

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

The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company’s business and therefore does not currently anticipate paying cash dividends in the foreseeable future. The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three fiscal years ended July 31, 2007.

Under its Articles of Incorporation, the Company may repurchase shares of any shareholder who is no longer a veterinarian or veterinary clinic or owes money to the Company and fails to make required payments. The Company may, but is not obligated to repurchase the stock. The redemption amount is the original purchase price of the stock paid by the shareholder. There is no expiration date for repurchase. Since the Company’s inception, each shareholder has been entitled to request that his, her, or its share be redeemed in accordance with the Articles of Incorporation and Bylaws.

During the fourth quarter ended July 31, 2007, the Company repurchased 4 shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
May 1 – May 31, 2007	4	$3,000	-	2,035
June 1 – June 30, 2007	-	$3,000	-	2,041
July 1 – July 31, 2007	-	$3,000	-	2,068
Total:	4	$3,000	-	2,068

(1)        The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company for each of the five years ended July 31, 2007. The historical selected financial data are derived from the Company’s Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. All amounts are in thousands except per share data.

	2003	2004	2005	2006	2007
	(Restated)	(Restated)
Net sales and other revenues	298,919	335,421	387,249	368,926	342,699

Operating income	5,177	5,292	4,610	5,089	5,500
Net income	3,214	2,978	2,536	2,392	2,384
Income per share:
Operating income	2,987.10	4,421.11	3,677.01	3,611.71	2,697.47
Net income	1,854.47	2,487.77	2,022.61	1,697.62	1,169.27
Redeemable common shares outstanding used in the calculation	1,733	1,197	1,254	--	--
Common shares outstanding used in the calculation	--	--	--	1,409	2,039

Total assets	84,402	84,751	85,266	76,399	88,244

Total long-term obligations	7,972	5,982	5,109	5,375	6,761

Total number of shares subject to mandatory redemption(1)	--	716	731	--	--

Total number of common shares	--	--	--	2,042	2,068

Total number of redeemable common shares(1)	1,845	1,236	1,288	--	--

(1) For additional information on the Company’s shares, see Note 6 to the 2007 Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Note on Common Stock

On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment granted the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management and its auditors concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable. All stock is now classified as common stock on the balance sheet as of fiscal year ending July 31, 2006.

All references to “common stock” herein include Shares Subject to Mandatory Redemption, Redeemable Common Stock, and Common Stock as described in the Company’s financial statements unless otherwise noted. For additional information on the Company’s shares, see Note 6 to the Company’s Consolidated Financial Statements.

Overview

Professional Veterinary Products, Ltd. provides distribution services of animal health products through three business segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. The Logistics Services segment provides logistics and distribution service operations for animal health vendors in business to business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer.

The Company’s Wholesale Distribution segment comprises the majority of its operations, representing approximately 86% of net sales and other revenue in fiscal 2007. Revenues are primarily earned by distributing products to veterinarians or veterinary practices. The main factor that impacts net sales is the Company’s ability to offer a broad product line through excellent and knowledgeable customer service. For 2007, the Direct Customer Services segment represented approximately 14% of net sales and other revenues.

The Company’s revenues have increased from $298.9 million in fiscal year 2003 to $368.9 million in fiscal year 2006 with a decrease of $26.2 million to $342.7 million for fiscal year 2007. The Company distributes its products predominately to shareholders but over time has increased its sales to non-shareholders. In fiscal year 2007, net sales and other revenue to shareholders totaled $237.1 million or 69% of total net sales and other revenue.

Despite the sales decrease in 2007, we expect the long-term trend of sales to increase as we continue to increase the number and type of customer accounts. We will continue our strategy of supporting the food producing animal veterinarian with a broad range of products and value-added services. In view of the increasing maturity of the food producing animal market, the Company must continue to look for future growth in the companion animal sector.

The Company also differentiates itself from its competitors by providing annual rebates to its shareholders. In fiscal 2006, the rebates were approximately $5.7 million. In fiscal 2007, the rebates were $3.0 million.

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

Current Assets

Current assets increased by $11.4 million to $74.0 million for fiscal year 2007 compared to $62.6 million for the previous year. This increase was primarily due to an increase in accounts receivable of $7.1 million and an increase in inventory of $7.3 million, which resulted from a decrease in cash receipts from customers and an increase in product purchased from vendors. Offsetting this increase was a decrease in the deferred tax asset of $0.5 million and a decrease in other current assets of $1.0 million.

Current Liabilities

Current liabilities increased by $8.4 million to $59.3 million for fiscal year 2007 compared to $50.9 million for the previous year. This increase was primarily due to an increase in notes payable of $5.8 million and an increase in accounts payable of $3.3 million of which was a result of increased year end inventory levels compared to the previous year. Offsetting this increase was a decrease in the current portion of long-term debt and capital lease obligation and other current liabilities.

Results of Operations

The following discussion is based on the historical results of operations for fiscal 2007, 2006 and 2005.

Summary Consolidated Results of Operations Table

	July 31, 2007	July 31, 2006	July 31, 2005

	(In Thousands)
Net sales and other revenue	$342,699	$368,926	$387,249
Cost of sales	301,122	328,961	349,375
Gross profit	41,577	39,965	37,874
Operating, general and administrative expenses	36,077	34,876	33,264
Operating income	5,500	5,089	4,610

Interest expense, net	(1,676)	(1,320)	(680)
Other income (expense)	35	121	98

Income before taxes	3,859	3,890	4,028
Income tax expense	1,475	1,498	1,492

Net income	$2,384	$2,392	$2,536

Beginning retained earnings	14,123	11,731	9,195

Ending retained earnings	$16,507	$14,123	$11,731

Net sales and other revenue were $342.7 million in 2007, $368.9 million in 2006 and $387.2 million in 2005. The decrease in net sales and other revenue in 2007 over 2006 resulted primarily from a decrease in sales to existing customers of $40.2 million of which $21.5 million is a result of vendor contract change. This change moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor, who then picks, packs, ships, invoices and collects for the products ordered. Partially offsetting this decrease was an increase in sales to new customers of $11.3 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding prior fiscal year, with the remaining customer base being considered an existing customer. The Company’s shareholder rebate decreased $2.7 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. The Company issues rebates that are earned by its shareholders. Such rebates are calculated according to current practices of management, based on the profit the Company earns from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to shareholders based on the aggregate amount of profit the Company earns from products purchased by each shareholder during the period. The decrease in net sales and other revenue in 2006 over 2005 resulted primarily from a decrease in sales to existing customers of $31.5 million of which $12.0 million is a result of a 2006 vendor contract change which moved previous invoiced sales to a commission-based agency relationship. Offsetting this decrease was an increase in sales to new customers of $13.2 million. The Company’s shareholder rebate increased $0.4 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales were $301.1 million in 2007, $329.0 million in 2006 and $349.4 million in 2005. The decrease in cost of sales in 2007 over 2006 resulted primarily from a decrease in cost of goods sold of $29.5 million, a decrease in freight expense of $0.5 million, and a decrease in performance incentives earned by the Company of $2.2 million. The cost of goods sold includes the Company’s inventory product cost. Performance incentives are recorded based on the terms of the contracts or programs with each vendor. Performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the performance measures are achieved. The decrease in cost of sales in 2006 over 2005 resulted primarily from a decrease in cost of goods sold of $19.0 million which was a direct result from the decrease in net sales. Partially offsetting this decrease was an increase in performance incentives earned by the Company of $1.3 million and an increase in freight expense of $0.1 million.

Gross profit was $41.6 million in 2007, $40.0 million in 2006 and $37.9 million in 2005. The increase in gross profit in 2007 over 2006 resulted primarily from an increase in agency sales commission of $1.8 million. The increase in gross profit in 2006 over 2005 resulted primarily from an increase in agency sales commission of $0.6 million and an increase of performance incentives of $1.3 million.

Operating, general and administrative expenses were $36.1 million in 2007, $34.9 million in 2006 and $33.3 million in 2005. The increase in operating, general and administrative expenses in 2007 over 2006 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.4 million, an increase in general marketing expense of $0.5 million, an increase in employee mileage expense of $0.4 million, and an increase in pharmacy fees of $0.2 million. Partially offsetting this increase was a decrease in equipment expense of $0.1 million, a decrease in computer support expense of $0.1 million, and a decrease in operating supplies expense of $0.1 million. The increase in operating, general and administrative expenses in 2006 over 2005 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $1.1 million, an increase in computer supplies and computer support of $0.4 million, an increase in depreciation expense of $0.2 million and an increase in credit card fees of $0.2 million.

Operating income was $5.5 million in 2007, $5.1 million in 2006 and $4.6 million in 2005. The increase in operating income in 2007 over 2006 resulted primarily from an increase in the gross profit margin of $1.6 million. Offsetting this increase was an increase in operating, general and administrative expenses of $1.2 million. The increase in operating income in 2006 over 2005 resulted primarily from a decrease in cost of sales of $20.4 million. Offsetting this increase was a decrease in net sales and other revenue of $18.3 million to customers and an increase in operating, general and administrative expenses of $1.6 million.

The Company’s other income and interest (expense) was $(1.6) million in 2007, $(1.2) million in 2006 and $(582) thousand in 2005. The increase in the Company’s other income and interest (expense) in 2007 over 2006 resulted primarily from an increase in interest expense of $247 thousand, which was due principally on outstanding debt, a decrease in the finance charges on past due accounts receivable of $109 thousand, a decrease to other income primarily attributable to assets sold of $60 thousand, and a decrease in equity earnings of unconsolidated affiliate of $26 thousand. The increase in the Company’s other income and interest (expense) in 2006 over 2005 resulted primarily from an increase in interest expense of $456 thousand, which was due principally on outstanding debt, a decrease in the finance charges on past due accounts receivable of $184 thousand, and a decrease to other income primarily attributable to assets sold of $35 thousand. Partially offsetting this increase was an increase in equity earnings of unconsolidated affiliate of $58 thousand.

Contractual Obligations and Commitments

The Company’s contractual obligations (in thousands) at July 31, 2007 mature as follows:

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans payable to banks	$11,946	$11,946	$-	$-	$-
Capital lease commitments	57	57	-	-	-
Operating lease commitments	2,043	789	1,251	3	-
Long-term debt obligations (including current portion)(1)	6,206	663	1,990	1,990	1,563

Total contractual obligations(2)	$20,252	$13,455	$3,241	$1,993	$1,563

(1) Interest payments due on long-term debt for less than 1 year are $320, 1-3 years are $787, 3-5 years are $491, and after 5 years are $132.

(2) See Notes 8 and 11 of the Consolidated Financial Statements for additional information.

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

The Logistics Services segment provides logistics and distribution service operations for animal health vendors in business to business type transactions. The Logistics Services segment distributes products primarily to other animal health companies.

The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 12 of the Company’s 2007 Consolidated Financial Statements for additional quantitative segment information.

The following table summarizes the Company’s operations by business segment:

	Year Ended
	July 31, 2007	July 31, 2006	July 31, 2005
		(in thousands)
NET SALES AND OTHER REVENUE
Wholesale Distribution	$338,535	$367,288	$386,073
Logistics Services	306	426	1,930
Direct Customer Services	57,085	50,412	42,926
Eliminations	(53,227)	(49,200)	(43,680)
Consolidated Total	$342,699	$368,926	$387,249
COST OF SALES
Wholesale Distribution	303,949	333,513	352,980
Logistics Services	258	380	1,877
Direct Customer Services	50,001	43,387	37,432
Eliminations	(53,086)	(48,319)	(42,914)
Consolidated Total	$301,122	$328,961	$349,375
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
Wholesale Distribution	29,106	28,768	28,420
Logistics Services	-	-	1
Direct Customer Services	6,971	6,108	4,843
Eliminations	-	-	-
Consolidated Total	$36,077	$34,876	$33,264
BUSINESS SEGMENT ASSETS
Wholesale Distribution	$87,297	$75,649	$84,574
Logistics Services	394	346	300
Direct Customer Services	13,075	10,832	10,131
Eliminations	(12,522)	(10,428)	(9,739)
Consolidated Total	$88,244	$76,399	$85,266

Wholesale Distribution

Net sales and other revenue for our wholesale distribution segment were $338.5 million in 2007, $367.3 million in 2006 and $386.1 million in 2005. The decrease in net sales and other revenue in 2007 over 2006 resulted primarily because of a decrease in sales to existing customers of $39.6 million of which $21.5 million was a result of vendor contract changes, a decrease in sales of unconsolidated affiliates of $2.3 million, and a decrease in equity earnings in consolidated affiliates of $0.7 million. Partially offsetting this decrease was an increase in sales to new customers of $4.2 million, an increase in sales to consolidated affiliates of $4.8 million, an increase in agency commission of $1.8 million, and an increase in miscellaneous income of $0.3 million. The Company’s shareholder rebate decreased $2.7 million, compared to the prior fiscal year-end, which is netted against sales and accounts receivable on the Company’s financial statements. The decrease in net sales and other revenue in 2006 over 2005 resulted primarily from a decrease in sales to existing customers of $33.6 million of which $12.0 million is a result of a 2006 vendor contract change which moved previous invoiced sales to a commission-based agency relationship, an increase in sales returns of $0.9 million, and an increase in the shareholder rebate of $0.4 million. Partially offsetting this decrease was an increase in sales to new customers in the animal health industry of $9.1 million, an increase in sales of consolidated affiliates of $6.6 million, an increase in agency sales commission of $0.6 million, and an increase in equity earnings from consolidated affiliates of $0.1 million.

Cost of sales were $303.9 million in 2007, $333.5 million in 2006 and $353.0 in 2005. The decrease in cost of sales in 2007 over 2006 resulted primarily from a decrease in cost of goods sold of $30.4 million, a decrease in freight expense of $0.6 million, and a decrease in performance incentives earned by the Company of $1.4 million. The cost of goods includes the Company’s inventory product cost. Performance incentives are recorded based on the terms of the contracts or programs with each vendor. Performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the performance measures are achieved. The decrease in cost of sales in 2006 over 2005 resulted primarily from a decrease in cost of goods sold of $19.0 million, a decrease in freight expense of $0.2 million, and an increase in performance incentives earned by the Company of $0.5 million.

Gross profit for our wholesale distribution segment was $34.6 million in 2007, $33.8 million in 2006 and $33.1 million in 2005. The increase in gross profit in 2007 over 2006 resulted primarily from an increase in agency commission of $1.8 million and a decrease in freight expense of $0.6 million. This increase was offset primarily due to a decrease in performance incentives of $1.4 million. The increase in gross profit in 2006 over 2005 resulted primarily from a decrease in cost of sales of $18.8 million and an increase in performance incentives of $0.5 million. This increase was offset primarily due to a decrease in sales to customers of $18.8 million.

Operating, general and administrative expenses for our wholesale distribution segment were $29.1 million in 2007, $28.8 million in 2006 and $28.4 million in 2005. The increase in operating, general and administrative expense in 2007 over 2006 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.4 million. This increase was offset primarily due to a decrease in credit card fees of $0.1 million. The increase in operating, general and administrative expense in 2006 over 2005 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.6 million, an increase in computer supplies and computer support of $0.4 million, and an increase in depreciation expense of $0.2 million. This increase was offset primarily due to a decrease in bad debt expense of $0.6 million, a decrease in communication expense of $0.1 million, and a decrease in professional services of $0.1 million.

Operating income for our wholesale distribution segment was $5.5 million in 2007, $5.0 million in 2006 and $4.7 million in 2005. The increase in operating income from 2007 over 2006 resulted primarily from an increase in gross profit margin of $0.8 million. Offsetting this increase was an increase in operating, general and administrative expenses of $0.3 million. The increase in operating income from 2006 over 2005 resulted primarily from a decrease in cost of sales of $18.8 million and an increase in performance incentives of $0.5 million. Offsetting this increase was a decrease in net sales and other revenue of $18.8 million to customers and an increase in operating, general and administrative expenses of $0.3 million.

Assets increased by $11.6 million to $87.3 million for fiscal year 2007 compared to $75.7 million for the previous year. This increase was primarily due to an increase in accounts receivable of $4.5 million and an increase of inventory of $7.9 million of which was a result of a decrease in cash receipts from customers and an increase in product purchased from vendors.

Logistics Services

Net sales and other revenue for our logistic services segment were $306 thousand in 2007, $426 thousand in 2006 and $1.9 million in 2005. The decrease in net sales and other revenue in 2007 over 2006 resulted primarily due to decreased sales to other animal health wholesalers. The Company anticipates that this trend will continue. The decrease in net sales and other revenue in 2006 over 2005 resulted primarily due to decreased sales to other animal health wholesalers.

Cost of sales for our logistics services segment were $258 thousand in 2007, $380 thousand in 2006 and $1.9 million in 2005. The decrease in cost of sales in 2007 over 2006 resulted primarily from a decrease in cost of goods sold of $123 thousand. The cost of goods sold includes the Company’s inventory product cost. The decrease in cost of sales in 2006 over 2005 resulted primarily from a decrease in cost of goods sold of $1.5 million.

Gross profit for our logistic services segment was $48 thousand in 2007, $46 thousand in 2006 and $53 thousand in 2005. The increase in gross profit in 2007 over 2006 resulted primarily due to the increase in gross profit margin. The decrease in gross profit in 2006 over 2005 resulted primarily due to the decrease in revenue.

Operating, general and administrative expenses for our logistic services segment are nominal.

Operating income for our logistic services segment was $48 thousand in 2007, $46 thousand in 2006 and $52 thousand in 2005. The increase in operating income in 2007 over 2006 resulted primarily from an increase in gross profit margin of $2 thousand. The decrease in operating income in 2006 over 2005 resulted primarily from a decrease in net sales and other revenue of $1.5 million. Offsetting this decrease was a decrease in cost of goods sold of $1.5 million.

Assets increased by $48 thousand to $394 thousand for fiscal year 2007 compared to $346 thousand for the previous year. This increase was primarily due to an increase in accounts receivable.

Direct Customer Services

Net sales and other revenue for our direct customer services segment were $57.1 million in 2007, $50.4 million in 2006 and $43.0 million in 2005. The increase in net sales and other revenue in 2007 over 2006 resulted primarily from an increase in sales to new customers of $7.1 million. Partially offsetting this increase was a decrease in sales to existing customers of $0.4 million. The increase in net sales and other revenue in 2006 over 2005 resulted primarily from an increase in sales to new customers of $4.1 million and an increase in sales to existing customers of $3.3 million.

Cost of sales were $50.0 million in 2007, $43.4 million in 2006 and $37.4 million in 2005. The increase in cost of sales in 2007 over 2006 resulted primarily from an increase in cost of goods sold of $5.7 million, an increase in freight expense of $0.1 million, and a decrease in performance incentives earned by the Company of $0.8 million. The cost of goods includes the Company’s inventory product cost. Performance incentives are recorded based on the terms of the contracts or programs with each vendor. Performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the performance measures are achieved. The increase in cost of sales in 2006 over 2005 resulted primarily from an increase in cost of goods sold of $6.8 million. Partially offsetting this increase was an increase in performance incentives earned by the Company of $0.8 million.

Gross profit for our direct customer services segment was $7.1 million in 2007, $7.0 million in 2006 and $5.5 million in 2005. The increase in gross profit in 2007 over 2006 resulted primarily from an increase in purchase performance incentives of $0.1 million. The increase in gross profit in 2006 over 2005 resulted primarily from an increase in performance incentives of $1.6 million.

Operating, general and administrative expenses for our direct customer services segment were $7.0 million in 2007, $6.1 million in 2006 and $4.8 million in 2005. The increase in operating, general and administrative expenses in 2007 over 2006 resulted primarily from an increase in mileage reimbursement expense of $0.4 million, an increase in credit card fees of $0.1 million, an increase in general marketing expense of $0.1 million, an increase in postage expense of $0.1 million, and an increase in vet of record commission of $0.1 million. The increase in operating, general and administrative expenses in 2006 over 2005 resulted primarily from an increase in payroll, payroll taxes, and employee expenses and benefits of $0.6 million, and an increase in distribution center and administrative support expenses of $0.5 million.

Operating income for our direct customer services segment was $0.1 million in 2007, $0.9 million in 2006 and $0.7 million in 2005. The decrease in operating income in 2007 over 2006 resulted primarily from an increase in operating, general and administrative expenses of $0.9 million. Offsetting this decrease was an increase in gross profit margin of $0.1 million. The increase in operating income in 2006 over 2005 resulted primarily from an increase in net sales and other revenue of $7.5 million. Offsetting this increase was an increase of cost of sales of $6.0 million and an increase in operating, general and administrative expenses of $1.3 million.

Assets increased by $2.3 million to $13.1 million for fiscal year 2007 compared to $10.8 million for the previous year. This increase was primarily due to an increase in accounts receivable of $2.6 million and an increase in property and equipment of $0.1 million. Offsetting this increase was a decrease in inventory of $0.6 million.

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

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At July 31, 2007, there were no additional material commitments for capital expenditures other than as noted below.

The Company also expended significant funds in the lease and purchase of its facilities. The Company leases a total of 87,500 square feet from Kinsley Equities II Limited Partnership for warehouse space in York, Pennsylvania. For additional information, see the section “Properties”.

In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries also were named as borrowers and were jointly and severable liable for the U.S. Bank obligations. The Term Promissory Note in the amount of $4 million accrued interest at a fixed rate of 5.77% per annum and was payable in 59 monthly installments of principal and interest through May 1, 2008. On June 1, 2008, all unpaid principal and interest would have been due. On December 28, 2004, the Company, its subsidiaries and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank increased Company’s revolving line of credit to $40 million, which was evidenced by a Revolving Promissory Note. The Revolving Promissory Note was scheduled to mature on January 1, 2008, and accrued interest at a variable rate, subject to change each fiscal quarter, equal to the LIBOR Rate plus a percentage based on the Company’s leverage ratio.

Both the Term Promissory Note and the Revolving Promissory Note were secured by a first and second mortgage held by U.S. Bank on the Company’s Omaha facility as well as a security interest in substantially all of the Company’s assets. On November 16, 2006, after executing new loan documents with First National Bank of Omaha (as described below), the Company repaid all of its obligations in the amount of $22,275,901 under the U.S. Bank loan documents, which amount included a prepayment penalty of $112,448 of which $25,000 was reimbursed by First National Bank of Omaha.

In April 2005, the Company signed a lease agreement with U.S. Bancorp Equipment Finance for voice picking equipment to be used in the Omaha, Nebraska and York, Pennsylvania facilities. The initial amount of the lease is in the amount of $207,996, with interest at 6.19% and monthly payments of $6,346 through April 2008.

Effective October 1, 2005, the Company entered into a Lease with two individuals to lease approximately 15,625 rentable square feet, in Hereford, Texas. The initial amount of the lease is in the amount of $4,557 per month. For additional information on these leases, see the section “Properties”.

On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC (IVG). Pursuant to the lease agreement, the Company leased certain premises located in Lexington, Kentucky for a term commencing November 1, 2005 and ending July 31, 2007. The Company used the premises for storing and warehousing animal health products.

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

The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Payments with respect to the Term Note shall be as follows: (i) interest only in advance at the rate of $953 per day shall be due and payable for the period beginning on November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of July 31, 2007, the Company had $4,477,542 outstanding on the Term Note.

FNB Shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon the event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. As of July 31, 2007, the variable interest rate at which the Revolving Note accrued interest was 6.82%, and the Company had approximately $11.9 million outstanding thereunder.

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

On August 9, 2007, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement to logistics and other operational services. The Company and SERVCO agreed to extend the agreement to June 30, 2008 pending final changes.

On September 17, 2007, the Company entered into Amendment No. 1 to the loan agreement with FNB to permit amend the limitation on purchase money security liens. See Note 14 to the Consolidated Financial Statements.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. For the fiscal year ending July 31, 2005, net cash provided by operating activities of $9.8 million was primarily attributable to an increase of $6.4 million in accounts receivable and $6.3 million in accounts payable. These were partially offset by a decrease of $6 million in inventories. For the fiscal year ending July 31, 2006, net cash consumed by operating activities of $0.9 million was primarily attributable to a decrease of $10.3 million in accounts receivable and $13.6 million in accounts payable. These were partially offset by an increase of $1.1 million in inventories. For the fiscal year ending July 31, 2007, net cash consumed by operating activities of $5.2 million was primarily attributable to an increase in accounts receivable of $7.1 million and an increase in inventory of $7.4 million. These were partially offset by an increase of $3.3 million in accounts payable and an increase in other current liabilities of $1.5 million.

Investing Activities. Net cash consumed by investing activities of $1.2 million in fiscal year ending July 31, 2005 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.1 million in fiscal year ending July 31, 2006 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.6 million in fiscal year ending July 31, 2007 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

Financing Activities. In the fiscal year ending July 31, 2005, net cash consumed by financing activities of $9.0 million was primarily attributable to $9.3 million in net loan payments and capital lease obligations, and $0.2 million from net proceeds from the issuance of shares subject to mandatory redemption and the issuance of redeemable common stock. In the fiscal year ending July 31, 2006, net cash provided by financing activities of $2.4 million was primarily attributable to $2.3 million in net loan proceeds, and $0.1 million from net proceeds from the issuance of common stock. In the fiscal year ending July 31, 2007, net cash provided by financing activities of $5.3 million was primarily attributable to $5.3 million in net loan proceeds.

Inflation

Most of our operating expenses are inflation-sensitive with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on employee wages and costs of products. We historically have limited the effects of inflation through certain cost control efforts.

Off-Balance Sheet Arrangements

At July 31, 2007, the Company did not have any off-balance sheet arrangements.

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

Major Customer, Major Suppliers and Credit Concentrations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 15% of the Company’s receivables at July 31, 2007 and at July 31, 2006. Two vendors comprised 41.5% and 6.7% of all purchases for fiscal year 2007. Two vendors comprised 36.1% and 8.8%, respectively, of all of the Company’s purchases for fiscal year 2006.

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

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense for the years ended July 31, 2007, 2006, and 2005 is included in interest expense on the Consolidated Statements of Income, Comprehensive Income and Retained Earnings.

Pension Accounting

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and in accordance therewith reflected the underfunded status of the plan in its balance sheet at such date. Prospectively, the Company will adjust the liability to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $646 of unrecognized actuarial losses which arose during the period ended July 31, 2007and a corresponding increase in the defined benefit pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $258 were debited to other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the period ended July 31, 2007.

For the year ended July 31, 2007 and 2006, benefits accrued and expensed were $343 and $472, respectively. The vested benefit obligation and accumulated benefit obligation were $1,942 and $2,128, respectively, at July 31, 2007 and $1,558 and $1,893, respectively, at July 31, 2006. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,772 and $1,369 at July 31, 2007 and 2006, respectively. For further discussion, see Note 10 to the Consolidated Financial Statements.

New Accounting Pronouncements

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

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of its year-end statement of financial position, with limited exceptions. This statement is effective for an employer without publicly traded equity securities to recognize the funded status of a defined postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this statement resulted in the recognition of $646 of unrecognized actuarial losses and a corresponding increase in the defined benefit pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $258 are shown as an Other Comprehensive Loss of the Statements of Income, Comprehensive Income and Retained Earnings.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the potential impact the adoption of FIN 48 will have on our consolidated financial statements, but we believe that FIN 48 will not have a material impact on our consolidated financial statements.

In May 2007, FASB issued FASB Interpretation No. 48-1 (FIN 48-1), Definition of Settlement. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 also offers guidance that a tax position could be effectively settled upon examination by a taxing authority. We are currently in the process of assessing the potential impact the adoption of FIN 48-1 will have on our consolidated financial statements, but we believe that FIN 48-1 will not have a material impact on our consolidated financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

From May 12, 2003 through November 16, 2006, the Company had a lending relationship with U.S. Bank, N.A. pursuant to an Amended and Restated Loan Agreement. On November 14, 2006, the Company and its subsidiaries executed a new Loan Agreement with First National Bank of Omaha and the loan proceeds from the revolving line of credit were wired to U.S. Bank, N.A., the Company’s prior lender to repay the Company’s obligations under the U.S. Bank loan agreement.

Under U.S. Bank loan agreement, the Company and its subsidiaries executed a Term Promissory Note in the amount of $4,000,000, which accrued interest at a fixed rate of 5.77% per annum and was payable in 59 installments of principal and interest in the amount of $76,904, and a Revolving Promissory Note in the amount of $40,000,000. Under the revolving line of credit, the actual principal amount outstanding varied as the Company borrowed and repaid its obligations throughout the term of the loan. Interest was payable at a variable rate, subject to change each fiscal quarter, equal to the London InterBank Offered Rate (LIBOR), plus a percentage based on the Company’s leverage ratio.

The Company executed a Loan Agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha, a national banking association (FNB). The obligations under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several.

Under the FNB Loan Agreement, the Company and its subsidiaries executed a Term Note in the amount of $4,666,000 which accrues interest at a fixed rate of 7.35% per annum and is scheduled to mature December 1, 2016. The Term Note is payable in 119 monthly installments of principal and interest if the amount of $55,282 through November 1, 2016. As of July 31, 2007, the Company had $4,477,542 outstanding on the Term Note.

The Company and its subsidiaries also executed a Revolving Note in the maximum aggregate amount of $40,000,000 and evidenced by a Revolving Note dated November 14, 2006. Advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less then or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of July 31, 2007, the variable interest rate at which the Revolving Note accrued interest was 6.82% and the Company had approximately $11.9 million outstanding thereunder.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in the market interest rates. If interest rates on variable debt rose .68 percentage points (a 10% change from the interest rate as of July 31, 2007), assuming no change in the Company’s outstanding balance under the line of credit (approximately $11.9 million as of July 31, 2007), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $81 thousand.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See “Item 15. Exhibits, Financial Statement Schedules” for the Company’s Financial Statements, and the notes thereto, Supplementary Data, and the financial statement schedules filed as part of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 18, 2007, the Company’s Audit Committee recommended to the Board of Directors the dismissal of Quick and McFarlin upon its completion of the audit and the filing of the Form 10-K for the fiscal year ending July 31, 2007 and the retention of BKD LLP (“BKD”) as the Company’s independent accountant for the fiscal year ending July 31, 2008. The Board of Directors approved the Audit Committee’s recommendations, subject to acceptance by BKD of its engagement. Quick & McFarlin audited the Company’s financial statements for each of the five fiscal years in the period ended July 31, 2006. For the fiscal years ended July 31, 2005 and 2006, Quick & McFarlin’s reports on such financial statements did not contain any adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting policies. There were no disagreements with Quick & McFarlin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Quick & McFarlin, would have caused Quick & McFarlin to make reference to the subject matter of the disagreement in connection with its report, and there were no reportable events as described Item 304(a)(1)(v) of Regulation S-K.

On July 27, 2007, BKD and the Company executed the engagement letter to formally retain BKD as the Company’s independent accountant to audit its financial statements for the year ending July 31, 2008. During the two most recent fiscal years ended July 31, 2006, and the subsequent interim period preceding such engagement, neither the Company nor anyone on its behalf has consulted with BKD regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, nor did BKD provide to the Company a written report or oral advice regarding such principles or audit opinion; or (ii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

The Company previously disclosed its change in accountants on a Current Report on Form 8-K dated May 18, 2007, and filed on May 24, 2007 with the SEC and an amendment to the Form 8-K filed on July 31, 2007.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weakness, and believes that its disclosure controls and procedures were effective at July 31, 2007.

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

Changes in Internal Controls

During the quarter ended July 31, 2007, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled “Proposal 1: Election of Directors,” “Information About Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2007.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled “Management – Executive Compensation” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2007.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2007.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the “Certain Relationships and Related Transactions” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2007.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled the “Relationship with Independent Public Accountants – Principal Accounting Fees and Services” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2007.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)	Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of July 31, 2007 and
July 31, 2006	F-2
Consolidated Statements of Income, Comprehensive Income and Retained Earnings Years Ended
July 31, 2007, 2006 and 2005	F-3
Consolidated Statements of Cash Flows Years Ended July 31, 2007, 2006
and 2005	F-4
Notes to Consolidated Financial Statements	F-5

To the Audit Committee

Professional Veterinary Products, Ltd.

Omaha, Nebraska

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd. and subsidiaries (“the Company”) as of July 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, retained earnings, and cash flows for each of the years in the three-year period ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Quick & McFarlin, P.C.
Omaha, Nebraska
October 17, 2007

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

July 31, 2007 and 2006

(in thousands, except share data)

	July 31,	July 31,
	2007	2006
ASSETS
CURRENT ASSETS
Cash	$1,111	$2,521
Accounts receivable, less allowance for doubtful
accounts $515 and $569, respectively	24,754	18,042
Accounts receivable, related parties	3,876	3,481
Inventory, less allowance for obsolete inventory $127 and $63,
respectively	43,084	35,761
Deferred tax asset	653	1,171
Other current assets	555	1,621
Total current assets	74,033	62,597
NET PROPERTY AND EQUIPMENT	10,172	10,124
OTHER ASSETS
Intangible assets, less accumulated
amortization $24 and $16, respectively	37	9
Intangible retirement asset	-	254
Investment in unconsolidated affiliates	2,092	1,946
Cash value of life insurance	1,886	1,468
Deferred tax asset	22	-
Other assets	2	1
Total other assets	4,039	3,678
TOTAL ASSETS	$88,244	$76,399

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$11,946	$6,103
Current portion of long-term debt and capital lease obligation	400	1,061
Accounts payable	40,549	37,955
Accounts payable, related parties	1,559	844
Other current liabilities	4,796	4,897
Total current liabilities	59,250	50,860
LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	4,133	4,052
Accrued retirement benefits, less current portion	2,628	254
Deferred tax liability	-	1,069
Total long-term liabilities	6,761	5,375
TOTAL LIABILITIES	66,011	56,235

COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 11

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and
outstanding, 2,068 shares and 2,042, respectively	2	2
Paid-in capital	6,112	6,039
Retained earnings	16,507	14,123
Accumulated other comprehensive loss	(388)	-
Total stockholders’ equity	22,233	20,164
TOTAL LIABILITIES AND STOCKHLDERS’ EQUITY	$88,244	$76,399

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

	July 31,	July 31,	July 31,
	2007	2006	2005

NET SALES AND OTHER REVEUNE	$342,699	$368,926	$387,249

COST OF SALES	301,122	328,961	349,375

Gross profit	41,577	39,965	37,874

OPERATING, GENERAL AND ADMINISTRATIVE
EXPENSES	36,077	34,876	33,264

Operating income	5,500	5,089	4,610

OTHER INCOME (EXPENSE)
Interest income	260	369	553
Interest expense	(1,936)	(1,689)	(1,233)
Equity in earnings of unconsolidated affiliate	116	142	84
Other	(81)	(21)	14
Other expense – net	(1,641)	(1,199)	(582)

Income before taxes	3,859	3,890	4,028

Income tax expense	1,475	1,498	1,492

NET INCOME	2,384	2,392	2,536

BEGINNING RETAINED EARNINGS	14,123	11,731	9,195

ENDING RETAINED EARNINGS	$16,507	$14,123	$11,731

EARNINGS PER COMMON SHARE	$1,169.27	$1,697.62	$-

EARNINGS PER REDEEMABLE COMMON SHARE	$-	$-	$2,022.61

Weighted average common shares outstanding	2,039	1,409	-

Weighted average redeemable common shares
outstanding	-	-	1,254

COMPREHENSIVE INCOME
Net income	$2,384	$-	$-
Other comprehensive loss:
Change associated with the adoption of FAS 158	(388)	-	-
Total comprehensive income	$1,996	$-	$-

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$43,583	$41,400	$40,193

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME, COMPREHENSIVE INCOME AND RETAINED EARNINGS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share amounts)

Purchases – related parties	$13,728	$11,987	$11,855

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended July 31, 2007, 2006 and 2005

(in thousands)

	July 31,	July 31,	July 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVTIES
Net income	$2,384	$2,392	$2,536
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,427	1,456	1,265
(Gain) loss on sale of property	81	21	(14)
Retirement benefits	602	472	516
Cash value of life insurance	(418)	(278)	(462)
Deferred income tax	(573)	572	(179)
Allowance for doubtful accounts	(55)	(401)	149
Allowance for obsolete inventory	64	(89)	23
Equity in loss (income) from affiliate	(116)	(143)	(84)
(Increase) decrease in:
Receivables	(7,053)	10,651	(6,556)
Inventory	(7,387)	(1,001)	5,989
Other current assets	1,066	(688)	(97)
Other assets	(37)	-	19
Increase (decrease) in:
Accounts payable	3,310	(13,554)	6,297
Other current liabilities	1,537	(279)	374
Total adjustments	(7,552)	(3,261)	7,240

Net cash provided (consumed) by operating activities	(5,168)	(869)	9,776

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,550)	(1,118)	(1,200)
Proceeds from sale of assets	2	-	32
Purchase of investments	(30)	-	-
Net cash consumed by investing activities	(1,578)	(1,118)	(1,168)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayment)	5,843	3,382	(7,453)
Proceeds from long-term debt	4,666	-	208
Payments of long-term debt and capital lease obligation	(5,246)	(1,066)	(2,011)
Net proceeds from issuance of shares
subject to mandatory redemption	-	-	60
Net proceeds from issuance of common stock	73	74	-
Net proceeds from issuance of redeemable common stock	-	-	161
Net cash provided (consumed) by financing activities	5,336	2,390	(9,035)
Net increase (decrease) in cash	(1,410)	403	(427)
Cash at beginning of year	2,521	2,118	2,545
Cash at end of year	$1,111	$2,521	$2,118
Supplemental disclosure of cash flow information:
Interest paid	$1,880	$1,662	$1,198
Income taxes paid	$935	$1,544	$1,822

The accompanying notes are an integral part of these financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

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

Accounts Receivable – The accounts receivable arise in the normal course of business and are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability. The allowance for doubtful accounts was $515 and $569 for 2007 and 2006, respectively.

Inventory – Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method. The reserve for inventory obsolescence was $127 and $63 for 2007 and 2006, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Property, Equipment and Depreciation – Property and equipment are stated at cost. Depreciation expense was $1,419, $1,454 and $1,263 for 2007, 2006 and 2005, respectively. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

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

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. The original trademark subject to amortization was $5. Accumulated amortization was $1 for 2007 and 2006. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. The original loan origination fee subject to amortization was $56. Accumulated amortization was $22 and $15 for July 31, 2007 and 2006, respectively. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense of $8, $2, and $2 for the years ended July 31, 2007, 2006, and 2005, respectively, is included in interest expense on the Consolidated Statements of Income, Comprehensive Income and Retained Earnings. The estimated aggregate amortization expense for the ten succeeding fiscal years is $33.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

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

Advertising – The Company expenses advertising costs as incurred. Advertising expense was $73, $47 and $72 for 2007, 2006 and 2005, respectively.

Direct Shipping and Handling Costs – Freight and other direct shipping costs are included in “Cost of sales” on the Consolidated Statements of Income, Comprehensive Income and Retained Earnings. Direct handling costs are reflected in “Operating, general and administrative expenses.” Such costs represent direct compensation costs of employees who store, move and prepare products for shipment to the Company’s customers. Direct handling costs were $4,681, $4,615, and $4,237 for 2007, 2006, and 2005 respectively.

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

Major Customer, Major Suppliers and Credit Concentrations– Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 15% of the Company’s receivables at July 31, 2007 and 2006, respectively. Two vendors comprised 41.5% and 6.7% of all purchases for fiscal year 2007. Two vendors comprised 36.1% and 8.8% of all purchases for fiscal year 2006.

Common Stock – On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment granted the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management and its auditors concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable. All stock is now classified as common stock on the balance sheet for the fiscal year ending July 31, 2006.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Earnings Per Share – SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128 the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. In accordance with SFAS No. 150, the weighted-average number of redeemable common shares outstanding for the period does not include the shares subject to mandatory redemption. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of redeemable common shares outstanding was 0, 0 and 1,254 for 2007, 2006 and 2005, respectively. The weighted average number of common shares outstanding was 2,039, 1,409, and 0 for 2007, 2006 and 2005, respectively.

Comprehensive Income – SFAS No. 130, Reporting Comprehensive Income, requires the reporting of certain items reported as changes in the shareholders’ equity section of the balance sheet and establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. SFAS No. 130 requires that all components of comprehensive income shall be reported in the financial statements in the period in which they are recognized. Furthermore, a total amount for comprehensive income shall be displayed in the financial statements. The primary components of comprehensive income are net income, foreign currency translations, minimum pension liability adjustments, the change in value of certain investments in marketable securities classified as available-for-sale and the mark-to-market on the effective portion of hedge instruments. During fiscal 2007 and as noted below, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. In accordance with the provision of SFAS No. 158, the Company recorded an adjustment to comprehensive income related to minimum pension liability. See Note 10 for additional details.

	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive Loss
July 31, 2005	$-	$-
July 31, 2006	-	-
Recognition of minimum pension liability, net of tax	(388)	(388)
July 31, 2007	(388)	$(388)

Recent Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements and accordingly, this statement does not require any new fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In September 2006, FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

financial reporting by requiring an employer to measure the funded status of a plan as of its year-end statement of financial position, with limited exceptions. This statement is effective for an employer without publicly traded equity securities to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The adoption of this statement resulted in the recognition of $646 of unrecognized actuarial losses and a corresponding increase in the defined benefit pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $258 are shown as an Other Comprehensive Loss on the Statements of Income, Comprehensive Income and Retained Earnings.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes, FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of assessing the potential impact the adoption of FIN 48 will have on our consolidated financial statements, but we believe that FIN 48 will not have a material impact on our consolidated financial statements.

In May 2007, FASB issued FASB Interpretation No. 48-1 (FIN 48-1), Definition of Settlement. FIN 48-1 provides guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FIN 48-1 also offers guidance that a tax position could be effectively settled upon examination by a taxing authority. We are currently in the process of assessing the potential impact the adoption of FIN 48-1 will have on our consolidated financial statements, but we believe that FIN 48-1 will not have a material impact on our consolidated financial statements.

Reclassifications – Certain prior year amounts have been reclassified to conform to the July 31, 2007 presentation. Such reclassifications had no impact on results of operation or shareholders’ equity.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 3 – REBATES:

At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable as follows:

	2007	2006
Accounts receivable, net of allowance	$31,630	$27,181
Less - rebates	3,000	5,658
Accounts receivable, net	$28,630	$21,523

Net sales and other revenue reported on the Consolidated Statements of Income, Comprehensive Income and Retained Earnings were reduced by rebates as follows:

	2007	2006	2005
Gross sales and other revenues	$345,699	$374,584	$392,472
Less - rebates	3,000	5,658	5,223
Net sales and other revenue	$342,699	$368,926	$387,249

NOTE 4 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consist of the following:

	2007	2006
Land	$1,762	$1,762
Buildings	5,114	5,088
Leasehold improvements	636	595
Equipment	9,624	8,824
	17,136	16,269
Less – accumulated depreciation	7,100	6,229
	10,036	10,040
Construction in progress	136	84
Net property, plant, and equipment	$10,172	$10,124

NOTE 5 – INVESTMENT IN UNCONSOLIDATED AFFILIATES:

The Company purchased a 20% interest in SERVCO in June 2000 for $1,500. American Animal Hospital Association (AAHA) owns the remaining 80%. The Company determined that it has significant influence over SERVCO and accordingly should account for its 20% ownership interest using the “equity method” of accounting for investments. The excess of purchase price over underlying equity (which represents goodwill) is being tested for impairment in accordance with applicable accounting standards. The amount of unamortized goodwill tested for impairment was $1,350 at July 31, 2007 and 2006. No current impairment exists and none has been recognized. The Company holds a 5% interest in Agri-Laboratories, Ltd., which is carried at cost. The Company holds less than 5% interest in Vet Insite, which is carried at cost. The amounts presented on the balance sheet consisted of:

	2007	2006
Investment in SERVCO (equity method)	$1,918	$1,802
Investment in Agri-Laboratories, Ltd. (cost method)	144	144
Vet Insite (cost method)	30	-
	$2,092	$1,946

Included in the Company’s consolidated retained earnings are $568 undistributed earnings of SERVCO.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 6 – SHARES SUBJECT TO MANDATORY REDEMPTION, REDEEMABLE COMMON STOCK AND COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,068 at July 31, 2007 and 2,042 at July 31, 2006. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.

On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment granted the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management and its auditors concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable. All stock is now classified as common stock on the balance sheet effective the fiscal year ending July 31, 2006.

An analysis of redeemable common stock, shares subject to mandatory redemption and common stock for the three years ended July 31 is as follows:

	Redeemable Common Stock	Shares Subject to Mandatory Redemption	Common Stock	Total
Number of shares issued and outstanding July 31, 2004	1,236	716	-	1,952
Issuance of redeemable common stock	67	39	-	106
Redemption of redeemable common stock	(15)	(24)	-	(39)
Number of shares issued and outstanding July, 31, 2005	1,288	731	-	2,019
Issuance of common stock	-	-	58	58
Redemption of common stock	-	-	(35)	(35)
Amended and Restated Bylaws May 26, 2006	(1,288)	(731)	2,019	-
Number of shares issued and outstanding July 31, 2006	-	-	2,042	2,042
Issuance of common stock	-	-	56	56
Redemption of common stock	-	-	(30)	(30)
Number of shares issued and outstanding July 31, 2007	-	-	2,068	2,068

Carrying amount/redemption amount – July 31, 2004	$3,636	$2,110	$-	$5,746
Issuance of redeemable common stock	201	117	-	318
Redemption of redeemable common stock	(45)	(72)	-	(117)
Net change in accounts receivable, stock	5	15	-	20
Carrying amount/redemption amount – July 31, 2005	3,797	2,170	-	5,967
Issuance of common stock	-	-	181	181
Redemption of common stock	-	-	(108)	(108)
Amended and Restated Bylaws May 26, 2006	(3,797)	(2,170)	5,967	-
Net change in accounts receivable, stock	-	-	1	1
Carrying amount/redemption amount – July 31, 2006	-	-	6,041	6,041
Issuance of common stock	-	-	168	168
Redemption of common stock	-	-	(90)	(90)
Net change in accounts receivable, stock	-	-	(5)	(5)
Carrying amount/redemption amount – July 31, 2007	$-	$-	$6,114	$6,114

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 6 – SHARES SUBJECT TO MANDATORY REDEMPTION, REDEEMABLE COMMON STOCK AND COMMON STOCK (continued):

There were 0, 0, and 10 redeemable common shares subscribed but unissued as of July 31, 2007, 2006, and 2005, respectively. The amounts receivable on these shares reduced Redeemable Common Stock by $0, $0, and $16 at July 31, 2007, 2006, and 2005, respectively. Accounts receivable arising from Redeemable Common Stock sales is presented as a deduction from Redeemable Common Stock to the extent such receivables were not paid in cash prior to the date of the report. Accounts receivable arising from Redeemable Common Stock sales excludes Shares Subject to Mandatory Redemption. No finance charges have been generated on any existing payment plan for any share of Redeemable Common Stock.

There were 0, 0, and 3 Shares Subject to Mandatory Redemption subscribed but unissued as of July 31, 2007, 2006, and 2005, respectively. The amounts receivable on these shares reduced Shares Subject to Mandatory Redemption by $0, $0, and $6 at July 31, 2007, 2006, and 2005, respectively. Accounts receivable arising from Shares Subject to Mandatory Redemption sales are presented as a deduction from Shares Subject to Mandatory Redemption to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any Share Subject to Mandatory Redemption.

There were 13, 10, and 0 Common Shares subscribed but unissued as of July 31, 2007, 2006, and 2005, respectively. The amounts receivable on these shares reduced paid-in capital by $25, $20, and $0 at July 31, 2007, 2006, and 2005, respectively. Accounts receivable arising from common stock are presented as a deduction from paid-in capital to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any common share.

NOTE 7 – INCOME TAXES:

Significant components of income tax expense are as follows:

	2007	2006	2005
Current
Federal	$1,561	$828	$1,486
State	229	97	186
	1,790	925	1,672

Deferred
Federal	(268)	487	(170)
State	(47)	86	(10)
	(315)	573	(180)
Total	$1,475	$1,498	$1,492

A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 34% of income before income taxes to the actual provision for income taxes is as follows:

	2007	2006	2005
Expected tax at U.S. statutory rate	$1,340	$1,323	$1,370
State taxes, net of federal effect	96	150	95
Other, net	39	25	27
	$1,475	$1,498	$1,492

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 7 – INCOME TAXES (continued):

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At July 31, the deferred tax asset and liability consisted of the following:

	2007	2006
Current deferred tax asset (liability):
Uniform capitalization	$396	$262
Allowance for doubtful accounts	206	228
Inventory valuation	51	25
Deferred compensation	-	656
	$653	$1,171
Noncurrent deferred tax asset (liability):
Excess of tax over book depreciation	$(892)	$(1,028)
Amortization	30	43
Deferred compensation	1,051	-
Profit in SERVCO	(167)	(84)
	$22	$(1,069)

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

NOTE 8 – LONG-TERM DEBT:

At July 31, long-term debt is summarized as follows:

	2007	2006
Note payable, maturing in 2008, secured by certain assets, 5.77% interest	-	1,694
Note payable, maturing in 2009, secured by certain assets, 7.42% interest	-	3,293
Capital lease obligation, expiring in 2008, secured by Computer equipment, 6.19% interest	56	126
Note payable, maturing in 2016, secured by certain assets, 7.35% interest	4,477	-
	4,533	5,113
Less – current portion	400	1,061
	$4,133	$4,052

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 8 – LONG-TERM DEBT (continued):

The aggregate schedule of maturities of long-term debt and capital lease obligations subsequent to July 31, 2007 are as follows:

2008	$400
2009	372
2010	400
2011	431
2012	463
Thereafter	2,467
$4,533

In November 2006, the Company refinanced the term notes held by U.S. Bank with a term note held by First National Bank (FNB). See Note 11 for additional details of this agreement. The FNB term note is amortized over a ten year period with a final maturity date of December 2016. The interest rate is fixed at 7.35% and the terms include monthly installments of $55 beginning January 2007. As of July 31, 2007, the Company had $4,477 outstanding on the term note.

At July 31, 2006, the Company had in place a revolving line of credit that provides for borrowings up to $40,000 with U.S. Bank. In November 2006, the revolving line of credit was refinanced with FNB. See Note 11 for additional details of this agreement. The new revolving line of credit at FNB provides for borrowing up to $40,000 and is scheduled to expire in December 2009. The short-term borrowing amounts outstanding under these credit facilities were $11,946 and $6,103 at July 31, 2007 and 2006, respectively. Under the current credit agreement, interest is payable at 1.25% or 1.50% over the London InterBank Offered Rate (LIBOR), depending on the Company’s cash flow leverage ratios. The weighted average interest rates of borrowing outstanding under the revolving credit agreements were 6.75%, 6.45%, and 4.73% for the years ended July 31, 2007, 2006 and 2005, respectively. The average dollar amounts of the borrowing were $21,373 and $20,113 for the years ended July 31, 2007 and 2006, respectively. The line of credit is secured by substantially all of the Company’s assets.

These debt and credit agreements contain certain covenants related to financial ratios as well as restricting the Company from paying dividends. The Company was in compliance with all covenants under the borrowing agreements at July 31, 2007 and 2006.

NOTE 9 – RELATED PARTY TRANSACTIONS:

In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

	2007	2006
Affiliate (SERVCO)	$3,315	$3,325
Board of Directors	557	148
Officer and employees	4	8
	$3,876	$3,481

Net sales on the Consolidated Statements of Income, Comprehensive Income and Retained Earnings include sales to related parties as follows:

	2007	2006	2005
Affiliate (SERVCO)	$39,062	$38,995	$37,771
Board of Directors	4,457	2,330	2,340
Officer and employees	64	75	82
	$43,583	$41,400	$40,193

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued):

Accounts payable, related parties on the balance sheet include amounts payable on demand as of July 31 from the following:

	2007	2006
Affiliate (SERVCO)	$493	$409
Agri-Laboratories	1,066	435
	$1,559	$844

Purchases from Agri-Laboratories were $13,728, $11,987 and $11,855 for 2007, 2006 and 2005, respectively.

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN:

The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company’s policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $349, $466 and $528 for 2007, 2006 and 2005, respectively.

The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company’s policy to match a maximum allowable 100% employee contribution with a 3% contribution. The total provision to the plan was $306, $288 and $240 for 2007, 2006 and 2005, respectively.

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and in accordance therewith reflected the underfunded status of the plan in its balance sheet at such date. Prospectively, the Company will adjust the liability to reflect the current funded status of the plan. Any gains or losses that arise during the period but are not recognized as components of net periodic benefit cost will be recognized as a component of other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $646 of unrecognized actuarial losses which arose during the period ended July 31, 2007and a corresponding increase in the defined benefit pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $258 were debited to other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the period ended July 31, 2007.

For the year ended July 31, 2007 and 2006, benefits accrued and expensed were $343 and $472, respectively. The vested benefit obligation and accumulated benefit obligation were $1,942 and $2,128, respectively, at July 31, 2007 and $1,558 and $1,893, respectively, at July 31, 2006. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,772 and $1,369 at July 31, 2007 and 2006, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

The following set forth the change in benefit obligations, change in plan assets, funded status and amounts recognized in the balance sheet as of July 31 for the Company’s SERP:

	2007	2006
Change in Benefit Obligation:
Projected benefit obligation – July 31	$2,390	$2,754
Service cost	144	190
Interest cost	149	156
Actuarial (gain)/loss	(28)	363
Plan Amendments	(27)	(1,073)
Projected benefit obligation – July 31	$2,628	$2,390

Fair Value of Plan Assets – July 31	$-	$-

Funded Status:
Funded status	$(2,628)	$(2,390)
Unrecognized actuarial loss	-	377
Unrecognized prior service cost	-	374
Net amount recognized	$(2,628)	$(1,639)

Balance Sheet Amounts:
Accrued retirement benefits	$(2,628)	$(1,893)
Intangible retirement asset	-	254
Net amount recognized	$(2,628)	$(1,639)

During the year ended July 31, 2007, the following were recognized as components of other comprehensive income:

For the Year Ended July 31, 2007
Amounts arising during period:
Unrecognized actuarial losses	$(646)
Deferred taxes	258
Recognized in other comprehensive income (loss), net of tax	$(388)

Assets and (liabilities) recognized in the balance sheet at July 31, 2007 and the incremental effect of applying SFAS No. 158 are as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
(Liability) for pension benefits	$(1,982)	$(646)	$(2,628)
Deferred income tax asset (liability)	(236)	258	22
Accumulated other comprehensive loss, net of tax	-	(388)	(388)
Total stockholders' equity	22,621	(388)	22,233
Accumulated other comprehensive loss, net of tax	-	(388)	(388)
Total stockholders' equity	22,621	(388)	22,233

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 10 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

Net periodic benefit costs for the Company’s SERP for the year ended July 31 included the following components:

	2007	2006
Service cost	$144	$190
Interest cost	149	155
Amortization of prior losses	12	89
Amortization of unrecognized prior service costs	38	38
Net periodic cost	$343	$472

The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations were 6.25% and 4.00%, respectively, at July 31, 2007 and 6.25% and 4.00%, respectively, at July 31, 2006.

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES:

Operating and Capital Leases – The Company has operating and capital leases covering certain property, equipment, and computer hardware and software expiring at various dates through 2012. Capitalized lease property consists of computer equipment having a net carrying cost of $146 at July 31, 2007. Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 2007 are as follows:

	Operating	Capital
2008	$789	$57
2009	651	-
2010	558	-
2011	42	-
2012	3	-
Total minimum payments	$2,043	57
Less – interest on capital leases		1
Present value of net minimum lease payments (incl. in Note 8)		$56

Lease expense was $1,065, $1,078 and $1,030 for the years ended July 31, 2007, 2006 and 2005, respectively.

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. See Note 6 for additional information.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

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

Agreements – On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC (IVG). Pursuant to the lease agreement, the Company leased certain premises located in Lexington, Kentucky for a term commencing November 1, 2005 and ending July 31, 2007. The Company used the premises for storing and warehousing animal health products.

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

Payments with respect to the term note shall be as follows: (i) interest only in advance at the rate of $1 per day shall be due and payable for the period beginning November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable.

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

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

On January 3, 2007, the Company entered into Amendment No. 3 to lease agreement with Kinsley Equities II Limited Partnership. The agreement extended the lease term from July 31, 2007 to July 31, 2010. The minimum lease payments are $544, $425, $438, and $438 for the fiscal years ended July 31, 2007, 2008, 2009, and 2010, respectively.

On May 18, 2007, the Company’s Audit Committee recommended to the Board of Directors the dismissal of Quick & McFarlin upon its completion of the audit and the filing of the Form 10-K for the fiscal year ending July 31, 2007 and the retention of BKD, LLP (“BKD”) as the Company’s independent accountant for the fiscal year ending July 31, 2008. The Board of Directors approved the Audit Committee’s recommendations, subject to acceptance by BKD of the engagement. Quick & McFarlin audited the Company’s financial statements for each of the five fiscal years in the period ended July 31, 2006. On July 27, 2007, BKD and the Company executed the engagement letter to formally retain BKD as the Company’s independent accountant to audit its financial statements for the year ending July 31, 2008.

Subsequent Events – See Note 14 for a discussion of Subsequent Events.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 12 – SEGMENT INFORMATION (continued):

The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
For the year ended
July 31, 2007
Net sales and other revenue	$338,535	$306	$57,085	$(53,227)	$342,699
Cost of sales	303,949	258	50,001	(53,086)	301,122
Operating, general and
administrative expenses	29,106	-	6,971	-	36,077
Operating income	5,480	48	113	(141)	5,500
Income before taxes	$3,860	$48	$92	$(141)	$3,859
Business segment assets	$87,297	$394	$13,075	$(12,522)	$88,244
For the year ended
July 31, 2006
Net sales and other revenue	$367,288	$426	$50,412	$(49,200)	$368,926
Cost of sales	333,513	380	43,387	(48,319)	328,961
Operating, general and
administrative expenses	26,768	-	6,108	-	32,876
Operating income	5,008	46	917	(882)	5,089
Income before taxes	$3,890	$46	$836	$(882)	$3,890
Business segment assets	$75,649	$346	$10,832	$(10,428)	$76,399
For the year ended
July 31, 2005
Net sales and other revenue	$386,073	$1,930	$42,926	$(43,680)	$387,249
Cost of sales	352,980	1,877	37,432	(42,914)	349,375
Operating, general and
administrative expenses	28,420	1	4,843	-	33,264
Operating income	4,673	52	651	(766)	4,610
Income before taxes	$4,028	$52	$714	$(766)	$4,028
Business segment assets	$84,574	$300	$10,131	$(9,739)	$85,266

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 13 – SELECTED QUARTERLY FINANCIAL DATA:

The following presents certain unaudited quarterly financial data and certain audited year-end financial data:

Quarters ended					Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2004	2005	2005	2005	2005
Revenues	$98,972	$90,718	$102,689	$94,870	$387,249
Gross profit	8,966	10,929	10,618	7,361	37,874
Operating income	939	2,465	1,847	(641)	4,610
Net income	498	1,452	1,017	(431)	2,536
Net income per
redeemable common
share	$403.45	$1,169.93	$807.97	$(337.02)	$2,022.61
Redeemable common
shares outstanding	1,234	1,241	1,260	1,279	1,254

Quarters ended					Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2005	2006	2006	2006	2006
Revenues	$98,611	$103,808	$85,487	$81,020	$368,926
Gross profit	9,768	11,978	9,795	8,424	39,965
Operating income	1,329	2,485	1,305	(30)	5,089
Net income	655	1,391	558	(212)	2,392
Net income per
redeemable common
share	$509.21	$1,084.48	$434.70	$-	$-
Net income per
common share	$-	$-	$-	$(119.07)	$1,697.62
Redeemable common
shares outstanding	1,287	1,282	1,285	-	-
Common shares
outstanding	-	-	-	1,783	1,409

Quarters ended					Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2006	2007	2007	2007	2007
Revenues	$89,816	$87,478	$78,520	$86,885	$342,699
Gross profit	10,048	10,797	9,362	11,370	41,577
Operating income	992	1,300	684	2,524	5,500
Net income	419	468	85	1,412	2,384
Net income per
common share	$205.18	$229.79	$41.78	$689.59	$1,169.27
Common shares
outstanding	2,043	2,036	2,030	2,048	2,039

NOTE 14 – SUBSEQUENT EVENTS:

On August 9, 2007, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement to logistics and other operational services. The Company and SERVCO agreed to extend the agreement to June 30, 2008 pending final changes.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2007, 2006 and 2005

(in thousands, except per share data)

NOTE 14 – SUBSEQUENT EVENTS (continued):

On September 17, 2007, the Company entered into Amendment No. 1 to the Loan Agreement dated November 14, 2006 with First National Bank of Omaha, a national banking association. Hill’s Pet Nutrition Sales, Inc. (Hill’s) requested that the limitation on purchase money security interest liens under the Loan Agreement be amended to grant to Hill’s a purchase money security interest in all products that the Company acquires from Hill’s including but not limited to Hill’s Prescription Diet and Hill’s Science Diet, together with all proceeds from the sale of such branded products.

(b)	Exhibits

Regulation S-K Exhibit Number	Document
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products (6)
3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (7)
3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (9)
4.1	Certificate of Professional Veterinary Products, Ltd. (1)
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (6)
4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (7)
4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (9)
10.1	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Bayer Corporation (1)*
10.2	Sales Agent Agreement between Professional Veterinary Products, Ltd. and Merial LLC (1)*
10.3	Select Distributors Marketing Agreement between Professional Veterinary Products, Ltd. and the Animal Health Group of Pfizer, Inc. (1)*
10.4	Supply and Distribution Agreement between Professional Veterinary Products, Ltd. and Schering-Plough Animal Health Corporation (1)*
10.5	Distribution Agreement between Professional Veterinary Products, Ltd. and Fort Dodge Animal Health (1)
10.6	Purchase and Sale Agreement between Professional Veterinary Products, Ltd., AAHA Services Corporation and American Animal Hospital Association (2)
10.7	Lease of building located in York, Pennsylvania between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (3)
10.8	Term Promissory Note dated May 12, 2003 between Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A. (4)
10.9	Security Agreement (PA Equipment) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (4)
10.10	Security Agreement (Blanket) dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank N.A. (4)
10.11	Assignment of Leases and Rents dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (4)
10.12	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated May 12, 2003 between Professional Veterinary Products, Ltd. and U.S. Bank, N.A. (4)
10.13	Supplemental Executive Retirement Plan (4)
10.14	Revolving Promissory Note dated December 28, 2004 among Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A. (6)
10.15	Second Amendment to the Amended and Restated Loan Agreement dated December 28, 2004, among Professional Veterinary Products, Ltd., ProConn, LLC, Exact Logistics, LLC and U.S. Bank, N.A. (6)
10.16	Lease dated October 1, 2005 among Professional Veterinary Products, Ltd. and Steve Lewis and Mike Mimms (8)
10.17	Lease Agreement dated November 8, 2005 between Professional Veterinary Products, Ltd. and Independent Veterinary Group, LLC (8)
10.18	Supplemental Executive Retirement Plan (effective January 1, 2006) (10)
10.19	Commercial Lease Extension and Addendum between Professional Veterinary Products, Ltd, and The Independent Veterinary Group LLC and ACH BRO LLC (11)
10.20	Separation Agreement with Cheryl Miller (12)
10.21	Loan Agreement with First National Bank of Omaha dated November 14, 2006 (13)
10.22	Revolving Note dated November 14, 2006, to First National Bank of Omaha (13)
10.23	Term Note dated November 14, 2006, to First National Bank of Omaha (13)
10.24	Form of Security Agreement dated November 14, 2006, with First National Bank of Omaha (13)
10.25	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated November 14, 2006, in favor of First National Bank of Omaha (13)

II-1

10.26	Assignment of Rents and Leases dated November 14, 2006, in favor of First National Bank of Omaha (13)
10.27	Amendment No. 1 to Lease Agreement between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (14)
10.28	Amendment No. 2 to Lease Agreement between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (14)
10.29	Amendment No. 3 to Lease Agreement between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (14)
11	Statement re Computation of Per Share Earnings (#)
12	Computation of Ratio of Earnings to Fixed Charges (#)
21	List of Subsidiaries (5)
23	Consent of Quick & McFarlin, P.C. (#)
24.1	Power of Attorney executed by Buddy D. Ray (#)
24.2	Power of Attorney executed by Thomas E. Wakefield (#)
24.3	Power of Attorney executed by Scott A. Shuey (#)
24.4	Power of Attorney executed by G. W. Buckaloo, Jr. (#)
24.5	Power of Attorney executed by Tom Latta (#)
24.6	Power of Attorney executed by William Swartz (#)
24.7	Power of Attorney executed by A. Donald Janezic, Jr. (#)
31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)
31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)
99	Schedule of Allowances (#)

The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.
(2)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.
(3)	Form 10-K for the fiscal year ended July 31, 2002 filed on October 29, 2002.
(4)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-72962 filed on August 29, 2003.
(5)	Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001.
(6)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.
(7)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.
(8)	Post-Effective Amendment No. 2 to the Form S-1 Registration Statement No. 333-120426 filed on December 13, 2005.
(9)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.
(10)	Form 8-K Current Report dated October 19, 2006 and filed October 25, 2006.
(11)	Form 8-K Current Report dated August 2, 2006 and filed October 25, 2006.
(12)	Form S-1 Registration Statement filed on November 28, 2006.
(13)	Form 8-K Current Report dated November 14, 2006 and filed November 20, 2006.
(14)	Form 8-K Current Report dated January 3, 2007 and filed January 9, 2007.

The following footnotes are references to the following:

(#)	Filed herewith.
(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

II-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2007

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Dr. Lionel L. Reilly	President & CEO	October 25, 2007
Dr. Lionel L. Reilly	(principal executive officer)

/s/ Neal B. Soderquist	Chief Financial Officer	October 25, 2007
Neal B. Soderquist	and Vice President
(principal financial officer)

/s/ Buddy D. Ray*	Director	October 25, 2007
Dr. Buddy Ray

/s/ G.W. Buckaloo, Jr.*	Director	October 25, 2007
Dr. G. W. Buckaloo, Jr.

/s/ Tom Latta*	Director	October 25, 2007
Dr. Tom Latta

/s/ Tom Wakefield*	Director	October 25, 2007
Dr. Tom Wakefield

/s/ Scott A. Shuey*	Director	October 25, 2007
Scott A. Shuey

/s/ William Swartz*	Director	October 25, 2007
Dr. William Swartz

/s/ Donald Janezic, Jr.*	Director	October 25, 2007
A. Donald Janezic, Jr.

By:	/s/ Neal B. Soderquist
Neal B. Soderquist
As: Attorney-in-fact

II-3