Form 10-Q
period 2007-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2007-12-12
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 30, 2007).

Common Stock, $1.00 par value, 2,052

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED OCTOBER 31, 2007

ITEM 1:	FINANCIAL STATEMENTS

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Consolidated Balance Sheets

As of October 31, 2007 (unaudited) and July 31, 2007

(in thousands, except share data)

	October 31,	July 31,
	2007	2007
ASSETS
CURRENT ASSETS
Cash	$3,034	$1,111
Accounts Receivable, less allowance for doubtful
accounts $561 and $515, respectively	33,390	24,754
Accounts receivable, related parties	3,958	3,876
Inventory, less allowance for obsolete inventory $173 and
$127, respectively	44,518	43,084
Deferred tax asset	690	653
Other current assets	690	555
Total current assets	86,280	74,033
NET PROPERTY AND EQUIPMENT	10,425	10,172
OTHER ASSETS
Intangible assets, less accumulated
amortization, $5 and $24, respectively	36	37
Investment in unconsolidated affiliates	2,065	2,092
Cash value of life insurance	2,106	1,886
Deferred tax asset	95	22
Other assets	1	2
Total other assets	4,303	4,039
TOTAL ASSETS	$101,008	$88,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$14,397	$11,946
Current portion of long-term debt and capital lease obligation	388	400
Accounts payable	50,947	40,549
Accounts payable, related parties	1,717	1,559
Other current liabilities	4,621	4,796
Total current liabilities	72,070	59,250
LONG-TERM LIABILITIES
Long-term debt and capital lease obligation,
less current portion	4,044	4,133
Accrued retirement benefits	2,704	2,628
Total long-term liabilities	6,748	6,761
TOTAL LIABILITIES	78,818	66,011

COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 9

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued
and outstanding, 2,055 shares and 2,068, respectively	2	2
Paid-in capital	6,096	6,112
Retained earnings	16,473	16,507
Accumulated other comprehensive loss	(381)	(388)
Total stockholders’ equity	22,190	22,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,008	$88,244

See notes to the consolidated financial statements.

ITEM 1:	FINANCIAL STATEMENTS

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Consolidated Balance Sheets

As of October 31, 2007 (unaudited) and July 31, 2007

(in thousands, except share data)

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Month Periods Ended October 31, 2007 and 2006

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	October 31,	October 31,
	2007	2006

NET SALES AND OTHER REVEUNE	$89,601	$89,816

COST OF SALES	80,037	79,768

Gross profit	9,564	10,048

OPERATING, GENERAL AND ADMINISTRATIVE
EXPENSES	9,330	9,056

Operating income	234	992

OTHER INCOME (EXPENSE)
Interest income	69	64
Interest expense	(395)	(386)
Equity in earnings of unconsolidated affiliate	(36)	-
Other expense – net	(362)	(322)

Income (loss) before taxes	(128)	670

Income tax expense	(94)	251

NET INCOME (LOSS)	$(34)	$419

EARNINGS PER COMMON SHARE	$(16.52)	$205.18

Weighted average common shares outstanding	2,058	2,043

COMPREHENSIVE INCOME
Net Income (Loss)	$(34)	$419
Other comprehensive income:
Adjustment for net periodic pension benefit cost, net of tax	6	-
Total comprehensive income (loss)	$(28)	$419

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$10,290	$10,328

Purchases – related parties	$3,343	$3,541

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Consolidated Statements of Cash Flows

Three Month Periods Ended October 31, 2007 and 2006

(unaudited)

(in thousands, except per share data)

	October 31,	October 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(34)	$419
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Depreciation and amortization	400	346
Retirement benefits	82	86
Cash value of life insurance	(220)	(275)
Deferred income tax	(110)	(141)
Allowance for doubtful accounts	46	(34)
Allowance for obsolete inventory	46	4
Loss from affiliates	36	-
(Increase) decrease in:
Receivables	(8,764)	(8,982)
Inventory	(1,480)	(6,593)
Other current assets	(135)	334
Other assets	1	(1)
Increase (decrease) in:
Accounts payable	10,555	11,448
Other current liabilities	(173)	299
Total adjustments	284	(3,509)

Net cash provided by (consumed by) operating activities	250	(3,090)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(652)	(117)
Purchase of investments	(9)	-
Net cash consumed by investing activities	(661)	(117)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	2,450	2,277
Payments of long-term debt and capital lease obligation	(100)	(258)
Net (payments) proceeds from issuance of common stock	(16)	21
Net cash provided by financing activities	2,334	2,040

Net increase (decrease) in cash	1,923	(1,167)
Cash at beginning of year	1,111	2,521
Cash at end of period	$3,034	$1,354
Supplemental disclosure of cash flow information:
Interest paid	$440	$319
Income taxes paid	$469	$24

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2007 (unaudited)

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

These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 2 to the Consolidated Financial Statements included on Form 10-K referred to above.

The results of operations and cash flows for the three months ended October 31, 2007 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2008 or any other period.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS:

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, as of August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The adoption of FIN 48 had no effect on the Company’s financial position, cash flows or results of operations. See Note 7 Income Taxes for additional details.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2007 (unaudited)

(in thousands, except per share data)

NOTE 3 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consists of the following:

	October 31,	July 31,
	2007	2007
Land	$1,762	$1,762
Buildings	5,114	5,114
Leasehold improvements	636	636
Equipment	9,936	9,624
	17,448	17,136
Less – Accumulated depreciation	7,499	7,100
	9,949	10,036
Construction in progress	476	136
Net property, plant, and equipment	$10,425	$10,172

NOTE 4 – LINE OF CREDIT:

The Company has in place a revolving line of credit that provides for borrowings up to $40,000 with First National Bank (FNB) and is scheduled to expire in December 2009. The short-term borrowing amounts outstanding under this credit facility were $14,397 and $11,946 at October 31, 2007 and July 31, 2007, respectively. Under the current credit agreement, interest is payable at 1.25% or 1.50% over the London InterBank Offered Rate (LIBOR), depending on the Company’s leverage ratio. The weighted average interest rates of borrowing outstanding under the revolving credit agreements were 6.79% and 6.75% at October 31, 2007 and July 31, 2007, respectively. The average dollar amounts of the borrowing were $18,011 and $21,373 at October 31, 2007 and July 31, 2007, respectively. The line of credit is secured by substantially all of the Company’s assets.

The debt and credit agreements contain certain covenants related to financial ratios as well as restricting the Company from paying dividends. The Company was in compliance with all covenants under the borrowing agreements at October 31, 2007 and July 31, 2007.

NOTE 5 – EARNINGS PER SHARE:

SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 2,058 and 2,043 at October 31, 2007 and 2006, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2007 (unaudited)

(in thousands, except per share data)

NOTE 6 – COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,055 at October 31, 2007 and 2,068 at July 31, 2007. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.

There were 1 and 13 Common Shares subscribed but unissued as of October 31, 2007 and July 31, 2007, respectively. The amounts receivable on these shares reduced paid-in capital by $2 and $25 at October 31, 2007 and July 31, 2007, respectively. Accounts receivable arising from common stock are presented as a deduction from paid-in capital to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any common share.

NOTE 7 – INCOME TAXES:

On August 1, 2007, the Company adopted FIN 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. The adoption did not effect the Company’s financial position, cash flows or results of operations. The Company believes that its current tax positions have a greater than 50% likelihood of being sustained upon examination by the taxing authorities.

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of a resolution of any particular uncertain tax position, we believe that our accrual for income taxes reflects the most probable outcome. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years prior to July 31, 2005. The Company was examined by the IRS for fiscal year July 31, 2004, which resulted in no change to the federal tax return. The IRS requested an examination for fiscal year July 31, 2005, however, upon consideration of the facts in the prior examination, the examination was cancelled.

The Company’s policy is to classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, or penalty relating to tax uncertainties recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended October 31, 2007. There were no accrued interest and penalties related to income tax uncertainties reported on the Consolidated Balance Sheet at October 31, 2007.

NOTE 8 – POST RETIREMENT BENEFITS:

For the three months ended October 31, 2007 and 2006, benefits accrued and expensed were $86 and $86, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,992 and $1,772 at October 31, 2007 and July 31, 2007, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2007 (unaudited)

(in thousands, except per share data)

NOTE 8 – POST RETIREMENT BENEFITS (continued):

Net periodic benefit costs for the Company’s SERP for the three months ended October 31, 2007 and October 31, 2006 include the following components:

October 31,
	2007	2006
Service cost	$34	$36
Interest cost	41	37
Amortization of prior losses	2	3
Amortization of unrecognized prior service cost	9	10

Net periodic benefit cost	$86	$86

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES:

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but is not obligated to, repurchase such shares. See Note 6 for additional information.

Major Customer, Major Suppliers and Credit Concentrations – Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 8.7% and 15.0% of the Company’s receivables at October 31, 2007 and July 31, 2007, respectively. Two vendors comprised 43.6% and 6.9% of all purchases at October 31, 2007. Two vendors comprised 41.5% and 6.7% of all purchases at July 31, 2007.

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

Agreements –On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC (IVG). Pursuant to the lease agreement, the Company leased certain premises located in Lexington, Kentucky for a term commencing November 1, 2005 and ending July 31, 2007. The Company used the premises for storing and warehousing animal health products.

The Company executed a loan agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha, a national banking association. The obligations of the Company and its subsidiaries under the loan agreement and loan documents commenced November 16, 2006, and are joint and several.

Pursuant to the terms of the loan documents, FNB may loan the Company and its subsidiaries up to $44,666, which includes a $40,000 revolving loan facility and a $4,666 term loan facility. The proceeds of such loan facilities were used to repay existing indebtedness of the Company and provide working capital support. The loan proceeds from the term note were wired to U.S. Bank, N.A., the Company’s prior lender, on November 16, 2006, to repay the Company’s obligations under the U.S. Bank loan agreement.

The loan agreement imposes certain financial covenants, and the Company shall not, without the consent of FNB, permit its minimum tangible net worth to be less than $17,000 or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default include, among other things, the Company’s failure (i) to pay amounts due when due and (ii) to perform any material condition or to comply with any material promise or covenant of the loan agreement or any of the loan documents. The revolving note and term

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2007 (unaudited)

(in thousands, except per share data)

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

note are secured by substantially all of the assets of the Company, including the Company’s headquarters in Omaha. The Company is also currently restricted from paying dividends by these credit facilities.

The term note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the term note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. This term note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Payments with respect to the term note shall be as follows: (i) interest only in advance at the rate of $1 per day shall be due and payable for the period beginning November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable.

FNB shall provide advances to the Company from the revolving note in the maximum aggregate amount of $40,000, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to LIBOR as determined by FNB plus 1.25% percent based on the Company’s leverage ratio. Upon an event of default, the revolving note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum.

On January 3, 2007, the Company entered into Amendment No. 3 to lease agreement with Kinsley Equities II Limited Partnership relating to its York, Pennsylvania property. The agreement extended the lease term from July 31, 2007 to July 31, 2010.

On May 18, 2007, the Company’s Audit Committee recommended to the Board of Directors the dismissal of Quick & McFarlin upon its completion of the audit and the filing of the Form 10-K for the fiscal year ending July 31, 2007 and the retention of BKD, LLP (BKD) as the Company’s independent accountant for the fiscal year ending July 31, 2008. The Board of Directors approved the Audit Committee’s recommendations, subject to acceptance by BKD of the engagement. Quick & McFarlin audited the Company’s financial statements for each of the six fiscal years in the period ended July 31, 2007. On July 27, 2007, BKD and the Company executed the engagement letter to formally retain BKD as the Company’s independent accountant to audit its financial statements for the year ending July 31, 2008.

On August 9, 2007, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement to logistics and other operational services. The Company and SERVCO agreed to extend the agreement through June 30, 2008 pending final changes.

On September 17, 2007, the Company entered into Amendment No. 1 to the Loan Agreement dated November 14, 2006 with FNB. Hill’s Pet Nutrition Sales, Inc. (Hill’s) requested that the limitation on purchase money security interest liens under the Loan Agreement be amended to grant Hill’s a purchase money security interest in all products that the Company acquires from Hill’s including but not limited to Hill’s Prescription Diet and Hill’s Science Diet, together with all proceeds from the sale of such branded products.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2007 (unaudited)

(in thousands, except per share data)

NOTE 10 – SEGMENT INFORMATION:

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended July 31, 2007, filed with the SEC. The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Since the Company’s reportable segments all provide essentially the same products and services, the Company believes it would be impracticable to report the revenue from external customers for each product and service or each group of similar products and services in accordance with paragraph 37 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended October 31, 2007
Net sales and other revenue	$89,975	$386	$16,817	$(17,577)	$89,601
Cost of sales	82,249	401	14,732	(17,345)	80,037
Operating, general and
administrative expenses	7,501	-	1,829	-	9,330
Operating income	225	(15)	256	(232)	234
Income before taxes	$(128)	$(15)	$247	$(232)	$(128)
Business segment assets	$99,850	$404	$12,661	$(11,907)	$101,008

Three months ended October 31, 2006
Net sales and other revenue	$89,595	$76	$15,396	$(15,251)	$89,816
Cost of sales	81,269	62	13,506	(15,069)	79,768
Operating, general and
administrative expenses	7,340	-	1,716	-	9,056
Operating income	986	14	174	(182)	992
Income before taxes	$670	$14	$168	$(182)	$670
Business segment assets	$89,603	$360	$15,202	$(14,580)	$90,585

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 16% of our sales and other revenue from our direct customer services segment for the three month period ending October 31, 2007.

During the quarter ended October 31, 2007, the Company’s net sales and other revenues decreased by $.2 million and gross profit decreased $484 thousand or 4.82% compared to the prior period. The gross profit decrease was primarily due to the decrease in margin of $1.0 million. This decrease was offset primarily due to a decrease in the shareholder rebate of $.7 million. Such rebates are calculated according to current practices of management, based on the margin from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to each shareholder based on the aggregate margin from all shareholders during the period. Rebates are netted against sales and accounts receivable. For the quarter, net income decreased by $453 thousand to $(34) thousand compared to $419 thousand in the prior comparative period. The net income decrease was primarily due to a decrease gross profit of $.5 million and an increase in operations and maintenance expense of $.3 million. Partially offsetting this decrease was a decrease in income tax expense of $.3 million. Due to decreases in gross margin and sales performance incentives earned by the Company, the estimated shareholder performance rebate accrued for the three month period ended October 31, 2007 was $0 versus $.7 million for the prior comparative period.

Vendor sales and purchase incentives range from one-time opportunities to programs that last a month, a quarter, a trimester, or an entire year. Vendor sales and purchase incentives are recorded as a reduction of cost of sales. Incentives are recognized when goals are achieved or when they are estimated and are likely to be achieved.

Looking forward, we believe that costs of sales and labor expense will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.

Current Assets

During the three month period ending October 31, 2007, the Company’s current assets increased $12.2 million primarily due to increased accounts receivable of $8.7 million and an increase in inventory of $1.4 million, which resulted from a decrease in cash receipts from customers and an increase in product purchased from vendors.

Current Liabilities

During the three month period ending October 31, 2007, the Company’s current liabilities also increased $12.8 million primarily due to an increase in notes payable of $2.5 million and an increase in accounts payable of $10.4 million of which is the result of increased quarter end inventory levels compared to the end of the previous fiscal year end.

Results of Operations

The following discussion is based on the historical results of operations for the three month periods ended October 31, 2007 and 2006.

Summary Consolidated Results of Operations Table For Three Months Ended October 31, 2007

	Three Months Ended
	October 31,
	(in thousands)
	2007	2006
Net sales and other revenue	$89,601	$89,816
Cost of sales	80,037	79,768
Gross profit	9,564	10,048
Operating, general and administrative
expenses	9,330	9,056
Operating income	234	992
Interest expense, net	(326)	(322)
Other income (expense)	(36)	-
Income (loss) before taxes	(128)	670
Income tax expense	(94)	251
Net income (loss)	$(34)	$419

Three months ended October 31, 2007 as compared to three months ended October 31, 2006

Net sales and other revenue for the three month period ending October 31, 2007 decreased $.2 million to $89.6 million compared to $89.8 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to existing customers of $1.7 million which primarily resulted from a 2007 vendor contract change. This change moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor, who then picks, packs, ships, invoices and collects for the products ordered. Partially offsetting this decrease was an increase in sales to new customers of $.5 million, an increase in agency commission of $.3 million and a decrease in shareholder rebate of $.7 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate decreased $.7 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. Such rebates are calculated according to current practices of management, based on the margin from eligible purchases by the shareholder during the period. Such rebates are made on a pro rata basis to each shareholder based on the aggregate of all shareholders during the period. Rebates are netted against sales and accounts receivable.

Cost of sales for the three month period ending October 31, 2007 increased $.2 million to $80.0 million compared to $79.8 million for the same period the previous year. This increase is primarily attributable to a decrease in the margin of $1.0 million due to the increased competitive environment in the animal health industry and a decrease in sales performance incentives earned by the Company of $.1 million. Partially offsetting this increase was a decrease in cost of goods sold of $.8 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and or sales incentives.

Gross profit for the three month period ending October 31, 2007 decreased $.5 million to $9.6 million compared to $10.1 million for the same period the previous year. This decrease is primarily attributable to the decrease in the margin of $1.0 million due to the increased competitive environment in the animal health industry and a decrease in sales performance incentives earned by the Company of $.1 million. This decrease was offset primarily due to a decrease in the shareholder rebate of $.7 million. Gross profit as a percentage of net sales and other revenue was 10.7% compared to 11.2% for the same period the previous year.

Operating, general and administrative expenses for the three month period ending October 31, 2007 increased $.3 million to $9.3 million compared to $9.0 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in employee training of $.2 million and an increase in professional services of $.1 million. These expenses as a percentage of net sales and other revenue were 10.4% compared to 10.1% for the same period the previous year.

Operating income for the three month period ending October 31, 2007 decreased $.7 million to $.2 million compared to $.9 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $.5 million and an increase in operating, general and administrative expenses of $.3 million.

The Company’s other income and interest (expense) was $(362) thousand for the three month period ending October 31, 2007, compared to $(322) thousand for the same period the previous year. Interest expense increased to $395 thousand for the three month period ending October 31, 2007, from $386 thousand for the same period in the previous year while interest income increased to $69 thousand compared to $64 thousand in the prior period. The increase in the Company’s other income and interest (expense) resulted primarily from an increase in additional interest expense of $9 thousand due principally on outstanding debt and a decrease in equity earnings of unconsolidated affiliates of $36 thousand. The increase in interest income resulted from an increase in the finance charges on past due accounts receivable of $5 thousand.

Net income decreased by $.4 million to $0 compared to $.4 million for the same period the previous year. The net income decrease was primarily due to a decrease in gross profit of $.5 million and an increase in operating expense of $.3 million. Partially offsetting this decrease was a decrease in income tax expense of $.3 million.

Operating Segments - three months ended October 31, 2007 as compared to three months ended October 31, 2006

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

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 10 of the Company’s Consolidated Financial Statements at October 31, 2007.

Wholesale Distribution

Net sales and other revenue for the three month period ending October 31, 2007 increased by .4% or $.4 million. Net sales and other revenue for the three month period ending October 31, 2007 totaled $90.0 million compared to $89.6 million for the same three month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily of an increase in earnings in consolidated affiliates of $1.7 million, an increase in agency commission of $.3 million, and a decrease in the shareholder rebate of $.7 million. Partially offsetting this increase was a decrease in sales to existing customers of $2.3 million which primarily resulted from a 2007 vendor contract change. The Company’s shareholder rebate decreased $.7 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the three month period ending October 31, 2007 increased $1.0 million to $82.3 million compared to $81.3 million for the same period the previous year. This increase is primarily attributable to a decrease in sales margin income of $1.2 million and a decrease in sales performance incentives earned by the Company of $.1 million. Partially offsetting this increase was a decrease in cost of goods sold of $.3 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and or sales incentives.

Gross profit decreased by $.6 million to $7.7 million compared to $8.3 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to the decrease in sales margin income of $1.2 million and a decrease in sales performance incentives earned by the Company of $.1 million. This decrease was offset primarily due to a decrease in the shareholder rebate of $.7 million. Gross profit as a percentage of total revenue was 8.6% for the three month period ending October 31, 2007 compared to 9.3% for the same three month period in the previous year.

Operating, general and administrative expenses increased by $.2 million to $7.5 million for three month period ending October 31, 2007 compared to $7.3 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in employee training of $.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending October 31, 2007 was 8.3% compared to 8.2% for the three month period ended October 31, 2006.

Operating income decreased by $.7 million to $.2 million for the three month period ending October 31, 2007 compared to $.9 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $.6 million and an increase in operating expenses of $.2 million.

Logistics Services

Net sales and other revenue for the three month period ending October 31, 2007 increased by $.3 million. Net sales and other revenue for the three month period ending October 31, 2007 totaled $.4 million compared to $.1 million for the same period in the previous fiscal year. This increase is primarily attributable to increased sales to other animal health wholesalers.

Cost of sales for the three month period ending October 31, 2007 increased $.3 million to $.4 million compared to $.1 million from the same period the previous year. This increase is primarily attributable to an increase in cost of goods sold of $.3 million. The cost of goods sold includes the Company’s inventory product cost.

Gross profit decreased by $29 thousand to $(15) thousand during the three month period ending October 31, 2007 compared to $14 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was (3.9)% for the three month period ending October 31, 2007 compared to 18.4% for the three month period ended October 31, 2006.

Operating, general and administrative expenses are nominal for this segment and for the three month periods ended October 31, 2007 and 2006.

Operating income decreased by $29 thousand to $(15) thousand for the three month period ending October 31, 2007 compared to $14 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

Direct Customer Services

Net sales and other revenue for the three month period ending October 31, 2007 increased by 9.2% or $1.4 million. Net sales and other revenue for the three month period ending October 31, 2007 totaled $16.8 million compared to $15.4 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to existing customers of $1.0 million and an increase in sales to new customers of $.4 million.

Cost of sales for the three month period ending October 31, 2007 increased by $1.2 million to $14.7 million compared to $13.5 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $1.4 million. Partially offsetting this increase was an increase in sales margin income of $.2 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and or sales incentives.

Gross profit increased by $.2 million to $2.1 million in the three month period ending October 31, 2007 compared to $1.9 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in sales margin income of $.2 million. Gross profit as a percentage of total revenue was 12.4% for the three month period ending October 31, 2007 compared to 12.3% for the three month period ended October 31, 2006.

Operating, general and administrative expenses increased by $.1 million to $1.8 million for three month period ending October 31, 2007 compared to $1.7 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in labor costs of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending October 31, 2007 were 10.9% and compared to 11.1% during the same three month period ending October 31, 2006.

Operating income increased by $.1 million to $.3 million for the three month period ending October 31, 2007 compared to an operating income of $.2 million for the same period in the previous year. This increase is primarily attributable to an increase in gross profit of $.2 million. Partially offsetting this increase was an increase in operating expenses of $.1 million.

Seasonality in Operating Results

The Company’s quarterly sales and operating results have varied in the past. Historically, the Company’s sales are seasonal with peak sales in the spring and fall. The cyclical nature is directly tied to the significant amount of business the Company does in the livestock sector. Product use cycles are directly related to certain medical procedures performed on livestock during the spring and fall.

The Company is selling more companion animal related products. These products tend to have a different seasonal nature which minimally overlaps the livestock business cycles. The net result is a reduction of the cyclical seasonal nature of the business. Minimizing the cyclical nature of the Company’s business has allowed for more efficient utilization of all resources.

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the three month period ended October 31, 2007, there were no additional material commitments for capital expenditures other than those described below.

The Company also has expended funds in the lease and purchase of its facilities. On March 15, 2002, the Company signed a lease agreement with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania for an initial term of five years. The Company uses this facility to ship products to its customers in that geographical area of the United States. In June 2003, the Company exercised an option to lease an additional 17,500 square feet of space in the York facility for a total of 87,500 square feet of leased space in York, Pennsylvania. In January 2007, the Company entered into Amendment No. 3 to the lease agreement with Kinsley Equities II Limited Partnership. The amendment extended the lease term from July 31, 2007 to July 31, 2010.

In May 2003, the Company amended and restated its Revolving Credit Agreement with U.S. Bank and established a revolving line of credit facility and a term loan facility. The Company’s subsidiaries also were named as borrowers and were jointly and severally liable for the U.S. Bank obligations. The Term Promissory Note in the amount of $4 million accrued interest at a fixed rate of 5.77% per annum and was payable in 59 monthly installments of principal and interest through May 1, 2008. On June 1, 2008, all unpaid principal and interest would have been due. On December 28, 2004, the Company, its subsidiaries and U.S. Bank entered into a Second Amendment to the Amended and Restated Loan Agreement whereby U.S. Bank increased Company’s revolving line of credit to $40 million, which was evidenced by a Revolving Promissory Note. The Revolving Promissory Note was scheduled to mature on January 1, 2008, and accrued interest at a variable rate, subject to change each fiscal quarter, equal to LIBOR plus a percentage based on the Company’s leverage ratio.

Both the Term Promissory Note and the Revolving Promissory Note were secured by a first and second mortgage held by U.S. Bank on the Company’s Omaha facility as well as a security interest in substantially all of the Company’s assets. On November 16, 2006, after executing new loan documents with First National Bank of Omaha (as described below), the Company repaid all of its obligations in the amount of $22,275,901 under the U.S. Bank loan documents, which amount included a prepayment penalty of $112,448 of which $25,000 was reimbursed by FNB.

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

On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC. Pursuant to the lease agreement, the Company leased certain premises located in Lexington, Kentucky for a term commencing November 1, 2005 and ending July 31, 2007. The Company used the premises for storing and warehousing animal health products and did not renew this lease.

In November 2006, the Company and its subsidiaries executed a Loan Agreement and related loan documents (collectively “Loan Documents”) with FNB, which replaced the Loan Agreement with U.S. Bank. The obligations of the Company and its subsidiaries under the Loan Documents commenced November 16, 2006, and are joint and several. Pursuant to the terms of the Loan Documents, FNB may loan to the Company and its subsidiaries up to $44.7 million, which includes a $40 million revolving loan facility and a $4.7 million term loan facility. The proceeds of such loan facilities were used to repay existing indebtedness of the Company owed to U.S. Bank and provide working capital support.

The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Payments with respect to the Term Note shall be as follows: (i) interest only in advance at the rate of $953 per day shall be due and payable for the period beginning on November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of October 31, 2007 and July 31, 2007, the Company had $4,395,321 and $4,477,542 outstanding on the Term Note, respectively.

FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to LIBOR as determined by FNB plus (i) 1.25% per annum when the leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the leverage ratio is more than 3.00 to 1.00. Upon the event of default, the Revolving Note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. As of October 31, 2007, the variable interest rate at which the Revolving Note accrued interest was 6.00%, and the Company had approximately $14.4 million outstanding thereunder.

The Loan Agreement imposes certain financial covenants, and the Company shall not, without the consent of FNB permit its minimum tangible net worth to be less than $17 million or its leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include, among other things, the Company’s failure (i) to pay amounts when due and (ii) to perform any material condition or to comply with any material promise or covenant of the Loan Documents. The Revolving Note and Term Note are secured by substantially all of the assets of the Company and its subsidiaries, including the Company’s headquarters in Omaha. We also currently are restricted from paying dividends by these credit facilities.

On August 9, 2007, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement to logistics and other operational services. The Company and SERVCO agreed to extend the agreement through June 30, 2008 pending final changes.

On September 17, 2007, the Company entered into Amendment No. 1 to the loan agreement with FNB to permit amend the limitation on purchase money security liens. See Note 9 to the Consolidated Financial Statements.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. Net cash provided in operating activities of $.3 million for the three months ending October 31, 2007, was primarily attributable to an increase of $10.6 million in accounts payable, which was partially offset by an increase of $8.8 million in accounts receivable and an increase of $1.5 million in inventories. Net cash consumed in operating activities of $3.1 million for three months ending October 31, 2006, was primarily attributable to an increase of $9.0 million in accounts receivable and an increase of $6.6 million in inventories, which was partially offset by an increase in accounts payable of $11.4 million

Investing Activities. Net cash consumed by investing activities of $661 thousand for the three months ending October 31, 2007 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $117 thousand for the three months ending October 31, 2006 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

Financing Activities. Net cash provided by financing activities of $2.3 million for the period ending October 31, 2007 was primarily attributable to net loan proceeds of $2.5 million. The loan proceeds were on the Company’s revolving line of credit. Net cash provided by financing activities of $2.0 million for period ending

October 31, 2006 was primarily attributable to net loan proceeds of $2.3 million. The loan proceeds were on the Company’s revolving line of credit.

Off-Balance Sheet Arrangements

At October 31, 2007, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 2 to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 filed with the SEC. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company’s critical accounting policies impacted by judgments, assumptions and estimates.

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

Revenue Recognition

The Company derives its revenue primarily from the sale of products, consignment sales and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The revenue from the “buy/sell” and consignment transactions are recorded at gross. Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is pervasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Inventories

Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.

Major Customer, Major Suppliers and Credit Concentrations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 8.7%

and 15.0% at October 31, 2007 and July 31, 2007, respectively. Two vendors comprised 43.6% and 6.9% of all purchases at October 31, 2007. Two vendors comprised 41.5% and 6.7% of all purchases at July 31, 2007.

Income Taxes

The Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The effective rate for the three month period ending October 31, 2007 was 73% compared to 37% for the same three month period in the prior fiscal year. The increase in the effective rate resulted primarily from the recognition of the one time Federal Telephone Excise Tax Credit of $17 thousand and the recognition of over estimated state tax expense of $20 thousand. The Company uses an estimated effective rate of 5% to calculate estimated state tax expense on a quarterly basis. Actual state tax expenses were realized on the Company’s state tax returns at an effective rate of 4.5% resulting in the $20 thousand over estimation which was recognized as an income tax benefit in the quarter ended October 31, 2007 at the time the actual information was available. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 7 Income Taxes for additional details.

Other Intangible Assets

Annually, the Company subjects other identifiable intangible assets with indefinite lives to an impairment test, in accordance with accounting procedures generally accepted in the United States. Other intangible assets continue to be amortized over their useful lives.

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense is included in operating, general, and administrative expenses on the Consolidated Statements of Income and Comprehensive Income (Loss).

Pension Accounting

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and in accordance therewith reflected the underfunded status of the plan in its balance sheet at such date. The Company adjusted the liability to reflect the current funded status of the plan. The gains or losses that arise during the period but are not recognized as components of net periodic benefit cost is recognized as a component of other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $646 of unrecognized actuarial losses which arose during the period ended July 31, 2007 and a corresponding increase in the defined pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $258, were debited to other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the period ended July 31, 2007.

For the three months ended October 31, 2007 and 2006, benefits accrued and expensed were $86 and $86, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $1,992 and $1,772 at October 31, 2007 and July 31, 2007, respectively.

Recent Accounting Changes

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, as of August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The adoption of FIN 48 had no effect on the Company’s financial position, cash flows or results of operations. See Note 7 Income Taxes for additional details.

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

Under the FNB Loan Agreement, the Company and its subsidiaries executed a Term Note in the amount of $4,666,000 which accrues interest at a fixed rate of 7.35% per annum and is scheduled to mature December 1, 2016. The Term Note is payable in 119 monthly installments of principal and interest in the amount of $55,282 through November 1, 2016. As of October 31, 2007, the Company had $4,395,321 outstanding on the Term Note.

The Company and its subsidiaries also executed a Revolving Note in the maximum aggregate amount of $40,000,000 and evidenced by a Revolving Note dated November 14, 2006. Advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to LIBOR as determined by FNB plus (i) 1.25% per annum when the leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of October 31, 2007, the variable rate at which the Revolving Note accrued interest was 6.00% and the Company had approximately $14.4 million outstanding thereunder.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .60 percentage points (a 10% change from the interest rate as of October 31, 2007), assuming no change in the Company’s outstanding balance under the line of credit (approximately $14.4 million as of October 31, 2007), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $86 thousand.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weaknesses, and believes that its disclosure controls and procedures were effective at October 31, 2007.

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

Changes in Internal Controls

During the quarter ended October 31, 2007, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended July 31, 2007.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to October 31, 2007.

(b)	Not applicable.

(c)        There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On November 30, 2007, there were 2,052 record holders of the Company’s common stock.

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

During the quarter ended October 31, 2007, the Company repurchased seventeen (17) shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
August 1 – August 31, 2007	6	$3,000	-	2,062
September 1 – September 30, 2007	6	$3,000	-	2,056
October 1 – October 31, 2007	5	$3,000	-	2,055
Total:	17	$3,000	-	2,055

(1)        The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 2007.

ITEM 5:	OTHER INFORMATION

None.

ITEM 6:	EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)
4.1	Certificate of Professional Veterinary Products, Ltd. (4)
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

10.1	Amendment No. 1 dated September 17, 2007 to the Loan Agreement with First National Bank of Omaha dated November 14, 2006 (5)
31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)
31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)

(#)	Filed herewith.

The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.
(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.
(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.
(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.
(5)	Form 8-K Current Report dated September 17, 2007, and filed September 21, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 12, 2007

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO

By:	/s/ Neal B. Soderquist
Neal B. Soderquist, Vice President and CFO