Form 10-Q
period 2008-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2008-03-12
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

or

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,”
”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒
Smaller reporting company		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (February 29, 2008).

Common Stock, $1.00 par value, 2,041

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED JANUARY 31, 2008

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

As of January 31, 2008 (unaudited) and July 31, 2007

(in thousands, except share data)

ITEM 1:	FINANCIAL STATEMENTS

	January 31,	July 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$2,688	$1,111
Accounts receivable, less allowance for doubtful
accounts $561 and $515, respectively	30,880	24,754
Accounts receivable, related parties	3,760	3,876
Inventory, less allowance for obsolete inventory $160 and
$127, respectively	47,797	43,084
Deferred tax asset	685	653
Other current assets	1,141	555
Total current assets	86,951	74,033
NET PROPERTY AND EQUIPMENT	10,323	10,172
OTHER ASSETS
Intangible assets, less accumulated
amortization, $5 and $24, respectively	35	37
Investment in unconsolidated affiliates	2,025	2,092
Cash value of life insurance	2,344	1,886
Deferred tax asset	152	22
Other assets	1	2
Total other assets	4,557	4,039
TOTAL ASSETS	$101,831	$88,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$12,672	$11,946
Current portion of long-term debt and capital lease obligation	376	400
Accounts payable	51,788	40,549
Accounts payable, related parties	1,714	1,559
Other current liabilities	4,869	4,796
Total current liabilities	71,419	59,250
LONG-TERM LIABILITIES
Long-term debt
less current portion	3,954	4,133
Accrued retirement benefits	2,779	2,628
Total long-term liabilities	6,733	6,761
TOTAL LIABILITIES	78,152	66,011

COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 9

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued
and outstanding, 2,045 shares and 2,068, respectively	2	2
Paid-in capital	6,068	6,112
Retained earnings	17,984	16,507
Accumulated other comprehensive loss	(375)	(388)
Total stockholders’ equity	23,679	22,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$101,831	$88,244

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Three and Six Month Periods Ended January 31, 2008 and 2007

(unaudited)

(in thousands, except share data)

	Three Months Ended	Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2008	2007	2008	2007

NET SALES AND OTHER REVENUE	$91,016	$87,478	$180,617	$177,294

COST OF SALES	78,121	76,681	158,158	156,449

Gross profit	12,895	10,797	22,459	20,845

OPERATING GENERAL AND
ADMINISTRATIVE EXPENSES	10,191	9,497	19,521	18,553

Operating income	2,704	1,300	2,938	2,292

OTHER INCOME (EXPENSE)
Interest income	92	49	161	113
Interest expense	(379)	(428)	(774)	(814)
Equity in earnings of unconsolidated affiliate	-	-	(36)	-
Other expense – net	(287)	(379)	(649)	(701)

Income before taxes	2,417	921	2,289	1,591

Income tax expense	906	453	812	704

NET INCOME	$1,511	$468	$1,477	$887

EARNINGS PER COMMON SHARE	$737.29	$229.79	$719.29	$435.03

Weighted average common shares
outstanding	2,049	2,036	2,053	2,039

COMPREHENSIVE INCOME
Net income	$1,511	$468	$1,477	$887
Other comprehensive income:
Adjustment for net periodic pension
benefit cost, net of tax	6	-	12	-
Total comprehensive income	$1,517	$468	$1,489	$887

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$9,222	$10,039	$19,512	$20,367

Purchases – related parties	$3,777	$3,511	$7,120	$7,052

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Six Month Periods Ended January 31, 2008 and 2007

(unaudited)

(in thousands, except share data)

	January 31,	January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,477	$887
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	814	702
Retirement benefits	164	172
Cash value of life insurance	(459)	(182)
Deferred income tax	(162)	(236)
Allowance for doubtful accounts	47	38
Allowance for obsolete inventory	33	30
(Earnings) loss from affiliates	36	-
(Increase) decrease in:
Receivables	(6,055)	(10,603)
Inventory	(4,745)	(18,532)
Other current assets	(586)	961
Intangible assets	-	(36)
Other assets	-	(1)
Increase (decrease) in:
Accounts payable	11,394	6,762
Other liabilities	74	659
Total adjustments	555	(20,266)

Net cash provided (consumed) by operating activities	2,032	(19,379)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(964)	(529)
Purchase of investments	(9)	(16)
Sale of investments	40	-
Net cash consumed by investing activities	(933)	(545)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayment)	725	19,630
Payments on long-term debt and capital lease obligation	(203)	(5,048)
Proceeds from long-term debt	-	4,666
Net payments from issuance (redemption) of common stock	(44)	(19)
Net cash provided by financing activities	478	19,229
Net increase (decrease) in cash	1,577	(695)
Cash at beginning of year	1,111	2,521
Cash at end of period	$2,688	$1,826
Supplemental disclosure of cash flow information:
Interest paid	$823	$792
Income taxes paid	$896	$494

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2008 (unaudited)

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

The consolidated balance sheet of the Company as of July 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 2 to the Consolidated Financial Statements included on Form 10-K referred to above.

The results of operations and cash flows for the six months ended January 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2008 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

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

In December 2007, FASB issued SFAS No. 141®, Business Combinations – an amendment of FASB Statement No. 141. This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes principles and requirements for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. Lastly, this statement establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2008 (unaudited)

(in thousands, except share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS (continued):

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consists of the following:

	January 31,	July 31,
	2008	2007
Land	$1,762	$1,762
Buildings	5,178	5,114
Leasehold improvements	636	636
Equipment	10,116	9,624
	17,692	17,136
Less – Accumulated depreciation	7,913	7,100
	9,779	10,036
Construction in progress	544	136
Net property, plant, and equipment	$10,323	$10,172

NOTE 4 – LINE OF CREDIT:

The Company has a revolving line of credit that provides for borrowings up to $40,000 with First National Bank (FNB) and is scheduled to expire in December 2009. The short-term borrowing amounts outstanding under this credit facility were $12,672 and $11,946 at January 31, 2008 and July 31, 2007, respectively. Under the current credit agreement, interest is payable at 1.25% or 1.50% over the London InterBank Offered Rate (LIBOR), depending on the Company’s leverage ratio. The weighted average interest rates of borrowing outstanding under the revolving credit agreements were 6.29% and 6.75% at January 31, 2008 and July 31, 2007, respectively. The average dollar amounts of the borrowing were $18,338 and $21,373 at January 31, 2008 and July 31, 2007, respectively. The line of credit is secured by substantially all of the Company’s assets.

The debt and credit agreements contain certain covenants related to financial ratios as well as restricting the Company from paying dividends. The Company was in compliance with all covenants under the borrowing agreements at January 31, 2008 and July 31, 2007.

NOTE 5 – EARNINGS PER SHARE:

SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 2,049 and 2,036 for the three month period ending January 31, 2008 and 2007, respectively. The weighted average number of

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2008 (unaudited)

(in thousands, except share data)

NOTE 5 – EARNINGS PER SHARE (continued):

common shares outstanding for the six month period ending January 31, 2008 and 2007 was 2,053 and 2,039, respectively.

NOTE 6 – COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,045 at January 31, 2008 and 2,068 at July 31, 2007. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.

There were 0 and 13 Common Shares subscribed but unissued as of January 31, 2008 and July 31, 2007, respectively. The amounts receivable on these shares reduced paid-in capital by $0 and $25 at January 31, 2008 and July 31, 2007, respectively. Accounts receivable arising from common stock are presented as a deduction from paid-in capital to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any common share.

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

The Company’s policy is to classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, or penalty relating to tax uncertainties recognized in the Consolidated Statements of Income and Comprehensive Income for the three and six months ended January 31, 2008. There were no accrued interest and penalties related to income tax uncertainties reported on the Consolidated Balance Sheet at January 31, 2008.

NOTE 8 – POST RETIREMENT BENEFITS:

For the six months ended January 31, 2008 and 2007, benefits accrued and expensed were $172 and $172, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,229 and $1,772 at January 31, 2008 and July 31, 2007, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2008 (unaudited)

(in thousands, except share data)

NOTE 8 – POST RETIREMENT BENEFITS (continued):

Net periodic benefit costs for the Company’s SERP include the following components:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Service cost	$35	$36	$69	$72
Interest cost	41	38	82	75
Amortization of prior losses	1	3	3	6
Amortization of unrecognized prior service cost	9	9	18	19

Net periodic benefit cost	$86	$86	$172	$172

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES:

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but is not obligated to, repurchase such shares. See Note 6 for additional information.

Major Customer, Major Suppliers and Credit Concentrations – Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 8.9% and 15.0% of the Company’s receivables at January 31, 2008 and July 31, 2007, respectively. Two vendors comprised 43.1% and 6.7% of all purchases at January 31, 2008. Two vendors comprised 41.5% and 6.7% of all purchases at July 31, 2007.

Agreements – On November 7, 2005, the Company executed a lease agreement with Independent Veterinary Group LLC (IVG). Pursuant to the lease agreement, the Company leased certain premises located in Lexington, Kentucky for a term commencing November 1, 2005 and ending July 31, 2007. The Company used the premises for storing and warehousing animal health products.

The Company executed a loan agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha (FNB), a national banking association. The obligations of the Company and its subsidiaries under the loan agreement and loan documents commenced November 16, 2006, and are joint and several.

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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2008 (unaudited)

(in thousands, except share data)

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

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

January 31, 2008 (unaudited)

(in thousands, except share data)

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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

January 31, 2008 (unaudited)

(in thousands, except share data)

NOTE 10 – SEGMENT INFORMATION (continued):

The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended
January 31, 2008
Net sales and other revenue	$90,981	$878	$19,915	$(20,758)	$91,016
Cost of sales	80,008	937	17,232	(20,056)	78,121
Operating, general and
administrative expenses	8,265	-	1,926	-	10,191
Operating income	2,710	(59)	756	(703)	2,704
Income before taxes	$2,417	$(59)	$762	$(703)	$2,417

Three months ended
January 31, 2007
Net sales and other revenue	$86,107	$64	$18,835	$(17,528)	$87,478
Cost of sales	77,114	54	16,705	(17,192)	76,681
Operating, general and
administrative expenses	7,702	-	1,795	-	9,497
Operating income	1,290	10	336	(336)	1,300
Income before taxes	$921	$10	$326	$(336)	$921

Six months ended
January 31, 2008
Net sales and other revenue	$180,957	$1,264	$36,732	$(38,336)	$180,617
Cost of sales	162,257	1,338	31,964	(37,401)	158,158
Operating, general and
administrative expenses	15,766	-	3,755	-	19,521
Operating income	2,935	(74)	1,012	(935)	2,938
Income before taxes	$2,289	$(74)	$1,009	$(935)	$2,289
Business segment assets	$100,863	$320	$14,550	$(13,902)	$101,831

Six months ended
January 31, 2007
Net sales and other revenue	$175,702	$140	$34,231	$(32,779)	$177,294
Cost of sales	158,383	116	30,211	(32,261)	156,449
Operating, general and
administrative expenses	15,042	-	3,511	-	18,553
Operating income	2,277	24	509	(518)	2,292
Income before taxes	$1,591	$24	$494	$(518)	$1,591
Business segment assets	$102,706	$369	$13,609	$(12,789)	$103,895

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

•	the current economic environment affecting the Company and the markets it serves;
•	sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;
•	estimates regarding the Company’s capital requirements and its need for additional financing;
•	the Company’s ability to attract and retain customers and the market acceptance of its products;
•	our ability to establish relationships with suppliers of products; and
•	plans for future products and services and for enhancements of existing products and services.

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

These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: decreased demand for our products or services; loss of one or more of our major customers; surplus inventories; loss of one or more of our major vendors; recessionary economic cycles; strikes, work slow downs, or work stoppages at our vendors’ facilities; increases in interest rates; and increases in the prices paid for products. Readers should review and consider these factors along with the various disclosures we make in public filings with the Securities and Exchange Commission.

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

We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 17% of our sales and other revenue from our direct customer services segment for the six month period ending January 31, 2008.

During the quarter ended January 31, 2008, the Company’s net sales and other revenues increased by $3.5 million and gross profit increased $2.1 million or 19.43% compared to the prior period. The gross profit increase was primarily due to the increase in margin and vendor sales and purchase incentives of $2.8 million, an increase in agency commission of $.2 million, an increase in reimbursement of free goods of $.4 million, and a decrease in the shareholder rebate of $.8 million. This increase was offset primarily due to an increase in freight expense of $2.1 million. Shareholder rebates are calculated in the discretion of management and are based on the margin from eligible purchases by the shareholder during the period. If accrued, rebates are made on a pro rata basis to each shareholder based on the aggregate margin from all shareholders during the period and are netted against sales and accounts receivable. For the quarter, net income increased by $1.0 million to $1.5 million compared to $.5 million in the prior comparative period. The net income increase was primarily due to an increase in gross profit of $2.1 million as a result of a $1.5 million rebate earned from a major vendor. Partially offsetting this increase was an increase in operations and maintenance expense of $.7 million and an increase in income tax expense of $.4 million. In the discretion of management, the Company did not accrue any shareholder performance rebate for the three month period ended January 31, 2008. In the prior comparative period, the Company accrued $.8 million. Despite the Company’s positive performance, management determined that it is in the Company’s best interest to retain net income for on-going business needs, rather than shareholder rebates.

Vendor sales and purchase incentives range from one-time opportunities to programs that last a month, a quarter, a trimester, or an entire year. Vendor sales and purchase incentives are recorded as a reduction of cost of sales. Incentives are recognized when goals are achieved or when they are estimated and are likely to be achieved.

Looking forward, we believe that pricing competition, costs of goods from manufacturers and labor expenses will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.

Current Assets

During the six month period ending January 31, 2008, the Company’s current assets increased $12.9 million primarily due to increased accounts receivable of $6.0 million and an increase in inventory of $4.7 million, which resulted from fewer cash receipts from customers and an increase in product purchased from vendors.

Current Liabilities

During the six month period ending January 31, 2008, the Company’s current liabilities increased $12.2 million primarily due to an increase in notes payable of $.7 million and an increase in accounts payable of $11.4 million. The accounts payable increase reflects higher quarter end inventory levels as compared to the end of the previous fiscal year end.

Results of Operations

The following discussion is based on the historical results of operations for the three month and six month periods ended January 31, 2008 and 2007.

Summary Consolidated Results of Operations Table For Three Months Ended January 31, 2008

	Three Months Ended
	January 31,
	(in thousands)
	2008	2007
Net sales and other revenue	$91,016	$87,478
Cost of sales	78,121	76,681
Gross profit	12,895	10,797
Operating, general and administrative expenses	10,191	9,497
Operating income	2,704	1,300
Interest expense, net	(287)	(379)
Income before taxes	2,417	921
Income tax expense	906	453
Net income	$1,511	$468

Three months ended January 31, 2008 as compared to three months ended January 31, 2007

Net sales and other revenue for the three month period ending January 31, 2008 increased $3.5 million to $91.0 million compared to $87.5 million for the same period the previous year. The increase in net sales and other revenue resulted primarily due to an increase in sales to existing customers of $1.7 million, an increase in sales to new customers of $.7 million, an increase in agency commission of $.3 million and a decrease in shareholder rebate of $.8 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate decreased $.8 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements. Such rebates are calculated in the discretion of management and are based on the margin from eligible purchases by the shareholder during the period. If accrued, such rebates are made on a pro rata basis to each shareholder based on the aggregate of all shareholders during the period.

Cost of sales for the three month period ending January 31, 2008 increased $1.4 million to $78.1 million compared to $76.7 million for the same period the previous year. This increase is primarily attributable to an increase in cost of goods sold of $4.2 million. Partially offsetting this increase was an increase in margin and vendor sales and purchase incentives of $2.8 million. Cost of sales includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

Gross profit for the three month period ending January 31, 2008 increased $2.1 million to $12.9 million compared to $10.8 million for the same period the previous year. This increase is primarily attributable to the increase in margin of $.5 million and an increase in vendor sales and purchase incentives earned of $2.3 million. Gross profit as a percentage of net sales and other revenue was 14.2% compared to 12.3% for the same period the previous year.

Operating, general and administrative expenses for the three month period ending January 31, 2008 increased $.7 million to $10.2 million compared to $9.5 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes and employee benefits of $.3 million, an increase in professional services of $.2 million, an increase in credit card fees of $.1 million, and an increase in mileage costs of $.1 million. These expenses as a percentage of net sales and other revenue were 11.2% compared to 10.9% for the same period the previous year.

Operating income for the three month period ending January 31, 2008 increased $1.4 million to $2.7 million compared to $1.3 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit margin of $2.1 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $.7 million.

The Company’s net interest (expense) was $(287) thousand for the three month period ending January 31, 2008, compared to $(379) thousand for the same period the previous year. Interest expense decreased by $49 thousand to $379 thousand for the three month period ending January 31, 2008, from $428 thousand for the same period in the previous year while interest income increased to $92 thousand compared to $49 thousand in the prior period. The decrease in the Company’s net interest (expense) resulted primarily from an increase in interest income and a decrease in interest expense of $49 thousand on outstanding debt. The increase in interest income resulted from an increase in the finance charges on past due accounts receivable of $43 thousand.

Net income increased by $1.0 million to $1.5 compared to $.5 million for the same period the previous year. The net income increase was primarily due to an increase in gross profit of $2.1 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $.7 million and an increase in income tax expense of $.4 million.

Operating Segments – Three months ended January 31, 2008 as compared to three months ended January 31, 2007

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

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 10 of the Company’s Consolidated Financial Statements at January 31, 2008.

Wholesale Distribution

Net sales and other revenue for the three month period ending January 31, 2008 increased by 5.7% or $4.9 million. Net sales and other revenue for the three month period ending January 31, 2008 totaled $91.0 million compared to $86.1 million for the same three month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily from an increase in sales to existing customers of $3.4 million, an increase in earnings in consolidated affiliates of $.4 million, an increase in agency commission of $.2 million, an increase in sales to new customers of $.1 million, and a decrease in the shareholder rebate of $.8 million. The Company’s shareholder rebate decreased $.8 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the three month period ending January 31, 2008 increased $2.9 million to $80.0 million compared to $77.1 million for the same period the previous year. This increase is primarily attributable to an increase in cost of goods sold of $6.0 million. Partially offsetting this increase was an increase in margin and vendor sales and purchase incentives of $3.1 million.

Gross profit increased by $2.0 million to $10.9 million from $8.9 million for the same three month period in the prior fiscal year. This increase is primarily attributable to the increase in vendor sales and purchase incentives earned of $2.4 million. Gross profit as a percentage of total revenue was 12.1% for the three month period ending January 31, 2008 compared to 10.4% for the same three month period in the previous year.

Operating, general and administrative expenses increased by $.6 million to $8.3 million for three month period ending January 31, 2008 compared to $7.7 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.4 million and an increase in professional services of $.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2008 was 9.1% compared to 8.9% for the three month period ended January 31, 2007.

Operating income increased by $1.4 million to $2.7 million for the three month period ending January 31, 2008 compared to $1.3 million for the previous year. This increase is primarily attributable to the increase in gross profit of $2.0 million. Partially offsetting this increase was an increase in operating expenses of $.6 million.

Logistics Services

Net sales and other revenue for the three month period ending January 31, 2008 increased by $.8 million. Net sales and other revenue for the three month period ending January 31, 2008 totaled $.9 million compared to $.1 million for the same period in the previous fiscal year. This increase is primarily attributable to the increased sales to other animal health wholesalers.

Cost of sales for the three month period ending January 31, 2008 increased $.8 million to $.9 million compared to $.1 million from the same period the previous year. This increase is primarily attributable to increased cost of goods sold of $.8 million. The cost of goods sold includes the Company’s inventory product cost. During the period, the Company had excess inventory items that had an expiration date. Expired inventory has little or no value. By selling these items below cost, the Company was able to recover most of the cost of the inventory.

Gross profit decreased by $69 thousand to $(59) thousand during the three month period ending January 31, 2008 compared to $10 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was (6.7)% for the three month period ending January 31, 2008 compared to 15.6% for the three month period ended January 31, 2007.

Operating, general and administrative expenses are nominal for this segment and for the three month periods ended January 31, 2008 and 2007.

Operating income decreased by $69 thousand to $(59) thousand for the three month period ending January 31, 2008 compared to $10 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

Direct Customer Services

Net sales and other revenue for the three month period ending January 31, 2008 increased by 5.7% or $1.1 million. Net sales and other revenue for the three month period ending January 31, 2008 totaled $19.9 million compared to $18.8 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $.6 million and an increase in sales to existing customers of $.5 million.

Cost of sales for the three month period ending January 31, 2008 increased by $.5 million to $17.2 million compared to $16.7 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $.3 million and a decrease in margin and vendor sales and purchase incentives earned of $.2 million. Cost of sales includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

Gross profit increased by $.6 million to $2.7 million in the three month period ending January 31, 2008 compared to $2.1 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in sales to new customers of $.6 million. Gross profit as a percentage of total revenue was 13.5% for the three month period ending January 31, 2008 compared to 11.3% for the three month period ending January 31, 2007.

Operating, general and administrative expenses increased by $.1 million to $1.9 million for three month period ending January 31, 2008 compared to $1.8 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in employee transportation expenses of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2008 were 9.7% and compared to 9.5% during the same three month period ending January 31, 2007.

Operating income increased by $.4 million to $.7 million for the three month period ending January 31, 2008 compared to an operating income of $.3 million for the same period in the previous year. This increase is primarily attributable to an increase in gross profit of $.6 million. Partially offsetting this increase was an increase in operating expenses of $.1 million.

Summary Consolidated Results of Operations Table for six months ended January 31, 2008

	Six Months Ended
	January 31,
	(in thousands)
	2008	2007
Net sales and other revenue	$180,617	$177,294
Cost of sales	158,158	156,449
Gross profit	22,459	20,845
Operating, general and administrative expenses	19,521	18,553
Operating income	2,938	2,292
Other income (expense), net	(649)	(701)
Income before taxes	2,289	1,591
Income tax expense	812	704
Net income	$1,477	$887

Six months ended January 31, 2008 as compared to six months ended January 31, 2007

Net sales and other revenue for the six month period ending January 31, 2008 increased $3.3 million to $180.6 million compared to $177.3 million for the same period the previous year. The increase in net sales and other revenue resulted primarily due to an increase in sales to new customers of $2.7 million, an increase in agency commission of $.5 million, and a decrease in the shareholder rebate of $1.5 million. Partially offsetting this increase was a decrease in sales to existing customers of $1.4 million which primarily resulted from a 2007 vendor contract change. This change moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor, who then picks, packs, ships, invoices and collects for the products ordered. The Company’s shareholder rebate decreased $1.5 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the six month period ending January 31, 2008 increased $1.7 million to $158.2 million compared to $156.5 million for the same period the previous year. This increase is primarily attributable to increased cost of goods sold of $4.0 million. Partially offsetting this increase was an increase in vendor sales and purchase incentives earned of $2.3 million. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time of the sales performance measures are achieved.

Gross profit for the six month period ending January 31, 2008 increased $1.6 million to $22.4 million compared to $20.8 million for the same period the previous year. This increase is primarily attributable to the increase in vendor sales and purchase incentives earned by the Company of $2.3 million. This increase was offset primarily due to a decrease in sales margin of $.5 million. Gross profit as a percentage of net sales and other revenue was 12.4% compared to 11.8% for the same period the previous year.

Operating, general and administrative expenses for the six month period ending January 31, 2008 increased $1.0 million to $19.5 million compared to $18.5 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in employee training of $.9 million and an increase in payroll, payroll taxes, and employee benefits of $.1 million These expenses as a percentage of net sales and other revenue were 10.8% compared to 10.5% for the same period the previous year.

Operating income for the six month period ending January 31, 2008 increased $.6 million to $2.9 million compared to $2.3 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit margin of $1.6 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $1.0 million.

The Company’s other income (expense) was $(649) thousand for the six month period ending January 31, 2008, compared to $(701) thousand for the same period the previous year. Interest expense decreased to $774 thousand for the six month period ending January 31, 2008, from $814 thousand for the same period in the previous year while interest income increased to $161 thousand compared to $113 thousand in the prior period. The decrease in the Company’s other income (expense) resulted primarily from an increase in interest income and a decrease in interest expense of $40 thousand due principally on outstanding debt and a decrease in equity earnings of unconsolidated affiliates of $36 thousand. The increase in interest income resulted from an increase in the finance charges on past due accounts receivable of $48 thousand.

Net income increased by $.6 million to $1.4 million compared to $.8 million for the same period the previous year. The net income increase was primarily due to an increase in operating income of $.6 million and a decrease in other income (expense) of $.1 million. Partially offsetting this increase was an increase in income tax expense of $.1 million.

Operating Segments –Six months ended January 31, 2008 compared to six months ended January 31, 2007

Wholesale Distribution

Net sales and other revenue for the six month period ending January 31, 2008 increased by 3.0% or $5.3 million. Net sales and other revenue for the six month period ending January 31, 2008 totaled $181.0 million compared to $175.7 million for the same six month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily because of an increase in sales to existing customers of $1.5 million, an increase in sales to new customers of $1.4 million, an increase in agency commission of $.5 million, an increase in earnings of unconsolidated affiliates of $.4 million and a decrease in the shareholder rebate of $1.5 million. The Company’s shareholder rebate decreased $1.5 million, compared to the prior period, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the six month period ending January 31, 2008 increased $3.9 million to $162.3 million compared to $158.4 million for the same period the previous year. This increase is primarily attributable to increased cost of goods sold of $3.1 million, an increase in freight expense of $2.6 million, and a decrease in sales margin of $.5 million. Partially offsetting this increase was an increase in vendor sales and purchase incentives earned by the Company of $2.3 million. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

Gross profit increased by $1.4 million to $18.7 million compared to $17.3 million for the same six month period in the prior fiscal year. This increase is primarily attributable to the increase of vendor sales and purchase incentives earned by the Company of $2.3 million. This increase was offset primarily due to a decrease in sales margin of $.5 million. Gross profit as a percentage of total revenue was 10.3% for the six month period ending January 31, 2008 compared to 9.9% for the same six month period in the previous year.

Operating, general and administrative expenses increased by $.7 million to $15.7 million for six month period ending January 31, 2008 compared to $15.0 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from increases in professional services of $.2 million, communications expense of $.1 million, computer supply expense of $.1 million, employee education of $.1 million, depreciation expense of $.1 million, and employment expenses of $.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2008 was 8.7% compared to 8.6% for the six month period ended January 31, 2007.

Operating income increased by $.6 million to $2.9 million for the six month period ending January 31, 2008 compared to $2.3 million for the previous year. This increase is primarily attributable to the increase in gross profit margin of $1.4 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $.7 million.

Logistics Services

Net sales and other revenue for the six month period ending January 31, 2008 increased by $1.1 million. Net sales and other revenue for the six month period ending January 31, 2008 totaled $1.2 million compared to $.1 million for the same period in the previous fiscal year. This increase is primarily attributable to increased sales to other animal health wholesalers.

Cost of sales for the six month period ending January 31, 2008 increased $1.2 million to $1.3 million compared to $.1 million from the same period the previous year. This increase is primarily attributable to increased cost of goods sold of $1.2 million. The cost of goods sold includes the Company’s inventory product cost. During the period, the Company had excess inventory items that had an expiration date. Expired inventory has little or no value. By selling these inventory items below cost, the Company was able to recover most of the cost of the inventory.

Gross profit decreased by $98 thousand to $(74) thousand during the six month period ending January 31, 2008 compared to $24 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was (5.9)% for the six month period ending January 31, 2008 compared to 17.1% for the six month period ended January 31, 2007.

Operating, general and administrative expenses are nominal for this segment and for the six month periods ended January 31, 2008 and 2007.

Operating income decreased by $98 thousand to $(74) thousand for the six month period ending January 31, 2008 compared to $24 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

Direct Customer Services

Net sales and other revenue for the six month period ending January 31, 2008 increased by 7.3% or $2.5 million. Net sales and other revenue for the six month period ending January 31, 2008 totaled $36.7 million compared to $34.2 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $1.3 million and an increase to existing customers of $1.2 million.

Cost of sales for the six month period ending January 31, 2008 increased by $1.8 million to $32.0 million compared to $30.2 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $1.8 million. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

Gross profit increased by $.7 million to $4.7 million in the six month period ending January 31, 2008 compared to $4.0 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in sales margin on the purchase of animal health products of $.7 million. Gross profit as a percentage of total revenue was 13.0% for the six month period ending January 31, 2008 compared to 11.7% for the six month period ended January 31, 2007.

Operating, general and administrative expenses increased by $.2 million to $3.7 million for six month period ending January 31, 2008 compared to $3.5 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2008 were 10.2% and compared to 10.2% during the same six month period ending January 31, 2007.

Operating income increased by $.5 million to $1.0 million for the six month period ending January 31, 2008 compared to an operating income of $.5 million for the same period in the previous year. This increase is primarily attributable to an increase in gross profit of $.7 million. Partially offsetting this increase was an increase in operating expenses of $.2 million.

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

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the six month period ended January 31, 2008, there were no additional material commitments for capital expenditures other than those described below.

The Company also has expended funds in the lease and purchase of its facilities. On March 15, 2002, the Company signed a lease agreement with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania for an initial term of five years. The Company uses this facility to ship products to its customers in that geographical area of the United States. In June 2003, the Company exercised an option to lease an additional 17,500 square feet of space in the York facility for a total of 87,500 square feet of leased space in York, Pennsylvania. In January 2007, the Company entered into Amendment No. 3 to the lease agreement with Kinsley Equities II Limited Partnership. The amendment extended the lease term from July 31, 2007 to July 31, 2010. The payment for this lease is $29,895.83 per month.

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

The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Payments with respect to the Term Note shall be as follows: (i) interest only in advance at the rate of $953 per day shall be due and payable for the period beginning on November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of January 31, 2008 and July 31, 2007, the Company had $4,311,535 and $4,477,542 outstanding on the Term Note, respectively.

FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to LIBOR as determined by FNB plus (i) 1.25% per annum when the leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the leverage ratio is more than 3.00 to 1.00. Upon the event of default, the Revolving Note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. As of January 31, 2008, the variable interest rate at which the Revolving Note accrued interest was 4.52%, and the Company had approximately $12.7 million outstanding thereunder.

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

On September 17, 2007, the Company entered into Amendment No. 1 to the loan agreement with FNB to permit the limitation on purchase money security liens. See Note 9 to the Consolidated Financial Statements.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. Net cash provided in operating activities of $2.0 million for six months ending January 31, 2008 was primarily attributable to net income of $1.5 million and an increase in accounts payable of $11.4 million, which was partially offset by an increase in accounts receivable of $6.1 million and an increase of $4.7 million in inventories. Net cash consumed in operating activities of $19.4 million for the six months ending January 31, 2007, was primarily attributable to an increase of $10.6 million in accounts receivable and an increase of $18.5 million in inventories, which was partially offset by an increase in accounts payable of $6.8 million.

Investing Activities. Net cash consumed by investing activities of $.9 million for the six months ending January 31, 2008 was primarily attributable to investments in equipment and furniture, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $.5 million for the six months ending January 31, 2007 was primarily attributable to investments in equipment and furniture, including the purchase of office, warehouse and computer equipment.

Financing Activities. Net cash provided by financing activities of $.5 million for period ending January 31, 2008 was primarily attributable to net loan proceeds. The loan proceeds were on the Company’s revolving line of credit. Net cash provided by financing activities of $19.2 million for the period ending January 31, 2007 was primarily attributable to net loan proceeds. The loan proceeds were primarily on the Company’s revolving line of credit.

Off-Balance Sheet Arrangements

At January 31, 2008, the Company did not have any off-balance sheet arrangements.

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

Major Customer, Major Suppliers and Credit Considerations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 8.9% and 15.0% of the Company’s receivables at January 31, 2008 and July 31, 2007, respectively. Two vendors comprised 43.1% and 6.7% of all purchases at January 31, 2008. Two vendors comprised 41.5% and 6.7% of all purchases at July 31, 2007.

Income Taxes

The Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The Company expects an effective tax rate of approximately 38% to 39%. The effective rate for the six month period ending January 31, 2008 was 35% compared to 44% for the same six month period in the prior fiscal year. Through the fiscal year ending January 31, 2008, the effective rate was about 3% less than expected as a result of the recognition of the one time Federal Telephone Excise Tax Credit of $17 thousand and the recognition of over estimated state tax expense of $20 thousand. The Company uses an effective rate of 5% to calculate estimated state tax expense on a quarterly basis. Actual state tax expenses were realized on the Company’s state tax returns at an effective rate of 4.5% resulting in the $20 thousand over estimation which was recognized as an income tax benefit in the quarter ended October 31, 2007 at the time the actual information was available. Through the six month period ending January 31, 2007, the effective tax rate was about 6% higher than expected primarily due to the underestimation of the impact of the cost segregation study on the 263(a) uniform capitalization computation. The cost segregation study was completed in September 2006 and the Internal Revenue Service Form 3115 was filed with the July 31, 2006 tax return in October 2006. The net effect on the income tax provision realized was recognized in the quarter ended January 31, 2007 and amounted to a $96 thousand or 6% increase in the effective tax rate. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 7 Income Taxes for additional details.

Other Intangible Assets

Annually, the Company subjects other identifiable intangible assets with indefinite lives to an impairment test, in accordance with accounting procedures generally accepted in the United States. Other intangible assets continue to be amortized over their useful lives.

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense is included in operating, general, and administrative expenses on the Consolidated Statements of Income and Comprehensive Income.

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

For the six months ended January 31, 2008 and 2007, benefits accrued and expensed were $172 and $172, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,229 and $1,772 at January 31, 2008 and July 31, 2007, respectively.

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

In December 2007, FASB issued SFAS No. 141(R), Business Combinations – an amendment of FASB Statement No. 141. This statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. This statement establishes principles and requirements for how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. This statement also establishes principles and requirements for how the acquirer recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. Lastly, this statement establishes principles and requirements for how the acquirer determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51. This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

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

Under the FNB Loan Agreement, the Company and its subsidiaries executed a Term Note in the amount of $4,666,000 which accrues interest at a fixed rate of 7.35% per annum and is scheduled to mature December 1, 2016. The Term Note is payable in 119 monthly installments of principal and interest in the amount of $55,282 through November 1, 2016. As of January 31, 2008, the Company had $4,311,535 outstanding on the Term Note.

The Company and its subsidiaries also executed a Revolving Note in the maximum aggregate amount of $40,000,000 and evidenced by a Revolving Note dated November 14, 2006. Advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to LIBOR as determined by FNB plus (i) 1.25% per annum when the leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of January 31, 2008, the variable rate at which the Revolving Note accrued interest was 4.52% and the Company had approximately $12.7 million outstanding thereunder.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .45 percentage points (a 10% change from the interest rate as of January 31, 2008), assuming no change in the Company’s outstanding balance under the line of credit (approximately $12.7 million as of January 31, 2008), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $57 thousand.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weaknesses, and believes that its disclosure controls and procedures were effective at January 31, 2008.

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

Changes in Internal Controls

During the quarter ended January 31, 2008, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

(a)        The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to January 31, 2008.

(b)	Not applicable.

(c)        There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On February 29, 2008, there were 2,041 record holders of the Company’s common stock.

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

During the quarter ended January 31, 2008, the Company repurchased thirteen (13) shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
November 1 – November 30, 2007	4	$3,000	-	2,052
December 1 – December 31, 2007	5	$3,000	-	2,049
January 1 – January 31, 2008	4	$3,000	-	2,045
Total:	13	$3,000	-	2,045

(1)        The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on February 1, 2008, for the purposes of electing three Class II directors to serve until the annual meeting held in or after December 2010. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s nominees. Each of management’s nominees for director as listed in the Proxy Statement was elected.

The voting tabulation on the election of directors was as follows:

Director	Shares Voted “FOR”	Shares Voted “WITHHOLD”
Donald R. Fogle, D.V.M.	1182	29
Scott A. Shuey, D.V.M.	1182	29
Vicky Wilkey, D.V.M.	1174	37

The Company has historically held the annual meeting of shareholders in the month of December. In 2008, the Company held its Annual Meeting in February. Accordingly, Class I directors serve until the annual meeting of shareholders held in or after December 2009 and include Eileen Sam Holly Morris, D.V.M., and Thomas E. Wakefield, D.V.M. Class III directors serve until the next annual meeting and include G.W. Buckaloo, Jr., D.V.M., Donald R. Fogle, D.V.M., Tom Latta, D.V.M., and William Swartz, D.V.M. The Board also has a non-shareholder member, A. Donald Janezic, Jr., who serves until the next annual meeting.

ITEM 5:	OTHER INFORMATION

The following disclosure is provided pursuant to item 8.01 of Form 8-K:

The Company’s Board of Directors recently has met to discuss the exploration of several alternatives for the Company, including the possible merger or sale of some or all of the assets of the Company and its subsidiaries.

There can be no assurances that the Company will successfully complete any merger or sale with any other company. The Company does not intend to disclose developments regarding the Board discussions except as otherwise required by law.

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

Date: March 11, 2008

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO

By:	/s/ Neal B. Soderquist
Neal B. Soderquist, Vice President and CFO