Form 10-Q
period 2008-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2008-06-12
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

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
“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-accelerated Filer	☒
Smaller reporting company		☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).

Yes	☐	No	☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 31, 2008).

Common Stock, $1.00 par value, 2,039

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED APRIL 30, 2008

PART 1: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Balance Sheets

As of April 30, 2008 (unaudited) and July 31, 2007

(in thousands, except share data)

	April 30,	July 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$3,614	$1,111
Accounts receivable, less allowance for doubtful
accounts $493 and $515, respectively	33,149	24,754
Accounts receivable, related parties	4,063	3,876
Inventory, less allowance for obsolete inventory $126 and
$127, respectively	49,818	43,084
Deferred tax asset	644	653
Other current assets	1,009	555
Total current assets	92,297	74,033
NET PROPERTY AND EQUIPMENT	10,424	10,172
OTHER ASSETS
Intangible assets, less accumulated
amortization, $6 and $24, respectively	34	37
Investment in unconsolidated affiliates	2,025	2,092
Cash value of life insurance	2,337	1,886
Deferred tax asset	185	22
Other assets	1	2
Total other assets	4,582	4,039
TOTAL ASSETS	$107,303	$88,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$21,818	$11,946
Current portion of long-term debt and capital lease obligation	365	400
Accounts payable	48,388	40,549
Accounts payable, related parties	1,943	1,559
Other current liabilities	4,158	4,796
Total current liabilities	76,672	59,250
LONG-TERM LIABILITIES
Long-term debt
less current portion	3,860	4,133
Accrued retirement benefits	2,855	2,628
Total long-term liabilities	6,715	6,761
TOTAL LIABILITIES	83,387	66,011

COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 9

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued
and outstanding, 2,039 shares and 2,068, respectively	2	2
Paid-in capital	6,050	6,112
Retained earnings	18,232	16,507
Accumulated other comprehensive loss	(368)	(388)
Total stockholders’ equity	23,916	22,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$107,303	$88,244

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Income and Comprehensive Income

Three and Nine Month Periods Ended April 30, 2008 and 2007

(unaudited)

(in thousands, except share data)

	Three Months Ended	Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2008	2007	2008	2007

NET SALES AND OTHER REVENUE	$82,683	$78,520	$263,300	$255,814

COST OF SALES	71,680	69,158	229,838	225,607

Gross profit	11,003	9,362	33,462	30,207

OPERATING GENERAL AND
ADMINISTRATIVE EXPENSES	10,359	8,678	29,880	27,231

Operating income	644	684	3,582	2,976

OTHER INCOME (EXPENSE)
Interest income	84	69	245	182
Interest expense	(317)	(600)	(1,091)	(1,414)
Other	1	2	1	2
Equity in earnings of unconsolidated affiliate	-	-	(36)	-
Other expense – net	(232)	(529)	(881)	(1,230)

Income before taxes	412	155	2,701	1,746

Income tax expense	164	70	976	774

NET INCOME	$248	$85	$1,725	$972

EARNINGS PER COMMON SHARE	$121.87	$41.78	$842.02	$477.33

Weighted average common shares
outstanding	2,040	2,030	2,049	2,036

COMPREHENSIVE INCOME
Net income	$248	$85	$1,725	$972
Other comprehensive income:
Adjustment for net periodic pension
benefit cost, net of tax	7	-	19	-
Total comprehensive income	$255	$85	$1,744	$972

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$10,346	$11,867	$29,858	$32,234

Purchases – related parties	$2,753	$2,949	$9,873	$10,001

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

Nine Month Periods Ended April 30, 2008 and 2007

(unaudited)

(in thousands, except share data)

	April 30,	April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,725	$972
Adjustments to reconcile net income to net cash
from operating activities:
Depreciation and amortization	1,233	1,052
(Gain)/Loss on disposal of assets	(1)	(2)
Retirement benefits	246	258
Cash value of life insurance	(451)	(392)
Deferred income tax	(154)	(276)
Allowance for doubtful accounts	(22)	9
Allowance for obsolete inventory	(1)	20
(Earnings) loss from affiliates	36	-
(Increase) decrease in:
Receivables	(8,560)	(11,658)
Inventory	(6,734)	(19,145)
Other current assets	(454)	783
Intangible assets	-	(36)
Other assets	1	(1)
Increase (decrease) in:
Accounts payable	8,225	8,154
Other liabilities	(637)	743
Total adjustments	(7,273)	(20,491)

Net cash consumed by operating activities	(5,548)	(19,519)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(1,483)	(1,090)
Proceeds from the sale of fixed assets	1	2
Purchase of investments	(9)	(24)
Sale of investments	40	-
Net cash consumed by investing activities	(1,451)	(1,112)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings (repayment)	9,872	21,172
Payments on long-term debt and capital lease obligation	(308)	(5,147)
Proceeds from long-term debt	-	4,666
Net payments from issuance (redemption) of common stock	(62)	(8)
Net cash provided by financing activities	9,502	20,683
Net increase (decrease) in cash	2,503	52
Cash at beginning of year	1,111	2,521
Cash at end of period	$3,614	$2,573
Supplemental disclosure of cash flow information:
Interest paid	$1,145	$1,304
Income taxes paid	$1,879	$912

See notes to the consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2008 (unaudited)

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

The consolidated balance sheet of the Company as of July 31, 2007 has been derived from the audited consolidated balance sheet of the Company as of that date. These consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 2 to the Consolidated Financial Statements included on Form 10-K referred to above.

The results of operations and cash flows for the nine months ended April 30, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2008 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period’s presentation.

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

April 30, 2008 (unaudited)

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

In February 2008, the FASB Emerging Issues Task Force (EITF) issued EITF Issue No. 08-1, Revenue Recognition for a Single Unit of Accounting. This guidance applies to a single unit of accounting (consisting of either a single deliverable or multiple deliverables) within a revenue arrangement. However, if all of the deliverables within the unit of accounting are within the scope of other authoritative literature that provides attribution guidance then it would be acceptable to use a Multiple Attribution Model to account for a single unit of accounting consisting of a single deliverable. The staff at EITF recommends that this issue be effective for fiscal years beginning after December 15, 2008. The adoption of this issue is not expected to have material effect on the Company’s financial position, cash flows or results of operations.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement will not result in a change in current practice. It is the Company (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consist of the following:

	April 30,	July 31,
	2008	2007
Land	$1,762	$1,762
Buildings	5,185	5,114
Leasehold improvements	636	636
Equipment	10,286	9,624
	17,869	17,136
Less – Accumulated depreciation	8,328	7,100
	9,541	10,036
Construction in progress	883	136
Net property, plant, and equipment	$10,424	$10,172

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2008 (unaudited)

(in thousands, except share data)

NOTE 4 – LINE OF CREDIT:

The Company has a revolving line of credit that provides for borrowings up to $40,000 with First National Bank (FNB) and is scheduled to expire in December 2009. The short-term borrowing amounts outstanding under this credit facility were $21,818 and $11,946 at April 30, 2008 and July 31, 2007, respectively. Under the current credit agreement, interest is payable at 1.25% or 1.50% over the London InterBank Offered Rate (LIBOR), depending on the Company’s leverage ratio. The weighted average interest rates of borrowing outstanding under the revolving credit agreements were 5.59% and 6.75% at April 30, 2008 and July 31, 2007, respectively. The average dollar amounts of the borrowing were $19,911 and $21,373 for the nine month period ended April 30, 2008 and for the year ended July 31, 2007, respectively. The line of credit is secured by substantially all of the Company’s assets.

The debt and credit agreements contain certain covenants related to financial ratios as well as restricting the Company from paying dividends. The Company was in compliance with all covenants under the borrowing agreements at April 30, 2008 and July 31, 2007.

NOTE 5 – EARNINGS PER SHARE:

SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 2,040 and 2,030 for the three month period ending April 30, 2008 and 2007, respectively. The weighted average number of common shares outstanding for the nine month period ending April 30, 2008 and 2007 was 2,049 and 2,036, respectively.

NOTE 6 – COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1. Issued and outstanding shares amounted to 2,039 at April 30, 2008 and 2,068 at July 31, 2007. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.

There were 0 and 13 Common Shares subscribed but unissued as of April 30, 2008 and July 31, 2007, respectively. The amounts receivable on these shares reduced paid-in capital by $0 and $25 at April 30, 2008 and July 31, 2007, respectively. Accounts receivable arising from common stock are presented as a deduction from paid-in capital to the extent such receivables were not paid in cash prior to the date of the report. No finance charges have been generated on any existing payment plan for any common share.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of a resolution of any particular uncertain tax position, we believe that our accrual for income taxes reflects the most probable outcome. With few exceptions, the Company is no

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2008 (unaudited)

(in thousands, except share data)

NOTE 7 – INCOME TAXES (continued):

longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years prior to July 31, 2005. The Company was examined by the IRS for fiscal year July 31, 2004, which resulted in no change to the federal tax return. The IRS requested an examination for fiscal year July 31, 2005; however, upon consideration of the facts in the prior examination, the examination was cancelled.

The Company’s policy is to classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, or penalty relating to tax uncertainties recognized in the Consolidated Statements of Income and Comprehensive Income for the three and nine months ended April 30, 2008. There were no accrued interest and penalties related to income tax uncertainties reported on the Consolidated Balance Sheet at April 30, 2008.

NOTE 8 – POST RETIREMENT BENEFITS:

For the nine months ended April 30, 2008 and 2007, benefits accrued and expensed were $258 and $258, respectively. The plan is an unfunded Supplemental Executive Retirement Plan (SERP) and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,221 and $1,772 at April 30, 2008 and July 31, 2007, respectively.

Net periodic benefit costs for the Company’s SERP for the three and nine months ended April 30, 2008 and April 30, 2007 include the following components:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Service cost	$35	$36	$104	$108
Interest cost	41	37	123	112
Amortization of prior losses	1	3	5	10
Amortization of unrecognized prior service cost	9	10	26	28

Net periodic benefit cost	$86	$86	$258	$258

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES:

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but is not obligated to, repurchase such shares. See Note 6 for additional information.

Major Customer, Major Suppliers and Credit Concentrations – Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 9.2% and 15.0% of the Company’s receivables at April 30, 2008 and July 31, 2007, respectively. Two vendors comprised 43.3% and 6.4% of all purchases for the nine month period ended April 30, 2008. Two vendors comprised 41.5% and 6.7% of all purchases for the year ended July 31, 2007.

Agreements – The Company executed a loan agreement dated November 14, 2006 and related loan documents with First National Bank of Omaha (FNB), a national banking association. The obligations of the Company and its subsidiaries under the loan agreement and loan documents commenced November 16, 2006, and are joint and several.

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2008 (unaudited)

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

The loan agreement imposes certain financial covenants, and the Company shall not, without the consent of FNB, permit its minimum tangible net worth to be less than $17,000 or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Events of default include, among other things, the Company’s failure (i) to pay amounts due when due and (ii) to perform any material condition or to comply with any material promise or covenant of the loan agreement or any of the loan documents. The revolving note and term note are secured by substantially all of the assets of the Company, including the Company’s headquarters in Omaha. The Company is also currently restricted from paying dividends by these credit facilities.

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

On August 9, 2007, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement to logistics and other operational services. The Company and SERVCO agreed to extend the agreement through June 30, 2008. The agreement to logistics and other operational services with the Company and SERVCO will expire on June 30, 2008.

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

April 30, 2008 (unaudited)

(in thousands, except share data)

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

products that the Company acquires from Hill’s including but not limited to Hill’s Prescription Diet and Hill’s Science Diet, together with all proceeds from the sale of such branded products.

NOTE 10 – SEGMENT INFORMATION:

The Company has three reportable segments: Wholesale Distribution, Logistics Services and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. This segment distributes products primarily to licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business – to - business type transactions. The Logistics Services segment distributes products primarily to other animal health companies. The Direct Customer Services segment acts as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

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

PROFESSIONAL VETERINARY PRODUCTS, LTD. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

April 30, 2008 (unaudited)

(in thousands, except share data)

NOTE 10 – SEGMENT INFORMATION (continued):

The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended
April 30, 2008
Net sales and other revenue	$82,392	$96	$13,866	$(13,671)	$82,683
Cost of sales	73,220	81	12,396	(14,017)	71,680
Operating, general and
administrative expenses	8,516	-	1,843	-	10,359
Operating income	656	15	(373)	346	644
Income before taxes	$412	$15	$(361)	$346	$412

Three months ended
April 30, 2007
Net sales and other revenue	$77,755	$72	$11,063	$(10,370)	$78,520
Cost of sales	70,045	62	9,769	(10,718)	69,158
Operating, general and
administrative expenses	7,037	-	1,641	-	8,678
Operating income	675	10	(348)	347	684
Income before taxes	$156	$10	$(358)	$347	$155

Nine months ended
April 30, 2008
Net sales and other revenue	$263,349	$1,360	$50,598	$(52,007)	$263,300
Cost of sales	235,477	1,419	44,360	(51,418)	229,838
Operating, general and
administrative expenses	24,282	-	5,598	-	29,880
Operating income	3,590	(59)	640	(589)	3,582
Income before taxes	$2,701	$(59)	$648	$(589)	$2,701
Business segment assets	$106,314	$335	$14,399	$(13,745)	$107,303

Nine months ended
April 30, 2007
Net sales and other revenue	$253,458	$212	$45,294	$(43,150)	$255,814
Cost of sales	228,429	178	39,980	(42,980)	225,607
Operating, general and
administrative expenses	22,079	-	5,152	-	27,231
Operating income	2,951	34	161	(170)	2,976
Income before taxes	$1,746	$34	$136	$(170)	$1,746
Business segment assets	$105,927	$380	$14,563	$(13,978)	$106,892

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

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

We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 16.0% of our sales and other revenue from our direct customer services segment for the nine month period ending April 30, 2008.

During the quarter ended April 30, 2008, the Company’s net sales and other revenues increased by $4.2 million and gross profit increased $1.6 million or 17.5% compared to the prior period. The gross profit increase was primarily due to the decrease in the shareholder rebate of $1.5 million and an increase in sales margin and vendor sales and purchases incentives of $0.6 million. This increase was offset primarily due to an increase in freight expense of $0.5 million. Shareholder rebates are calculated in the discretion of management and are based on the margin from eligible purchases by the shareholder during the period. If accrued, rebates are made on a pro rata basis to each shareholder based on the aggregate margin from all shareholders during the period and are netted against sales and accounts receivable. For the quarter, net income increased by $0.2 million to $0.3 million compared to $0.1 million in the prior comparative period. The net income increase was primarily due to an increase in gross profit of $1.6 million as a result of an increase of $0.1 million in agency commission, a $1.5 million decrease in the shareholder rebate, and a decrease in interest expense of $0.3 million. Partially offsetting this increase was an increase in operations and maintenance expense of $1.7 million. In the discretion of management, the Company did not accrue any shareholder performance rebate for the three month period ended April 30, 2008. In the prior comparative period, the Company accrued $1.5 million. Despite the Company’s positive performance, management determined that it is in the Company’s best interest to retain net income for on-going business needs, rather than shareholder rebates.

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

Current Assets

During the nine month period ending April 30, 2008, the Company’s current assets increased $18.3 million primarily due to increased accounts receivable of $8.6 million and an increase in inventory of $6.7 million, which resulted from fewer cash receipts from customers and an increase in product purchased from vendors.

Current Liabilities

During the nine month period ending April 30, 2008, the Company’s current liabilities increased $17.4 million primarily due to an increase in notes payable of $9.9 million and an increase in accounts payable of $7.8 million. The accounts payable increase reflects higher quarter end inventory levels as compared to the end of the previous fiscal year end.

Results of Operations

The following discussion is based on the historical results of operations for the three month and nine month periods ended April 30, 2008 and 2007.

Summary Consolidated Results of Operations Table For Three Months Ended April 30, 2008

	Three Months Ended
	April 30,
	(in thousands)
	2008	2007
Net sales and other revenue	$82,683	$78,520
Cost of sales	71,680	69,158
Gross profit	11,003	9,362
Operating, general and administrative expenses	10,359	8,678
Operating income	644	684
Interest expense, net	(233)	(531)
Other	1	2
Other expense, net	(232)	(529)
Income before taxes	412	155
Income tax expense	164	70
Net income	$248	$85

Three months ended April 30, 2008 as compared to three months ended April 30, 2007

Net sales and other revenue for the three month period ending April 30, 2008 increased $4.2 million to $82.7 million compared to $78.5 million for the same period the previous year. The increase in net sales and other revenue resulted primarily due to an increase in sales to existing customers of $1.8 million, an increase in sales to new customers of $0.8 million, an increase in agency commission of $0.1 million and a decrease in shareholder rebate of $1.5 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate decreased $1.5 million, compared to the prior period, and is netted against sales and accounts receivable on the Company’s financial statements. Such rebates are calculated in the discretion of management and are based on the margin from eligible purchases by the shareholder during the period. If accrued, such rebates are made on a pro rata basis to each shareholder based on the aggregate of all shareholders during the period.

Cost of sales for the three month period ending April 30, 2008 increased $2.5 million to $71.7 million compared to $69.2 million for the same period the previous year. This increase is primarily attributable to an increase in cost of goods sold of $2.4 million and a decrease in vendor sales and purchase incentives of $0.1 million. Cost of sales includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

Gross profit for the three month period ending April 30, 2008 increased $1.6 million to $11.0 million compared to $9.4 million for the same period the previous year. This increase is primarily attributable to the increase in agency commissions of $0.1 million and a decrease in the shareholder rebate of $1.5 million. Gross profit as a percentage of net sales and other revenue was 13.3% compared to 11.9% for the same period the previous year.

Operating, general and administrative expenses for the three month period ending April 30, 2008 increased $1.7 million to $10.4 million compared to $8.7 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from increases in payroll, payroll taxes and employee benefits of $0.7 million, professional services of $0.3 million, computer support and supplies expense of $0.3 million, directors’ fees and expense of $0.1 million, employee education of $0.1 million, depreciation expense of $0.1 million, and a decrease in billable marketing income of $0.1 million. These expenses as a percentage of net sales and other revenue were 12.5% compared to 11.1% for the same period the previous year.

Operating income for the three month period ending April 30, 2008 decreased nominally compared to the same period the previous year.

The Company’s other income and (expense) was $(0.2) million for the three month period ending April 30, 2008, compared to $(0.5) million for the same period the previous year. Interest expense decreased to $0.3 million for the three month period ending April 30, 2008, from $0.6 million for the same period in the previous year while interest income increased to $84 thousand compared to $69 thousand in the prior period. The decrease in the Company’s other income and (expense) resulted primarily from a decrease in interest expense of $0.3 million on outstanding debt and a slight increase in interest income. The increase in interest income resulted from an increase in the finance charges on past due accounts receivable of $15 thousand.

Net income increased by $0.2 million to $0.3 million compared to $0.1 million for the same period the previous year. The net income increase was primarily due to a decrease in interest expense of $0.3 million. Partially offsetting this increase was an increase in income tax expense of $0.1 million.

Operating Segments – Three months ended April 30, 2008 as compared to three months ended April 30, 2007

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

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 10 of the Company’s Consolidated Financial Statements at April 30, 2008.

Wholesale Distribution

Net sales and other revenue for the three month period ending April 30, 2008 increased by 5.9% or $4.6 million. Net sales and other revenue for the three month period ending April 30, 2008 totaled $82.4 million compared to $77.8 million for the same three month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily from an increase in sales to existing customers of $3.0 million, an increase in agency commission of $0.1 million, and a decrease in the shareholder rebate of $1.5 million. The Company’s shareholder rebate decreased $1.5 million, compared to the prior period, and is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the three month period ending April 30, 2008 increased $3.2 million to $73.2 million compared to $70.0 million for the same period the previous year. This increase is primarily attributable to an increase in cost of goods sold of $3.1 million and a decrease in vendor sales and purchase incentives of $0.1 million. Cost of sales includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

Gross profit increased by $1.5 million to $9.2 million from $7.7 million for the same three month period in the prior fiscal year. This increase is primarily attributable to the decrease in the shareholder rebate of $1.5 million. Gross profit as a percentage of total revenue was 11.1% for the three month period ending April 30, 2008 compared to 9.9% for the same three month period in the previous year.

Operating, general and administrative expenses increased by $1.5 million to $8.5 million for the three month period ending April 30, 2008 compared to $7.0 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from increases in payroll, payroll taxes, and employee benefits of $0.5 million, professional services of $0.3 million, computer support and supplies expense of $0.3 million, directors’ fees and expense of $0.1 million, employee education of $0.1 million, bad debt expense of $0.1 million, and a decrease in billable marketing income of $0.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2008 was 10.3% compared to 9.1% for the three month period ended April 30, 2007.

Operating income for the three month period ending April 30, 2008 decreased nominally compared to the same period the previous year.

Logistics Services

Net sales and other revenue for the three month period ending April 30, 2008 increased by $24 thousand. Net sales and other revenue for the three month period ending April 30, 2008 totaled $96 thousand compared to $72 thousand for the same period in the previous fiscal year. This increase is primarily attributable to the increased sales to other animal health wholesalers.

Cost of sales for the three month period ending April 30, 2008 increased $19 thousand to $81 thousand compared to $62 thousand from the same period the previous year. This increase is primarily attributable to increased cost of goods sold of $19 thousand. The cost of goods sold includes the Company’s inventory product cost.

Gross profit increased by $5 thousand to $15 thousand during the three month period ending April 30, 2008 compared to $10 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 15.6% for the three month period ending April 30, 2008 compared to 13.9% for the three month period ended April 30, 2007.

Operating, general and administrative expenses are nominal for this segment and for the three month periods ended April 30, 2008 and 2007.

Operating income increased by $5 thousand to $15 thousand for the three month period ending April 30, 2008 compared to $10 thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit.

Direct Customer Services

Net sales and other revenue for the three month period ending April 30, 2008 increased by 25.3% or $2.8 million. Net sales and other revenue for the three month period ending April 30, 2008 totaled $13.9 million compared to $11.1 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $0.8 million and an increase in sales to existing customers of $2.0 million.

Cost of sales for the three month period ending April 30, 2008 increased by $2.6 million to $12.4 million compared to $9.8 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $2.6 million. Cost of sales includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

Gross profit increased by $0.2 million to $1.5 million in the three month period ending April 30, 2008 compared to $1.3 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in vendor sales and purchase incentives earned of $0.4 million. Partially offsetting this increase was an increase in sales discounts and freight expense of $0.2 million. Gross profit as a percentage of total revenue was 10.6% for the three month period ending April 30, 2008 compared to 11.7% for the three month period ending April 30, 2007.

Operating, general and administrative expenses increased by $0.2 million to $1.8 million for the three month period ending April 30, 2008 compared to $1.6 million for the period in the prior year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2008 were 13.3% and compared to 14.8% during the same three month period ending April 30, 2007.

Operating loss for the three month period ending April 30, 2008 increased nominally compared to the same period the previous year.

Summary Consolidated Results of Operations Table for nine months ended April 30, 2008

	Nine Months Ended
	April 30,
	(in thousands)
	2008	2007
Net sales and other revenue	$263,300	$255,814
Cost of sales	229,838	225,607
Gross profit	33,462	30,207
Operating, general and administrative expenses	29,880	27,231
Operating income	3,582	2,976
Interest expense, net	(846)	(1,232)
Other	(35)	2
Other expense, net	(881)	(1,230)
Income before taxes	2,701	1,746
Income tax expense	976	774
Net income	$1,725	$972

Nine months ended April 30, 2008 as compared to nine months ended April 30, 2007

Net sales and other revenue for the nine month period ending April 30, 2008 increased $7.5 million to $263.3 million compared to $255.8 million for the same period the previous year. The increase in net sales and other revenue resulted primarily due to an increase in sales to new customers of $3.2 million, an increase in sales to existing customers of $0.7 million, an increase in agency commission of $0.6 million, and a decrease in the shareholder rebate of $3.0 million. The Company’s shareholder rebate decreased $3.0 million, compared to the prior period, and is netted against sales and accounts receivable on the Company’s financial statements. Such rebates are calculated in the discretion of management and are based on the margin from eligible purchases by the shareholder during the period. If accrued, such rebates are made on a pro rata basis to each shareholder based on the aggregate of all shareholders during the period.

Cost of sales for the nine month period ending April 30, 2008 increased $4.2 million to $229.8 million compared to $225.6 million for the same period the previous year. This increase is primarily attributable to increased cost of goods sold of $6.3 million. Partially offsetting this increase was an increase in vendor sales and purchase incentives earned of $2.1 million. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives. Sales performance incentives are recorded based on the terms of the contracts or programs with each vendor. Sales performance incentives are classified in the accompanying consolidated statements of income as a reduction to cost of goods sold at the time the sales performance measures are achieved.

Gross profit for the nine month period ending April 30, 2008 increased $3.3 million to $33.5 million compared to $30.2 million for the same period the previous year. This increase is primarily attributable to the decrease in the shareholder rebate of $3.0 million. Gross profit as a percentage of net sales and other revenue was 12.7% compared to 11.8% for the same period the previous year.

Operating, general and administrative expenses for the nine month period ending April 30, 2008 increased $2.7 million to $29.9 million compared to $27.2 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from increases in payroll, payroll taxes, and employee benefits of $0.7 million, professional services of $0.6 million, computer support and supplies expense of $0.5 million, employee education of $0.2 million, depreciation expense of $0.2 million, directors’ fees and expense of $0.1 million, communication expense of $0.1 million, and a decrease in billable marketing income of $0.3 million. These expenses as a percentage of net sales and other revenue were 11.3% compared to 10.6% for the same period the previous year.

Operating income for the nine month period ending April 30, 2008 increased $0.6 million to $3.6 million compared to $3.0 million for the same period the previous year. This increase is primarily attributable to the increase in gross profit margin of $3.3 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $2.7 million.

The Company’s other income and (expense) was $(.9) million for the nine month period ending April 30, 2008 compared to $(1.2) million for the same period the previous year. Interest expense decreased to $1.1 million for the nine month period ending April 30, 2008 from $1.4 million for the same period in the previous year while interest income increased to $245 thousand compared to $182 thousand in the prior period. The decrease in the Company’s other income and (expense) resulted primarily from a decrease in interest expense of $0.3 million due principally on outstanding debt. The increase in interest income resulted from an increase in the finance charges on past due accounts receivable of $63 thousand.

Net income increased by $0.7 million to $1.7 million compared to $1.0 million for the same period the previous year. The net income increase was primarily due to an increase in operating income of $0.6 million and a decrease in other expense of $0.3 million. Partially offsetting this increase was an increase in income tax expense of $0.2 million.

Operating Segments – Nine months ended April 30, 2008 compared to nine months ended April 30, 2007

Wholesale Distribution

Net sales and other revenue for the nine month period ending April 30, 2008 increased by 3.9% or $9.9 million. Net sales and other revenue for the nine month period ending April 30, 2008 totaled $263.4 million compared to $253.5 million for the same nine month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily because of an increase in sales to existing customers of $5.9 million, an increase in sales to new customers of $0.4 million, an increase in agency commission of $0.6 million, and a decrease in the shareholder rebate of $3.0 million. The Company’s shareholder rebate decreased $3.0 million, compared to the prior period, and is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales for the nine month period ending April 30, 2008 increased $7.1 million to $235.5 million compared to $228.4 million for the same period the previous year. This increase is primarily attributable to increased cost of goods sold of $9.3 million. Partially offsetting this increase was an increase in vendor sales and purchase incentives earned by the Company of $2.2 million. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

Gross profit increased by $2.9 million to $27.9 million compared to $25.0 million for the same nine month period in the prior fiscal year. This increase is primarily attributable to the decrease in the shareholder rebate of $3.0 million. Gross profit as a percentage of total revenue was 10.6% for the nine month period ending April 30, 2008 compared to 9.9% for the same nine month period in the previous year.

Operating, general and administrative expenses increased by $2.2 million to $24.3 million for the nine month period ending April 30, 2008 compared to $22.1 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from increases in payroll, payroll taxes, and employee benefits of $0.5 million, professional services of $0.6 million, computer support and supplies expense of $0.5 million, employee education of $0.2 million, depreciation expense of $0.2 million, directors’ fees and expense of

$0.1 million, and communication expense of $0.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2008 was 9.2% compared to 8.7% for the nine month period ended April 30, 2007.

Operating income increased by $0.7 million to $3.6 million for the nine month period ending April 30, 2008 compared to $2.9 million for the previous year. This increase is primarily attributable to the increase in gross margin of $2.9 million. Partially offsetting this increase was an increase in operating, general and administrative expenses of $2.2 million.

Logistics Services

Net sales and other revenue for the nine month period ending April 30, 2008 increased by $1.2 million. Net sales and other revenue for the nine month period ending April 30, 2008 totaled $1.4 million compared to $0.2 million for the same period in the previous fiscal year. This increase is primarily attributable to increased sales to other animal health wholesalers.

Cost of sales for the nine month period ending April 30, 2008 increased $1.2 million to $1.4 million compared to $0.2 million from the same period the previous year. This increase is primarily attributable to increased cost of goods sold of $1.2 million. The cost of goods sold includes the Company’s inventory product cost.

Gross profit decreased by $93 thousand to $(59) thousand during the nine month period ending April 30, 2008 compared to $34 thousand for the same period during the previous fiscal year. During the period, the Company sold a group of products below cost to reduce excess inventory levels of those items. Gross profit as a percentage of total revenue was (4.3)% for the nine month period ending April 31, 2008 compared to 16% for the nine month period ended April 30, 2007.

Operating, general and administrative expenses are nominal for this segment and for the nine month periods ended April 30, 2008 and 2007.

Operating income decreased by $93 thousand to $(59) thousand for the nine month period ending April 30, 2008 compared to $34 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

Direct Customer Services

Net sales and other revenue for the nine month period ending April 30, 2008 increased by 11.7% or $5.3 million. Net sales and other revenue for the nine month period ending April 30, 2008 totaled $50.6 million compared to $45.3 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers of $2.8 million and an increase to existing customers of $2.5 million.

Cost of sales for the nine month period ending April 30, 2008 increased by $4.4 million to $44.4 million compared to $40.0 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $4.4 million. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

Gross profit increased by $0.9 million to $6.2 million in the nine month period ending April 30, 2008 compared to $5.3 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in margin and vendor sales and purchases incentives earned of $0.3 million and a decrease in freight expense of $0.5 million. Gross profit as a percentage of total revenue was 12.3% for the nine month period ending April 31, 2008 compared to 11.7% for the nine month period ended April 30, 2007.

Operating, general and administrative expenses increased by $0.5 million to $5.6 million for the nine month period ending April 30, 2008 compared to $5.1 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.3 million, an increase in mileage expense of $0.1 million, and a decrease in billable marketing income of $0.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2008 were 11.1% and compared to 11.3% during the same nine month period ending April 30, 2007.

Operating income increased by $0.4 million to $0.6 million for the nine month period ending April 30, 2008 compared to an operating income of $0.2 million for the same period in the previous year. This increase is primarily attributable to an increase in gross profit of $0.9 million. Partially offsetting this increase was an increase in operating expenses of $0.5 million.

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

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At the end of the nine month period ended April 30, 2008, there were no additional material commitments for capital expenditures other than those described below.

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

In April 2005, the Company signed a lease agreement with U.S. Bancorp Equipment Finance for voice picking equipment to be used in the Omaha, Nebraska and York, Pennsylvania facilities. The initial amount of the lease is in the amount of $207,996, with interest at 6.19% and monthly payments of $6,346 through April 2008. This lease agreement was paid in full in April 2008.

Effective October 1, 2005, the Company entered into an agreement to lease approximately 15,625 square feet in Hereford, Texas. The lease has an initial term of five years, ending on September 30, 2010. The Company also has the option to renew the initial term of the lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company uses the premises for storing and warehousing veterinary products. The lease payment is $4,818 per month.

In November 2006, the Company and its subsidiaries executed a Loan Agreement and related loan documents (collectively “Loan Documents”) with FNB, which replaced the Company’s prior Loan Agreement with U.S. Bank. The obligations of the Company and its subsidiaries under the Loan Documents commenced November 16, 2006, and are joint and several. Pursuant to the terms of the Loan Documents, FNB may loan to the Company and its subsidiaries up to $44.7 million, which includes a $40 million revolving loan facility and a $4.7 million term loan facility. The proceeds of such loan facilities were used to repay existing indebtedness of the Company owed to U.S. Bank and provide working capital support.

The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Payments with respect to the Term Note shall be as follows: (i) interest only in advance at the rate of $953 per day shall be due and payable for the period beginning on November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of April 30, 2008 and July 31, 2007, the Company had $4,225,304 and $4,477,542 outstanding on the Term Note, respectively.

FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to LIBOR as determined by FNB plus (i) 1.25% per annum when the leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the leverage ratio is more than 3.00 to 1.00. Upon the event of default, the Revolving Note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. As of April 30, 2008, the variable interest rate at which the Revolving Note accrued interest was 4.11%, and the Company had approximately $21.8 million outstanding thereunder.

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

On August 9, 2007, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement to logistics and other operational services. The Company and SERVCO agreed to extend the agreement through June 30, 2008. The agreement to logistics and other operational services with the Company and SERVCO will expire on June 30, 2008. Refer to the section titled, Major Customer, Major Suppliers and Credit Considerations, below.

On September 17, 2007, the Company entered into Amendment No. 1 to the loan agreement with FNB to permit the limitation on purchase money security liens. See Note 9 to the Consolidated Financial Statements.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. Net cash consumed in operating activities of $5.5 million for the nine month period ending April 30, 2008, was primarily attributable to an increase in accounts receivable of $8.6 million and an increase of $6.7 million in inventories, which was partially offset by an increase in accounts payable of $8.2 million. Net cash consumed in operating activities of $19.5 million for the nine month period ending April 30, 2007 was primarily attributable to an increase of $11.7 million in accounts receivable and an increase of $19.1 million in inventories, which was partially offset by an increase in accounts payable of $8.2 million.

Investing Activities. Net cash consumed by investing activities of $1.5 million for the nine month period ending April 30, 2008 was primarily attributable to investments in equipment and furniture, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.1 million for the nine month period ending April 30, 2007 was primarily attributable to investments in equipment and furniture, including the purchase of office furniture, computer software, warehouse and computer equipment.

Financing Activities. Net cash provided by financing activities of $9.5 million for the nine month period ending April 30, 2008, was primarily attributable to net loan proceeds. The loan proceeds were on the Company’s revolving line of credit. Net cash provided by financing activities of $20.7 million for the nine month period ending April 30, 2007, was primarily attributable to net loan proceeds. The majority of the loan proceeds were on the Company’s revolving line of credit.

Off-Balance Sheet Arrangements

At April 30, 2008, the Company did not have any off-balance sheet arrangements.

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

Revenue Recognition

The Company derives its revenue primarily from the sale of products and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The revenue from the “buy/sell” transactions are recorded at gross. Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is pervasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Inventories

Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.

Major Customer, Major Suppliers and Credit Considerations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 9.2% and 15.0% of the Company’s receivables at April 30, 2008, and July 31, 2007, respectively. Two vendors comprised 43.3% and 6.4% of all purchases for the nine month period ended April 30, 2008. Two vendors comprised 41.5% and 6.7% of all purchases for the year ended July 31, 2007.

The Company has been notified from the American Animal Hospital Association (AAHA) that the logistical services agreement with AAHA Services Corporation (SERVCO) will not be extended past its current termination date of June 30, 2008. Under this agreement the Company has provided logistical services to SERVCO customers through a program known as “AAHA MARKETLink.” This agreement provided revenue of $26.2 million for the nine month period ending April 30, 2008, which represents 10% of the Company’s total net sales and other revenue. The agreement provided revenue of $36.7 million, $39.0 million, and $37.8 million, which represented 10.7%, 10.6%, and 9.8% of the Company’s total net sales and other revenue for the fiscal years 2007, 2006, and 2005 respectively. In light of the termination of the logistical services agreement, the Company’s management will reevaluate the Company’s business plan for 2008-2009 fiscal year-end while continuing to aggressively pursue new business.

Income Taxes

The Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The Company expects an effective tax rate of approximately 38% to 39%. The effective rate for the nine month period ending April 30, 2008 was 36% compared to 44% for the same nine month period in the prior fiscal year. Through the fiscal year ending April 30, 2008, the effective rate was about 3% less than expected as a result of the recognition of the one time Federal Telephone Excise Tax Credit of $17 thousand and the recognition of over estimated state tax expense of $20 thousand. The Company uses an effective rate of 5% to calculate estimated state tax expense on a quarterly basis. Actual state tax expenses were realized on the Company’s state tax returns at an effective rate of 4.5% resulting in the $20 thousand over estimation which was recognized as an income tax benefit in the quarter ended October 31, 2007, at the time the actual information was available. Through the nine month period ending April 30, 2007, the effective tax rate was about 6% higher than expected primarily due to the underestimation of the impact of the cost segregation study on the 263(a) uniform capitalization computation. The cost segregation study was completed in September 2006 and the Internal Revenue Service Form 3115 was filed with the July 31, 2006 tax return in October 2006. The net effect on the income tax provision realized was recognized in the quarter ended January 31, 2007 and amounted to a $96 thousand or 6% increase in the effective tax rate. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. See Note 7 Income Taxes for additional details.

Other Intangible Assets

Annually, the Company subjects other identifiable intangible assets with indefinite lives to an impairment test, in accordance with accounting procedures generally accepted in the United States. Other intangible assets continue to be amortized over their useful lives.

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization of the loan origination fees is included in other expense - net on the Consolidated Statements of Income and Comprehensive Income.

Pension Accounting

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. As of July 31,

2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and in accordance therewith reflected the underfunded status of the plan in its balance sheet at such date. The Company adjusted the liability to reflect the current funded status of the plan. The gains or losses that arise during the period but are not recognized as components of net periodic benefit cost is recognized as a component of other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $646 thousand of unrecognized actuarial losses which arose during the period ended July 31, 2007 and a corresponding increase in the defined pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $258 thousand, were debited to other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the period ended July 31, 2007.

For the nine months ended April 30, 2008 and 2007, benefits accrued and expensed were $258 thousand and $258 thousand, respectively. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2.2 million and $1.8 million at April 30, 2008, and July 31, 2007, respectively.

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

In February 2008, the FASB Emerging Issues Task Force (EITF) issued EITF Issue No. 08-1, Revenue Recognition for a Single Unit of Accounting. This guidance applies to a single unit of accounting (consisting of either a single deliverable or multiple deliverables) within a revenue arrangement. However, if all of the deliverables within the unit of accounting are within the scope of other authoritative literature that provides attribution guidance then it would be acceptable to use a Multiple Attribution Model to account for a single unit of accounting consisting of a single deliverable. The staff at EITF recommends that this issue be effective for fiscal years beginning after December 15, 2008. The adoption of this issue is not expected to have material effect on the Company’s financial position, cash flows or results of operations.

In May 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). This statement will not result in a change in current practice. It is the Company (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. This statement is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.

The Company and its subsidiaries executed a Loan Agreement dated November 14, 2006, and related loan documents with First National Bank of Omaha, a national banking association (FNB). The obligations under the Loan Agreement and Loan Documents commenced November 16, 2006, and are joint and several.

Under the FNB Loan Agreement, the Company and its subsidiaries executed a Term Note in the amount of $4,666,000 which accrues interest at a fixed rate of 7.35% per annum and is scheduled to mature December 1, 2016. The Term Note is payable in 119 monthly installments of principal and interest in the amount of $55,282 through November 1, 2016. As of April 30, 2008, the Company had $4,225,304 outstanding on the Term Note.

The Company and its subsidiaries also executed a Revolving Note in the maximum aggregate amount of $40,000,000 and evidenced by a Revolving Note dated November 14, 2006. Advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to LIBOR as determined by FNB plus (i) 1.25% per annum when the leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of April 30, 2008, the variable rate at which the Revolving Note accrued interest was 4.11% and the Company had approximately $21.8 million outstanding thereunder.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in market interest rates. If interest rates on variable rate debt increased by .41 percentage points (a 10% change from the interest rate as of April 30, 2008), assuming no change in the Company’s outstanding balance under the line of credit (approximately $21.8 million as of April 30, 2008), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $90 thousand.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e)) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weaknesses, and believes that its disclosure controls and procedures were effective at April 30, 2008.

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

Changes in Internal Controls

During the quarter ended April 30, 2008, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

(a)        The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to April 30, 2008.

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

During the quarter ended April 30, 2008, the Company repurchased six (6) shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:(1)

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
February 1 – February 29, 2008	4	$3,000	-	2,041
March 1 – March 31, 2008	1	$3,000	-	2,040
April 1 – April 30, 2008	1	$3,000	-	2,039
Total:	6	$3,000	-	2,039

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

Date: June 12, 2008

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO (principal executive officer)

By:	/s/ Neal B. Soderquist
Neal B. Soderquist, Vice President and CFO (principal financial officer)