Form 10-K
period 2008-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2008-10-28
CIK 947425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934.

For the fiscal year ended July 31, 2008, or

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

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐Accelerated filer☐Non-accelerated filer☒

Smaller reporting company          ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of January 31, 2008, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $6,070,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2008, 2,026 shares of the Registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s 2009 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

		TABLE OF CONTENTS
		Page

PART I
	ITEM 1.	BUSINESS	1
	ITEM 1A.	RISK FACTORS	6
	ITEM 1B.	UNRESOLVED STAFF COMMENTS	13
	ITEM 2.	PROPERTIES	13
	ITEM 3.	LEGAL PROCEEDINGS	14
	ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14

PART II
	ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED
		STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
		SECURITIES	14
	ITEM 6.	SELECTED FINANCIAL DATA	15
	ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
		CONDITION AND RESULTS OF OPERATIONS	16
	ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
		RISK	27
	ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	28
	ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
		ACCOUNTING AND FINANCIAL DISCLOSURE	28
	ITEM 9A.	CONTROLS AND PROCEDURES	28
	ITEM 9B.	OTHER INFORMATION	30
PART III
	ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT AND	30
		CORPORATE GOVERNANCE
	ITEM 11.	EXECUTIVE COMPENSATION	30
	ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND	30
		MANAGEMENT AND RELATED SHAREHOLDER MATTERS
	ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND	30
		DIRECTOR INDEPENDENCE
	ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES	30
PART IV
	ITEM 15.	EXHIBITS, FINANCIAL STATEMENTS SCHEDULES	31
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

Overview

The Company is a leading wholesale distributor of animal health products to veterinarians and their related businesses. The Company distributes to its customers approximately 20,000 different products including biologicals, pharmaceuticals, parasiticides, instruments and equipment and also offers industry-exclusive programs on inventory and staff management. Approximately 14,000 products are inventoried for immediate shipment and the remaining items are either drop-shipped from the manufacturer to the customer or are special order items. The Company primarily sells branded products as marketed by the major animal health manufacturers and suppliers. The Company does not currently private label any products.

The Company operates through three operating segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items and accounted for approximately 84% of net sales and other revenue during fiscal year 2008. This segment distributes products to Company shareholders as well as other licensed veterinarians and businesses comprised of veterinarians. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segments” below and Note 11 of the Company’s 2008 Consolidated Financial Statements for quantitative segment information.

The Company’s business strategy is to be the leading supplier of animal health products to veterinarians and veterinary clinics by offering a complete assortment of items at competitive prices which are supported by superior levels of customer service. The Company believes this strategy provides it with a competitive advantage by combining the broad product selection with low prices and support from efficient operations. By purchasing products from the Company, veterinarians and veterinary clinics may reduce their product acquisition costs.

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

Initially, the Company distributed its products predominately to existing shareholders who were veterinarians or business entities established to deliver veterinary services and/or products in which medical decisions were made by licensed veterinarians. Each shareholder was and is limited to ownership of one share of common stock. Sales to non-shareholder customers have increased in recent years and have represented a significant source of revenue for the Company. In fiscal year 2008, net sales and other revenues to non-shareholders totaled $120 million or 35% of total net sales and other revenue.

The Company’s fiscal year begins on August 1 and concludes on July 31 of the following year.

Value-Added Services

The Company offers its customers and suppliers a comprehensive menu of value-added services. These services allow individual customers to choose various selections based on their individual needs such as on-line ordering, inventory management, employee management, pharmacy and special order fulfillment. The Company manages a database of all transactions so that its customers may maximize their participation in promotions frequently offered by suppliers. Customers are periodically apprised, either by phone or mailings, of their level of participation in these promotions. This promotional tracking service gives customers the option to maximize their participation in promotions, which may increase their profitability, increase Company sales and allow the customers to more effectively compete in certain markets.

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

The Company has Electronic Data Interchange (EDI) capability which provides the supplier with product sales and movement. The supplier is able to monitor sales activities, advertising effectiveness and market trends in an efficient manner. The Company also assists the manufacturer in the design of effective promotions. The historical transactional database and the promotional tracking service are unique tools that assist the manufacturer in tailoring effective promotions.

The Company has enhanced the customer relationship by utilizing e-commerce. E-commerce enables the customer to place orders on-line and view purchasing history 24 hours a day, seven days a week through the Company’s website.

In 2007, the Company launched Vets First Choice, a new online store and home delivery service. Vets First Choice enables veterinarians to meet the demands of third party clients without increasing their inventory costs.

Our Shareholders

As of July 31, 2008, the Company had 2,037 shareholders, all of whom were veterinarians or veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the southern United States. Our shareholders also are our primary customers.

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

Rebates to Shareholders

The Company has historically issued rebates to its shareholders. According to current practices of management, such rebates, if paid, are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements. Depending on several factors, there is no assurance that any rebate will be issued for a given fiscal year.

Corporate officers determine the amount, if any, to be returned to each shareholder. Such amounts shall not include any amounts which the officers conclude are required for the ongoing conduct or expansion of the Company’s business. If the Company elects to pay a rebate, the Company will issue to each shareholder an amount based upon the shareholders’ eligible product purchases from the Company. If a shareholder is entitled to a rebate, the shareholder shall be issued a credit memo at least once per fiscal year. The determination by the officers, upon approval of the Board of Directors, of whether or not a rebate is issued, the terms of the rebate and the communication of such terms to the shareholder constitutes an obligation on the part of the Company to issue the credit memo.

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

Company Subsidiaries

The Company has two direct wholly-owned subsidiaries: Exact Logistics, LLC (“Exact Logistics”) and ProConn, LLC (“ProConn”). Exact Logistics and ProConn were organized in the State of Nebraska on December 6, 2000 and are limited liability companies wholly-owned by the Company. The purpose of Exact Logistics is to provide logistics and distribution service operations for animal health vendors in business-to-business type transactions. Exact Logistics distributes products primarily to other animal health companies.

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

Operating Segments

The Company has three reportable segments: Wholesale Distribution (PVP), Direct Customer Services (ProConn), and Logistics Services (Exact Logistics). Additional information including the sales and operating profits of each operating segment and the identifiable assets attributable to each operating segment for each of the three years in the period ended July 31, 2008 is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 11 of the 2008 Consolidated Financial Statements.

Financial Information About Geographic Areas

All of the Company’s customers and assets are located in the United States. The Company does not export any products outside of the United States.

MARKETLink

In August 1999, the Company, American Animal Hospital Association (“AAHA”) and AAHA Services Corporation (“SERVCO”) d/b/a MARKETLink, a wholly-owned subsidiary of AAHA, entered into an agreement pursuant to which the Company became the logistics partner for MARKETLink. MARKETLink is a buying group and provides distribution services to its veterinary clinic members. AAHA has over 36,000 members who hold different jobs in various veterinary clinics, including veterinarians, technicians, managers, and client service specialists and who provide services to companion animals. AAHA established MARKETLink to improve the purchasing economics of its members’ practices by allowing members to buy animal health products at low average prices while maintaining or exceeding the level of service obtained by existing distributors. Through MARKETLink, members of AAHA are able to purchase products directly from MARKETLink at a cost savings.

Under the terms of the August 1999 Agreement, SERVCO had certain responsibilities, including, marketing the MARKETLink program, determining the mix, price, sales and shipping policies and line of products, and being responsible for all aspects of the credit approval, accounts receivable and collections in connection with the sale of MARKETLink products. The Company’s responsibilities included purchasing and managing the required inventory, paying all accounts payable and complying with other contract terms with manufacturers, suppliers or customers relating to shipping, receiving and billing for MARKETLink products, maintaining sales and service representatives for all in-bound and out-bound telephone sales necessary to process orders, cross-selling alternative products, implementing special promotional programs, and fulfilling and shipping all orders received via the Company’s MARKETLink sales and service representatives or the SERVCO email order entry system, including at the time of shipment a MARKETLink invoice in the shipment. In June 2000, the Company purchased a 20% interest in SERVCO for $1,500,000. After the transaction, the remaining 80% continued to be owned by AAHA. Lionel L.

Reilly, the Company’s CEO and President, previously served on the Board of Directors of SERVCO from 2000 – 2008.

The agreement between Company and SERVCO terminated according to its terms on June 30, 2008. This agreement accounted for $32.5 million of the Company’s revenues for the fiscal year ending July 31, 2008, which represents 9.6% of the Company’s total net sales and other revenue. In fiscal years 2007 and 2006, this agreement accounted for revenue of $36.7 million, and $39.0 million, representing 10.7% and 10.6% of the Company’s total net sales and other revenue, respectively. In light of the termination of the logistical services agreement, the Company’s management will reevaluate the Company’s business plan for 2008-2009 fiscal year-end while continuing to aggressively pursue new business.

On July 14, 2008, the Company entered into a Stock Purchase Agreement (“AAHA Agreement”) with AAHA and SERVCO pursuant to which the Company sold to AAHA all of its shares of common stock in SERVCO, which represented 20% of the total issued and outstanding shares of SERVCO for an aggregate purchase price of $1.4 million a loss of approximately $571,000. Effective at closing, the Company was no longer entitled to elect a board member on SERVCO’s Board of Directors, and Dr. Reilly, resigned as a director of SERVCO.

Customers and Suppliers

Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. Except for MARKETLink, no customer accounted for more than 5% of the Company’s total net sales and other revenue for fiscal 2008. The Company typically does not enter into long-term contracts with its customers. To offset the loss of any customers, the Company continually seeks to diversify its customer base.

The changing trends of veterinary medicine have resulted in a gradual shift toward the sale of more “companion animal” products which accounted for 45% of the Company’s revenues in fiscal year 2008. We believe that consolidation of small privately owned veterinary clinics is likely and will result in an increasing number of larger veterinary practice business units. As a result, the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.

There are two major types of transactions that affect the flow of products to the Company’s customers. The first transaction model is traditional “buy/sell” transactions that account for a significant majority of the Company’s business. In this type of transaction the customer places an order with the Company, which is then picked, packed, shipped, invoiced to the customer, followed by payment from the customer to the Company. There are a few product lines where the Company provides all transactional activities described above, except that the manufacturer retains title to the product. The manufacturer retains title in accordance with the distribution agreements for these products. The “consignment” transactions account for approximately 3% of the Company’s total net sales and other revenue. The Company inventories these products for the manufacturer but does not pay the manufacturer until the product is sold to the customer and reported to the manufacturer. The Company is responsible for maintaining insurance on the products but the value of the product is not included in the inventory for accounting purposes.

A second transaction model used by the Company is termed the “agency agreement.” Under this approach, the Company receives orders for products from its customers. The Company transmits the order to the manufacturer who then picks, packs, ships, invoices and collects payment from the customer. The Company receives a commission payment from the manufacturer for soliciting the order as well as for providing other customer service activities. The Company’s operating expenses associated with this type of sale may be lower than the traditional buy/sell transaction. This arrangement allows the manufacturer to establish and standardize the price of its products in the market. The mode of selling products to veterinarians is dictated by the manufacturer.

Product returns from our customers and to our suppliers occur in the ordinary course of business. The Company extends to its customers the same return of goods policies as extended to the Company by the various suppliers. The Company does not believe its operations will be adversely impacted due to the return of products.

Our two largest vendors comprised 41.1% and 7.2%, respectively, of all of the Company’s purchases for fiscal year 2008. Two vendors comprised 41.5% and 6.7%, respectively, of all of the Company’s purchases for fiscal year 2007. Management believes the loss of any major vendor may have a material adverse effect on our results of operation, including the loss of one or both of our two largest vendors. Currently, the Company believes that its relationships with its two largest vendors are good.

The Animal Health Industry

A national veterinary organization lists over 27,000 veterinary practices in the United States. There are nearly 60,000 veterinarians practicing in the various disciplines of veterinary medicine. Over three-quarters of the veterinarians in private clinical practice predominantly specialize in companion animal medicine. The Company provides products and services to this segment of business and intends to meet the product and supply needs of the private clinical practice specialized in this area. According to American Pet Products Manufacturer’s Association, 63% of U.S. households own a pet, which equates to 71 million households. Total spending on pets is expected to be nearly $43.4 billion, $16.9 billion is expected to be paid by pet owners for food, $10.9 billion for veterinary care, $10.3 billion for over the counter medicine and supplies, $2.1 billion for new live animal purchases, and lastly $3.2 billion for boarding and grooming.

Based on industry sources, 2007 animal health product sales increased about 11% of which 6%-7% was inflationary. The estimated sales for this category in the U.S. were more than $6 billion. The sales for pharmaceuticals were affected by the increase in external and internal parasiticides for companion animals. The sales for feed additives remained flat at $500 million in 2007. The sales of biologicals was essentially flat with any growth led predominantly by cats and dogs. It is anticipated that industry gains for 2008 will be driven by the continuing threat of animal disease, ongoing food safety concerns and the rapid growth in the pet population. Diagnostic chemicals and vaccines will be the fastest growing animal health products. Large animal producers, farms and households will help lead the market gains. In recent years, spending on companion animals, including dogs, cats and horses, has overtaken spending on farm animals. In 2007, companion animal products accounted for nearly $41.2 billion of the total sales in the industry.

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

On June 13, 2006, the FDA announced a new rule that would require pharmaceutical wholesalers to track who handles the drugs that they distribute. Under this new rule, the Company would have to supply a “pedigree” which is tracing every entity that has handled the drugs since they left the manufacturer. The new rule went into effect July 1, 2008. The pedigree can be in paper or electronic format which should include addresses and the lot number of the drugs. The FDA announced that for the first year the law is in effect, the FDA will implement enforcement based on the drug’s market value, whether it was used to treat a particularly serious condition and its history of counterfeit concerns. The Company was in compliance with the new pedigree requirements effective July 1, 2008.

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

Employees

As of July 31, 2008 the Company had 361 employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We believe that we have a stable and productive workforce and consider our relationships with our employees to be good.

Trademarks

The Company has federal registrations for the marks "PVP LTD." and design, "PVPL", and "PROCONN". The Company uses the marks “EXACT LOGISTICS” and “VETS FIRST CHOICE” but does not have federal registration or applications pending with the United States Patent and Trademark Office for these marks. The Company believes that the marks are well recognized in the animal health products industry and by veterinarians and therefore are valuable assets. Once registered, the trademarks will be valid as long as they are in use and/or the registrations are properly maintained, and the marks have not been found to have become generic.

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

Failure to Manage Growth Could Impair Our Business

Our revenues increased from $298.9 million in fiscal 2003 to $339.8 million in fiscal 2008. It may be difficult to manage rapid growth in the future, and our future success depends on our ability to implement and/or maintain:

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

Loss of Key Personnel Could Harm Our Business

Our future success depends to a significant extent on the skills, experience and efforts of Company management and key members of its staff. The loss of any or all of these individuals could damage our business. In addition, we must continue to develop and retain a core group of individuals if we are to realize our goal of continued expansion and growth. We cannot assure you that we will be able to do so.

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

Entering into strategic relationships is complicated because some of our current manufacturers may decide to compete with us in the future. In addition, we may not be able to establish relationships with key participants in the veterinary distribution industry if we have established relationships with competitors of such participants. Consequently, it is important that we are perceived as independent of any particular customer or partner.

We do not have written agreements with all of our manufacturers, and some of our agreements with manufacturers are not long-term and run for one year. We may not be able to renew our existing agreements on favorable terms or at all. If we lose the right to distribute products under such agreements, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from manufacturers that we fail to continue with and erode our market share.

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

Many of our competitors have distribution strategies that directly compete with us. We have many competitors including Animal Health International, Inc., Butler Animal Health Supply, LLC, Lextron Animal Health, Inc., MWI Veterinary Supply Co., Webster Veterinary Supply, IVESCO LLC and other national, regional, local, and specialty distributors.

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

We May Not Be Able To Raise Needed Capital In the Future

To the extent that our existing sources of cash, plus any cash generated from operations, are insufficient to fund our activities, we may need to raise or borrow additional funds. If we issue additional stock to raise capital, your percentage of ownership in us would be reduced. Holders of debt would have rights, preferences or privileges senior to those you possess as a holder of our common stock. Additional financing may not be available when needed and, if such financing is available, it may not be available on terms favorable to us. In addition, if we borrow money, we will incur interest charges, which could negatively impact our profitability.

Our Substantial Leverage Could Harm Our Business By Limiting Our Available Cash and Our Access To Additional Capital

As of July 31, 2008, our total long-term debt (excluding current portions) was approximately $3.8 million, and we had $12.9 million outstanding under our revolving credit facility and an additional $27.1 million of borrowing capacity available under such facility. Our degree of leverage could have important consequences for you, including the following:

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

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to those of our competitors that are less leveraged;
•	we may be more vulnerable than a less-leveraged company to a downturn in general economic conditions or in our business; or
•	we may be unable to carry out capital spending that is important to our growth.

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

Our Variable Rate Indebtedness Subjects Us To Interest Rate Risk, Which Could Cause Our Debt Service Obligations To Increase Significantly

Certain of our borrowings, primarily borrowings under our revolving line of credit, are at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt for the year ended July 31, 2008 was approximately $12.9 million with related interest expense of $1.1 million. A 1% increase in the average interest rate would increase future interest expense by approximately $204 thousand per year assuming an average outstanding balance under the revolving line of credit of $20.4 million.

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

We Are Exposed To Potential Risks From Legislation Requiring Companies To Evaluate Controls Under Section 404 Of The Sarbanes-Oxley Act Of 2002

We have evaluated and tested our internal controls in order to allow management to report on and attest to, our internal controls, as required by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). We have incurred, and expect to incur expenses and a diversion of management’s time to meet the requirements of Section 404. If we are not able to continue to meet the requirements of Section 404 in a timely manner or with adequate compliance, we might be required to disclose material weaknesses if they develop or are uncovered and we may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission. Any such action could negatively impact the perception of the Company and our business. In addition, our internal controls may not prevent or detect all error and fraud. A control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable assurance that the objectives of the control system will be met. Our registered independent public accounting firm is required to attest to our internal controls, as required by Section 404, for our fiscal year ending July 31, 2010.

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

Consolidation in the Veterinary Distribution Business and Veterinary Practices May Decrease Our Revenues and Profitability

The consolidation in the veterinary distribution business could result in existing competitors increasing their market share. This could lead to greater pricing power, decrease our Company’s revenues and profitability, and increase the competition for our customers. Consolidation of the small, privately-held veterinary practices could result in an increasing number of larger veterinary practices, which could have increased purchasing leverage and the ability to negotiate lower product costs. This could reduce our operating margins and negatively impact our revenues and profitability. Any of these developments could result in increased marketing expenses and have a material adverse effect on our business, financial condition and results of operations.

Exclusivity Requirements and Failures to Continue Relationships With Vendors May Cause Us to Lose Access to Certain Products and Erode Our Market Share

We may not be able to establish or maintain our relationships with key vendors in the animal health industry if we have established relationships with competitors of these key vendors. We have written agreements with many of our vendors which includes Pfizer. Some of our agreements with our vendors are for one-year periods. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all.

In addition, during our course of negotiation of these agreements, certain vendors may require us to distribute their products on an exclusive basis which could cause us to forego distributing competing products that may also be profitable. In this situation the Company may be forced to project future sales of competing products so that we can elect to distribute the product that we believe will be more profitable. The Company’s projections may not be accurate, and we may be contractually prohibited from distributing products that gain market share at the expense of the products that we distribute. Competitors of ours could also obtain exclusive rights to market particular products which we would be unable to market. If we lose the right to distribute products under such agreements, or are required to exclusively distribute certain products at the expense of others that may be more profitable, we may lose access to certain products and lose a competitive advantage. Potential competitors could sell products from vendors that we fail to continue with and erode our market share.

Our Business, Financial Condition And Results of Operations Depend Upon Maintaining Our Relationships With Vendors

We currently distribute more than 20,000 products sourced from more than 300 vendors. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top two vendors, Pfizer, Fort Dodge Laboratories supplied products that accounted for approximately 48.3% of our product purchases for the fiscal year ended July 31, 2008.

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

Our Quarterly Operating Results May Fluctuate Significantly

Our quarterly revenues and operating results have varied significantly in the past and may continue to do so in the future. Rebates received from vendors have historically been the greatest during the quarter ending January 31. The timing of the receipt of our revenues is directly tied to the buying patterns of veterinarians related to certain medical procedures performed on production animals during the spring and fall months. These buying patterns also can be affected by vendors’ and distributors’ marketing programs launched during the summer months, which can result in veterinarians purchasing products earlier than they are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made.

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

On June 13, 2006, the FDA announced a new rule that would require pharmaceutical wholesalers to track who handles the drugs that they distribute. Under this new rule, the Company would have to supply a “pedigree” which is tracing every entity that has handled the drugs since they left the manufacturer. We strive to maintain compliance with the new pedigree requirements and other laws and regulations. However, if we are unable to maintain our active compliance with these laws and regulations, we could be subject to substantial fines or other restrictions on our ability to provide competitive distribution services, which could have an adverse impact on our financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Headquarters in Omaha, Nebraska

The Company owns a building that serves as its corporate headquarters and is nearly 100,000 square feet of open warehouse space and 40,000 square feet of finished office area. The building is a facility the Company constructed and completed in late 1999 and is located on 9.6 acres of land in a newly developed industrial subdivision of Omaha, Nebraska. The building and the land is subject to a first mortgage held by First National Bank of Omaha. In October 2002 the Company purchased 10 acres of land adjacent to the current corporate facility in Omaha, Nebraska for approximately $808 thousand in order to provide the Company with land available for future expansion of its Omaha facility.

York, Pennsylvania

On March 15, 2002, the Company signed a lease agreement with Kinsley Equities II Limited Partnership for 70,000 square feet of warehouse space in York, Pennsylvania. The initial term of the lease was five years. The Company uses this facility to ship products to its customers in that geographical area of the United States. In June 2003, the Company exercised an option to lease an additional 17,500 square feet of space in the York facility for a total of 87,500 square feet of leased space. In January 2007, the Company and Kinsley Equities II Limited Partnership extended the lease term from July 31, 2007 to July 31, 2010.

Hereford, Texas

Effective October 1, 2005, the Company entered into an agreement to lease approximately 15,625 square feet with two individuals who are residents of the State of Texas. Pursuant to the lease, the Company leases the premises located in a building, which contains approximately 15,625 rentable square feet, in Hereford, Texas. The lease has an initial term of five years, ending on September 30, 2010. The Company also has the option to renew the initial term of the lease for two successive three year periods by providing the landlord notice of its election to renew thirty days prior to the commencement of such renewal term. The Company uses the premises for storing and warehousing veterinary products.

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

No matters were submitted to a vote of security holders during the quarter ended July 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On September 30, 2008, there were 2,026 record holders of the Company’s common stock.

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

The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company’s business and therefore does not currently anticipate paying cash dividends in the foreseeable future. The Company has not sold any common stock which was not registered under the Securities Act of 1933 within the past three fiscal years ended July 31, 2008.

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

During the fourth quarter ended July 31, 2008, the Company repurchased two (2) shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
May 1 – May 31, 2008	-	$3,000	-	2,039
June 1 – June 30, 2008	1	$3,000	-	2,038
July 1 – July 31, 2008	1	$3,000	-	2,037
Total:	2	$3,000	-	2,037

(1)        The maximum number of shares that may be purchased by the Company varies from time to time due to the on-going redemption of shares.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected financial data for the Company for each of the five years ended July 31, 2008. The historical selected financial data are derived from the Company’s Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. All amounts are in thousands except per share data.

	2004	2005	2006	2007	2008
	(Restated)
Net sales and other revenues	$335,421	$387,249	$368,926	$342,699	$339,838

Operating income	$5,292	$4,610	$5,089	$5,500	$3,808
Net income	$2,978	$2,536	$2,392	$2,384	$1,428
Income per share:
Operating income	$4,421.11	$3,677.01	$3,611.71	$2,697.47	$1,860.88
Net income	$2,487.77	$2,022.61	$1,697.62	$1,169.27	$697.92
Redeemable common shares outstanding used in the calculation	1,197	1,254	--	--	--
Common shares outstanding used in the calculation	--	--	1,409	2,039	2,046

Total assets	$84,751	$85,266	$76,399	$88,244	$81,194

Total long-term obligations	$5,982	$5,109	$5,375	$6,761	$6,620

Total number of shares subject to mandatory redemption(1)	716	731	--	--	--

Total number of common shares	--	--	2,042	2,068	2,037

Total number of redeemable common shares(1)	1,236	1,288	--	--	--

(1) For additional information on the Company’s shares, see Note 5 to the 2008 Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Professional Veterinary Products, Ltd. provides distribution services of animal health products through three business segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. The Logistics Services segment provides logistics and distribution service operations for animal health vendors in business-to-business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer.

The Company’s Wholesale Distribution segment comprises the majority of its operations, representing approximately 84% of net sales and other revenue in fiscal 2008. Revenues are primarily earned by distributing products to veterinarians or veterinary practices. The main factor that impacts net sales is the Company’s ability to offer a broad product line through excellent and knowledgeable customer service. For 2008, the Direct Customer Services segment represented approximately 16% of net sales and other revenues.

The Company’s revenues increased from $298.9 million in fiscal year 2003 to $368.9 million in fiscal year 2006. In fiscal year 2007, revenues decreased by $26.2 million to $342.7 million, and in fiscal year 2008, decreased further by $2.9 million to $339.8 million. The Company distributes a majority of its products to shareholders but over time has increased its sales to non-shareholders. In fiscal year 2008, net sales and other revenue to shareholders totaled $220.5 million or 65% of total consolidated net sales and other revenue.

The Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions.

The Company has historically provided annual rebates to its shareholders. In fiscal 2007, the rebates were approximately $3.0 million. In fiscal 2008, management determined that no rebate would be used and that it is in the Company’s best interest to retain net income for on-going business needs, rather than shareholder rebates.

We believe that there is likely to be consolidation of the many small privately owned veterinary clinics, which will result in an increasing number of larger veterinary practice business units. As a result, we expect that the larger veterinary practices will have increased purchasing leverage and will negotiate for lower product costs which will reduce margins at the distribution level and impact Company revenue and net income.

Current Assets

Current assets decreased by $5.8 million to $68.2 million for fiscal year 2008 compared to $74.0 million for the previous year. This decrease was primarily due to a decrease in accounts receivable of $0.2 million and a decrease in inventory of $7.2 million, which resulted from an increase in cash receipts from customers and a decrease in product purchased from vendors. Offsetting this decrease was an increase in cash of $0.9 million and an increase in prepaid expenses of $0.7 million.

Current Liabilities

Current liabilities decreased by $8.3 million to $51.0 million for fiscal year 2008 compared to $59.3 million for the previous year. This decrease was primarily due to a decrease in accounts payable of $8.6 million resulting from decreased year end inventory levels and a decrease in other current liabilities of $0.7 million. Offsetting this decrease was an increase in the notes payable of $0.9 million.

Results of Operations

The following discussion is based on the historical results of operations for fiscal 2008, 2007 and 2006.

Summary Consolidated Results of Operations Table

	July 31, 2008	July 31, 2007	July 31, 2006

	(In Thousands)
Net sales and other revenue	$339,838	$342,699	$368,926
Cost of sales	295,596	301,122	328,961
Gross profit	44,242	41,577	39,965
Operating, general and administrative expenses	40,434	36,077	34,876
Operating income	3,808	5,500	5,089

Interest expense, net	(1,061)	(1,676)	(1,320)
Equity in earnings of unconsolidated affiliate	53	116	142
Loss on the sale of unconsolidated affiliate	(571)	-	-
Other income (expense)	1	(81)	(21)

Income before taxes	2,230	3,859	3,890
Income tax expense	802	1,475	1,498

Net income	$1,428	$2,384	$2,392

Beginning retained earnings	16,507	14,123	11,731

Ending retained earnings	$17,935	$16,507	$14,123

Net sales and other revenue were $339.8 million in 2008, $342.7 million in 2007 and $368.9 million in 2006. The decrease in net sales and other revenue in 2008 over 2007 resulted primarily from a decrease in sales to existing customers of $12.8 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding prior fiscal year, with the remaining customer base being considered an existing customer. Of this decrease, $4.3 million resulted from the termination of the logistical services agreement with SERVCO effective June 30, 2008. Partially offsetting this decrease were increases in sales to new customers of $6.1 million and in agency commission of $0.8 million. No rebate was paid in fiscal 2008, compared to rebate of $3.0 million issued in fiscal 2007. The rebate, if any, is netted against sales and accounts receivable on the Company’s financial statements.

The decrease in net sales and other revenue in 2007 over 2006 resulted primarily from a decrease in sales to existing customers of $40.2 million of which $21.5 million is a result of a vendor contract change. This change moved previously invoiced sales to a commission-based agency relationship. Under an agency relationship, when the Company receives orders for products from a customer, the Company transmits the order to the vendor, who then picks, packs, ships, invoices and collects for the products ordered. Partially offsetting this decrease was an increase in sales to new customers of $11.3 million. The Company’s shareholder rebate decreased $2.7 million, compared to the prior period.

Cost of sales were $295.6 million in 2008, $301.1 million in 2007 and $329.0 million in 2006. The decrease in cost of sales in 2008 over 2007 resulted primarily from a decrease in cost of goods sold of $5.5 million and an increase in vendor sales and purchase incentives of $2.7 million. Partially offsetting this decrease was an increase in freight expense of $2.8 million. The cost of sales sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives. Vendor sales and purchase incentives are recorded based on the terms of the contracts or programs with each vendor. Vendor sales and purchase incentives are classified in the accompanying consolidated statements of income as a reduction to cost of sales sold at the time of the performance measures are achieved. The decrease in cost of sales in 2007 over 2006 resulted primarily from a decrease in cost of goods sold of $29.5 million, a decrease in freight expense of $0.5 million, and a decrease in vendor sales and purchase incentives earned by the Company of $2.2 million.

Gross profit was $44.2 million in 2008, $41.6 million in 2007 and $40.0 million in 2006. The increase in gross profit in 2008 over 2007 resulted primarily from an increase in vendor sales and purchase incentives of $2.7 million. The increase in gross profit in 2007 over 2006 resulted primarily from an increase in agency sales commission of $1.8 million.

Operating, general and administrative expenses were $40.4 million in 2008, $36.1 million in 2007 and $34.9 million in 2006. The increase in operating, general and administrative expenses in 2008 over 2007 resulted primarily from an increase in the following: payroll, payroll taxes, and employee benefits of $1.6 million, computer supplies and support expense of $0.9 million, professional services of $0.9 million, employee reimbursed expenses of $0.3 million, depreciation expense $0.3 million, director’s fees and expenses of $0.1 million, employee education of $0.1 million, communication expense of $0.1 million, and credit card fees of $0.1 million. The increases in operating, general and administrative expenses resulted from the Company’s investment in technology to increase value to our customers and to the Company. The increase in operating, general and administrative expenses in 2007 over 2006 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.4 million, an increase in general marketing expense of $0.5 million, an increase in employee mileage expense of $0.4 million, and an increase in pharmacy fees of $0.2 million. Partially offsetting this increase were decreases in equipment expense of $0.1 million, computer support expense of $0.1 million, and operating supplies expense of $0.1 million.

Operating income was $3.8 million in 2008, $5.5 million in 2007 and $5.1 million in 2006. The decrease in operating income in 2008 over 2007 resulted primarily from an increase in operating, general and administrative expenses of $4.4 million. Offsetting this decrease was an increase in gross profit margin of $2.7 million. The increase in operating income in 2007 over 2006 resulted primarily from an increase in the gross profit margin of $1.6 million. Offsetting this increase was an increase in operating, general and administrative expenses of $1.2 million.

The Company’s other income and interest (expense) was $(1.6) million in 2008, $(1.6) million in 2007 and $(1.2) million in 2006. The Company’s other income and interest (expense) in 2008 over 2007 remained unchanged. The decrease in interest (expense) in 2008 over 2007 resulted primarily from a decrease in interest expense of $557 thousand which was due to a lower average interest rate in the period on outstanding debt. The increase in interest income in 2008 over 2007 resulted primarily from an increase in interest income of $58 thousand, which was a result of finance charges on past due accounts receivable. The sale of the SERVCO stock on July 14, 2008 resulted in a decrease in equity earnings of unconsolidated affiliates of $63 thousand in 2008 and an increase in the (loss) on the sale of unconsolidated affiliate of $571 thousand. The increase in the Company’s other income and interest

(expense) in 2007 over 2006 resulted primarily from an increase in interest expense of $247 thousand, which was due principally on outstanding debt, a decrease in the finance charges on past due accounts receivable of $109 thousand, a decrease to other income primarily attributable to assets sold of $60 thousand, and a decrease in equity earnings of unconsolidated affiliate of $26 thousand.

Contractual Obligations and Commitments

The Company’s contractual obligations (in thousands) at July 31, 2008 mature as follows:

	PAYMENTS DUE BY PERIOD
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Loans payable to banks	$12,860	$12,860	$-	$-	$-
Operating lease commitments	1,430	730	700	-	-
Supplemental Executive Retirement Plan	2,193	115	462	462	1,154
Long-term debt obligations (including current portion)(1)	5,553	663	1,990	1,990	910

Total contractual obligations(2)	$22,036	$14,368	$3,152	$2,452	$2,064

(1) Interest payments due on long-term debt for less than 1 year are $293, 1-3 years are $697, 3-5 years are $379, and after 5 years are $47.

(2) See Notes 7 and 10 of the Consolidated Financial Statements for additional information.

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

The Logistics Services segment provides logistics and distribution service operations for animal health vendors in business-to-business type transactions. The Logistics Services segment distributes products primarily to other animal health companies.

The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 11 of the Company’s 2008 Consolidated Financial Statements for additional quantitative segment information.

The following table summarizes the Company’s operations by business segment:

	Year Ended
	July 31, 2008	July 31, 2007	July 31, 2006
		(in thousands)
NET SALES AND OTHER REVENUE
Wholesale Distribution	$338,376	$338,535	$367,288
Logistics Services	1,452	306	426
Direct Customer Services	63,532	57,085	50,412
Eliminations	(63,522)	(53,227)	(49,200)
Consolidated Total	$339,838	$342,699	$368,926
COST OF SALES
Wholesale Distribution	301,511	303,949	333,513
Logistics Services	1,495	258	380
Direct Customer Services	55,780	50,001	43,387
Eliminations	(63,190)	(53,086)	(48,319)
Consolidated Total	$295,596	$301,122	$328,961
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
Wholesale Distribution	33,045	29,106	28,768
Logistics Services	-	-	-
Direct Customer Services	7,389	6,971	6,108
Eliminations	-	-	-
Consolidated Total	$40,434	$36,077	$34,876
BUSINESS SEGMENT ASSETS
Wholesale Distribution	$80,392	$87,297	$75,649
Logistics Services	351	394	346
Direct Customer Services	14,906	13,075	10,832
Eliminations	(14,455)	(12,522)	(10,428)
Consolidated Total	$81,194	$88,244	$76,399

Wholesale Distribution

Net sales and other revenue for our wholesale distribution segment were $338.4 million in 2008, $338.5 million in 2007 and $367.3 million in 2006. The decrease in net sales and other revenue in 2008 over 2007 resulted primarily because of a decrease in sales to existing customers of $14.8 million. Of this decrease $3.2 million was a result of the termination of the logistical services agreement with SERVCO effective June 30, 2008. Partially offsetting this decrease was an increase in sales to new customers of $0.5 million, an increase in sales in consolidated affiliates of $10.1 million, an increase in agency commission of $0.7 million, an increase in equity earnings of consolidated affiliates of $0.2 million, and an increase in miscellaneous income of $0.2 million. The Company’s shareholder rebate decreased $3.0 million, compared to the prior fiscal year-end, which is netted against sales and accounts receivable on the Company’s financial statements. The decrease in net sales and other revenue in 2007 over 2006 resulted primarily because of a decrease in sales to existing customers of $39.6 million of which $21.5 million was a result of vendor contract changes, a decrease in sales of unconsolidated affiliates of $2.3 million, and a decrease in equity earnings in consolidated affiliates of $0.7 million. Partially offsetting this decrease was an increase in sales to new customers of $4.2 million, an increase in sales to consolidated affiliates of $4.8 million, an increase in agency commission of $1.8 million, and an increase in miscellaneous income of $0.3 million. The Company’s shareholder rebate decreased $2.7 million, compared to the prior fiscal year-end, which is netted against sales and accounts receivable on the Company’s financial statements.

Cost of sales were $301.5 million in 2008, $303.9 million in 2007 and $333.5 million in 2006. The decrease in cost of sales in 2008 over 2007 resulted primarily from a decrease in cost of goods sold of $3.4 million and an increase in vendor sales and purchase incentives of $2.3 million. Partially offsetting this decrease was an increase in freight expense of $3.3 million. The cost of sales includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives. The decrease in cost of sales in 2007 over 2006 resulted primarily from a decrease in cost of goods sold of $30.4 million, a decrease in freight expense of $0.6 million, and a decrease in vendor sales and purchase incentives earned by the Company of $1.4 million.

Gross profit for our wholesale distribution segment was $36.9 million in 2008, $34.6 million in 2007 and $33.8 million in 2006. The increase in gross profit in 2008 over 2007 resulted primarily from an increase in vendor sales and purchase incentives of $2.3 million. The increase in gross profit in 2007 over 2006 resulted primarily from an increase in agency commission of $1.8 million and a decrease in freight expense of $0.6 million. This increase was offset primarily due to a decrease in vendor sales and purchase incentives of $1.4 million.

Operating, general and administrative expenses for our wholesale distribution segment were $33.1 million in 2008, $29.1 million in 2007 and $28.8 million in 2006. The increase in operating, general and administrative expense in 2008 over 2007 resulted primarily from an increases in the following: payroll, payroll taxes, and employee benefits of $0.9 million, professional services of $0.9 million, computer support and supplies expense of $0.9 million, depreciation expense of $0.2 million, director’s fees and expense of $0.1 million, employee education of $0.1 million, employee reimbursed expenses of $0.1 million, communication expense of $0.1 million, credit card fees of $0.1 million as well as a decrease in billable marketing income of $0.6 million. The increases in operating, general and administrative expenses resulted from the Company’s investment in technology in order to increase value to our customers and to the Company. The increase in operating, general and administrative expense in 2007 over 2006 resulted primarily from an increase in payroll, payroll taxes, and employee benefits of $0.4 million. This increase was offset primarily due to a decrease in credit card fees of $0.1 million.

Operating income for our wholesale distribution segment was $3.8 million in 2008, $5.5 million in 2007 and $5.0 million in 2006. The decrease in operating income from 2008 over 2007 resulted primarily from an increase in operating, general and administrative expenses of $4.0 million. Offsetting this decrease was an increase in gross profit margin of $2.3 million. The increase in operating income from 2007 over 2006 resulted primarily from an increase in gross profit margin of $0.8 million. Offsetting this increase was an increase in operating, general and administrative expenses of $0.3 million.

Assets decreased by $6.9 million to $80.4 million for fiscal year 2008 compared to $87.3 million for the previous year. This decrease was primarily due to a decrease in inventory of $8.7 million and a decrease in accounts receivable of $0.7 million of which was a result of an increase in cash receipts from customers and a decrease in product purchased from vendors. Partially offsetting this decrease was an increase in cash of $1.1 million, an increase in the cash value of life insurance of $.5 million, and an increase in income of consolidated affiliates of $.3 million.

Logistics Services

Net sales and other revenue for our logistic services segment were $1.4 million in 2008, $306 thousand in 2007 and $426 thousand in 2006. The increase in net sales and other revenue in 2008 over 2007 resulted primarily due to an increase in sales to other animal health wholesalers for additional companion animal products purchased. The decrease in net sales and other revenue in 2007 over 2006 resulted primarily due to decreased sales to other animal health wholesalers.

Cost of sales for our logistics services segment were $1.5 million in 2008, $258 thousand in 2007 and $380 thousand in 2006. The increase in cost of sales in 2008 over 2007 resulted primarily from an increase in cost of goods sold of $1.2 million. The decrease in cost of sales in 2007 over 2006 resulted primarily from a decrease in cost of goods sold of $123 thousand.

Gross profit (loss) for our logistic services segment was $(43) thousand in 2008, $48 thousand in 2007 and $46 thousand in 2006. The decrease in gross profit (loss) in 2008 over 2007 resulted primarily due to the decrease in gross profit margin. During the period, the Company sold a group of products below cost to reduce excess inventory levels of those items. The increase in gross profit in 2007 over 2006 resulted primarily due to the increase in gross profit margin.

Operating, general and administrative expenses for our logistic services segment are nominal.

Operating income (loss) for our logistic services segment was $(43) thousand in 2008, $48 thousand in 2007 and $46 thousand in 2006. The decrease in operating income (loss) in 2008 over 2007 resulted primarily from a decrease in gross profit margin of $91 thousand. The increase in operating income in 2007 over 2006 resulted primarily from an increase in gross profit margin of $2 thousand.

Assets decreased by $43 thousand to $351 thousand for fiscal year 2008 compared to $394 thousand for the previous year. This decrease was primarily due to a decrease in accounts receivable.

Direct Customer Services

Net sales and other revenue for our direct customer services segment were $63.5 million in 2008, $57.1 million in 2007 and $50.4 million in 2006. The increase in net sales and other revenue in 2008 over 2007 resulted primarily from an increase in sales to new customers of $4.5 million and an increase in sales to existing customers of $1.9 million. The increase in net sales and other revenue in 2007 over 2006 resulted primarily from an increase in sales to new customers of $7.1 million. Partially offsetting this increase was a decrease in sales to existing customers of $0.4 million.

Cost of sales were $55.8 million in 2008, $50.0 million in 2007 and $43.4 million in 2006. The increase in cost of sales in 2008 over 2007 resulted primarily from an increase in cost of goods sold of $6.8 million. Partially offsetting this increase was a decrease in freight expense of $0.5 million, and an increase in vendor purchases and sales incentives earned by the Company of $0.5 million. The cost of sales includes the Company’s inventory product cost and freight less vendor purchases and sales incentives. The increase in cost of sales in 2007 over 2006 resulted primarily from an increase in cost of goods sold of $5.7 million, an increase in freight expense of $0.1 million, and a decrease in vendor purchases and sales incentives earned by the Company of $0.8 million.

Gross profit for our direct customer services segment was $7.8 million in 2008, $7.1 million in 2007 and $7.0 million in 2006. The increase in gross profit in 2008 over 2007 resulted primarily from an increase in vendor sales and purchase incentives of $0.5 million and a decrease in freight expense of $0.5 million. Partially offsetting this increase was an increase in sales incentive discounts of $0.5 million. The increase in gross profit in 2007 over 2006 resulted primarily from an increase in purchase performance incentives of $0.1 million.

Operating, general and administrative expenses for our direct customer services segment were $7.4 million in 2008, $7.0 million in 2007 and $6.1 million in 2006. The increase in operating, general and administrative expenses in 2008 over 2007 resulted primarily from an increase in mileage reimbursement expense of $0.1 million and a decrease in billable marketing income of $0.3 million. The increase in operating, general and administrative expenses in 2007 over 2006 resulted primarily from an increase in mileage reimbursement expense of $0.4 million, an increase in credit card fees of $0.1 million, an increase in general marketing expense of $0.1 million, an increase in postage expense of $0.1 million, and an increase in vet of record commission of $0.1 million.

Operating income for our direct customer services segment was $0.4 million in 2008, $0.1 million in 2007 and $0.9 million in 2006. The increase in operating income in 2008 over 2007 resulted primarily from an increase in gross profit margin of $0.7 million. Offsetting this increase was an increase in operating, general and administrative expenses of $0.4 million. The decrease in operating income in 2007 over 2006 resulted primarily from an increase in operating, general and administrative expenses of $0.9 million. Offsetting this decrease was an increase in gross profit margin of $0.1 million.

Assets increased by $1.8 million to $14.9 million for fiscal year 2008 compared to $13.1 million for the previous year. This increase was primarily due to an increase in accounts receivable of $0.5 million and an increase in inventory of $1.6 million. Offsetting this increase was a decrease in cash of $0.2 million.

Seasonality in Operating Results

The Company’s quarterly sales and operating results have varied in the past and will likely continue to do so in the future. Historically, the Company’s livestock sales are seasonable with peak sales in the spring and fall. The cyclical nature is directly tied to certain medical procedures performed by veterinarians on livestock during these seasons.

In the last few years, the Company has been selling more companion animal related products. These products have a different seasonal nature which minimally overlaps the livestock business cycles. The net result is a reduction of the cyclical seasonal nature of the business. Minimizing the cyclical nature of the Company’s business has allowed for more efficient utilization of all resources.

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At July 31, 2008, there were no additional material commitments for capital expenditures other than as noted below.

The Company also expended significant funds in the lease and purchase of its facilities. The Company leases a total of 87,500 square feet from Kinsley Equities II Limited Partnership for warehouse space in York,

Pennsylvania. The payment for this lease is $29,895.83 per month. For additional information, see the section “Properties”.

In April 2005, the Company signed a lease agreement with U.S. Bancorp Equipment Finance for voice picking equipment to be used in the Omaha, Nebraska and York, Pennsylvania facilities. The initial amount of the lease was $207,996, with interest at 6.19% and monthly payments of $6,346 through April 2008. This lease agreement was terminated in April 2008, and the Company has satisfied all of its obligations under this lease.

Effective October 1, 2005, the Company entered into a Lease with two individuals to lease approximately 15,625 rentable square feet, in Hereford, Texas. The initial amount of the lease is in the amount of $4,557 per month. For additional information on this lease, see the section titled “Properties”.

In November 2006, the Company and its subsidiaries executed a Loan Agreement and related loan documents (collectively “Loan Documents”) with First National Bank of Omaha (FNB), which replaced the Company’s prior Loan Agreement with U.S. Bank. The obligations of the Company and its subsidiaries under the Loan Documents commenced November 16, 2006, and are joint and several. Pursuant to the terms of the Loan Documents, FNB may loan to the Company and its subsidiaries up to $44.7 million, which includes a $40 million revolving loan facility and a $4.7 million term loan facility. The proceeds of such loan facilities were used to repay existing indebtedness of the Company owed to U.S. Bank and provide working capital support.

The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Installments of principal and interest in the amount of $55,282 are due on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of July 31, 2008, the Company had $4.1 million outstanding on the Term Note.

FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon the event of default, the Revolving Note shall bear interest at the LIBOR as determined by FNB plus 7.50% per annum. As of July 31, 2008, the variable interest rate at which the Revolving Note accrued interest was 3.71%, and the Company had approximately $12.9 million outstanding thereunder.

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

On December 27, 2006, the Company and Jelecos entered into a statement of work agreement for consulting services. Jelecos provides the Company with strategic technology consulting services including, but not limited to, project analysis, staffing analysis, product and process evaluation, capacity analysis and overall infrastructure analysis as related to current and future business objectives. The estimated monthly recurring fee is approximately $116,900.

On August 9, 2007, the Company and SERVCO agreed to an extension of the logistical services agreement through June 30, 2008. This agreement expired on June 30, 2008, and we subsequently sold our interests in SERVCO for $1.4 million. Refer to the section titled, “BUSINESS – MARKETLink” for additional information.

On March 21, 2008, the Company and Revenue Analytics entered into a statement of work agreement for consulting services through July 31, 2008. The Company partnered with Revenue Analytics to develop targeted pricing strategies, processes and monitoring capabilities at the customer segment level. The estimated monthly recurring fee is approximately $110,000 for four months. On August 6, 2008, the Company and Revenue Analytics entered into a second statement of work agreement for consulting services through December 31, 2008. The estimated monthly recurring fee is approximately $100,000 for five months.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. For the fiscal year ending July 31, 2008, net cash provided by operating activities of $0.7 million was primarily as a result of $0.2 million net decrease in receivables. For the fiscal year ending July 31, 2007, net cash consumed by operating activities of $5.2 million was primarily attributable to an increase in accounts receivable of $7.1 million and an increase in inventory of $7.4 million. These were partially offset by an increase of $3.3 million in accounts payable and an increase in other current liabilities of $1.5 million. For the fiscal year ending July 31, 2006, net cash consumed by operating activities of $0.9 million was primarily attributable to a decrease of $10.3 million in accounts receivable and $13.6 million in accounts payable. These were partially offset by an increase of $1.1 million in inventories.

Investing Activities. Net cash consumed by investing activities of $0.3 million was primarily attributable to an increase in investments in equipment, including the purchase of office, warehouse and computer equipment of $1.7 million. This was partially offset by the proceeds from the sale of unconsolidated affiliate for $1.4 million Net cash consumed by investing activities of $1.6 million in fiscal year ending July 31, 2007 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment. Net cash consumed by investing activities of $1.1 million in fiscal year ending July 31, 2006 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

Financing Activities. In the fiscal year ending July 31, 2008, net cash provided by financing activities of $0.5 million was primarily attributable to $0.9 million in net loan proceeds. This was partially offset by the payments of long-term debt and capital lease obligation of $0.4 million. In the fiscal year ending July 31, 2007, net cash provided by financing activities of $5.3 million was primarily attributable to $5.3 million in net loan proceeds. In the fiscal year ending July 31, 2006, net cash provided by financing activities of $2.4 million was primarily attributable to $2.3 million in net loan proceeds, and $0.1 million from net proceeds from the issuance of common stock.

Inflation

Most of our operating expenses are inflation-sensitive with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on employee wages and costs of products.

Off-Balance Sheet Arrangements

At July 31, 2008, the Company did not have any off-balance sheet arrangements.

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

The Company’s significant accounting policies are described in Note 1 to the Consolidated Financial Statements. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company’s critical accounting policies impacted by judgments, assumptions and estimates.

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

Revenue Recognition

The Company derives its revenues primarily from the sale of products and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The revenue from the “buy/sell” transactions are recorded at gross. Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is pervasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Inventories

Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.

Major Customer, Major Suppliers and Credit Concentrations

Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 15% of the Company’s receivables at July 31, 2007. Two vendors comprised 41.1% and 7.2% of all purchases for fiscal year 2008. Two vendors comprised 41.5% and 6.7% of all purchases for fiscal year 2007.

Income Taxes

The Company provides for income taxes using the asset and liability method under which deferred income taxes are recognized for the estimated future tax effects attributable to temporary differences and carry-forwards that result from events that have been recognized either in the financial statements or the income tax returns, but not both. The measurement of current and deferred income tax liabilities and assets is based on provisions of enacted laws. Valuation allowances are recognized if, based on the weight of available evidence, it is more likely than not that some portion of the deferred tax assets will not be realized. For further discussion, see Note 6 to the Consolidated Financial Statements.

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

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense for the years ended July 31, 2008, 2007, and 2006 is included in interest expense on the Consolidated Statements of Income and Comprehensive Income.

Pension Accounting

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and in accordance therewith reflected the underfunded status of the plan in its balance sheet at such date. Prospectively, the Company adjusted the liability to reflect the current funded status of the plan. Any gains or losses that arose during the period but are not recognized as components of net periodic benefit cost was recognized as a component of other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $642 of unrecognized actuarial losses which arose during the period ending July 31, 2008 and a corresponding increase in the defined benefit pension plan liability at July 31, 2008. Such unrecognized losses, net of deferred taxes of $257 were debited to other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $646 of unrecognized actuarial losses which arose during the period ended July 31, 2007and a corresponding increase in the defined benefit pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $258 were debited to other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the period ended July 31, 2007.

For the year ended July 31, 2008 and 2007, benefits accrued and expensed were $344 and $343, respectively. The vested benefit obligation and accumulated benefit obligation were $2,474 and $2,729, respectively, at July 31, 2008 and $1,942 and $2,128, respectively, at July 31, 2007. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,238 and $1,772 at July 31, 2008 and 2007, respectively. For further discussion, see Note 9 to the Consolidated Financial Statements.

New Accounting Pronouncements

The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, as of August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The adoption of FIN 48 had no effect on the Company’s financial position, cash flows or results of operations. See Note 6 Income Taxes for additional details.

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

The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Payments with respect to the Term Note shall be as follows: (i) interest only in advance at the rate of $953 per day shall be due and payable for the period beginning on November 16, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of July 31, 2008, the Company had $4,137,431 outstanding on the Term Note.

The Company and its subsidiaries also executed a Revolving Note in the maximum aggregate amount of $40,000,000 and evidenced by a Revolving Note dated November 14, 2006. Advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less then or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of July 31, 2008, the variable interest rate at which the Revolving Note accrued interest was 3.71% and the Company had approximately $12.9 million outstanding thereunder.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in the market interest rates. If interest rates on variable debt rose .37 percentage points (a 10% change from the interest rate as of July 31, 2008), assuming no change in the Company’s outstanding balance under the line of credit (approximately $12.9 million as of July 31, 2008), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $48 thousand.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm	F-1
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of July 31, 2008 and
July 31, 2007	F-3
Consolidated Statements of Income and Comprehensive Income Years Ended
July 31, 2008, 2007 and 2006	F-4
Consolidated Statements of Stockholders’ Equity Years Ended
July 31, 2008, 2007 and 2006	F-5
Consolidated Statements of Cash Flows Years Ended July 31, 2008, 2007
and 2006	F-6
Notes to Consolidated Financial Statements	F-7

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

For the fiscal years ended July 31, 2006 and 2007, Quick & McFarlin’s reports on such financial statements did not contain any adverse or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting policies. There were no disagreements with Quick & McFarlin on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to the satisfaction of Quick & McFarlin, would have caused Quick & McFarlin to make reference to the subject matter of the disagreement in connection with its report, and there were no reportable events as described Item 304(a)(1)(v) of Regulation S-K.

The Company previously disclosed its change in accountants on a Current Report on Form 8-K dated May 18, 2007, and filed on May 24, 2007 with the SEC and an amendment to the Form 8-K filed on July 31, 2007.

ITEM 9A.	CONTROLS AND PROCEDURES

The following report shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section, unless the registrant specifically states that the report is to be considered “filed” under the Exchange Act or incorporates it by reference into a filing under the Securities Act or the Exchange Act:

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance to our management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; (iii) provide reasonable assurance that receipts and expenditures of Company assets are made in accordance with management authorization; and (iv) provide reasonable assurance that unauthorized acquisition, use or disposition of Company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because changes in conditions may occur or the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2008. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was effective as of July 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this annual report.

Changes in Internal Controls

During the quarter ended July 31, 2008, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weaknesses, and believes that its disclosure controls and procedures were effective at July 31, 2008.

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

The Registrant is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter ended July 31, 2008.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled “Proposal 1: Election of Directors,” “Information About Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled “Management – Executive Compensation” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2008.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   AND RELATED SHAREHOLDER MATTERS

Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2008.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR            INDEPENDENCE

Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the “Certain Relationships and Related Transactions” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2008.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled the “Relationship with Independent Public Accountants – Principal Accounting Fees and Services” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2008.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1) Consolidated Financial Statements: See Index to Consolidated Financial Statements at item 8 on page 29 of this report.
2) Financial Statement Schedule: Schedule II – Consolidated Valuation and Qualifying Accounts.
3) Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages II-1 through II-2 hereof.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
SCHEDULE II-CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for doubtful accounts (in thousands)
Year ended July 31, 2008	$515	$190	$204	$501
Year ended July 31, 2007	569	(13)	41	515
Year ended July 31, 2006	970	76	477	569
Year ended July 31, 2005	821	656	507	970
Year ended July 31, 2004	760	236	175	821
Allowance for obsolete inventory (in thousands)
Year ended July 31, 2008	$127	$55	$-	$182
Year ended July 31, 2007	63	64	-	127
Year ended July 31, 2006	152	-	89	63
Year ended July 31, 2005	129	23	-	152
Year ended July 31, 2004	-	129	-	129

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Audit Committee, Board of Directors and Stockholders

Professional Veterinary Products, Ltd.

Omaha, Nebraska

We have audited the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. (“the Company”) as of July 31, 2008, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. as of July 31, 2008, and the results of its operations and its cash flows for the year ended July 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

BKD LLP
Omaha, Nebraska
October 23, 2008

To the Audit Committee

Professional Veterinary Products, Ltd.

Omaha, Nebraska

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheet of Professional Veterinary Products, Ltd. and subsidiaries (“the Company”) as of July 31, 2007, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the years ended July 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. and subsidiaries as of July 31, 2007, and the results of their operations and their cash flows for the years ended July 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

Quick & McFarlin, P.C.
Omaha, Nebraska
October 17, 2007

PROFESSIONAL VETERINARY PRODUCTS, LTD.

CONSOLIDATED BALANCE SHEETS

July 31, 2008 and 2007

(in thousands, except share data)

	July 31,	July 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash	$1,985	$1,111
Accounts receivable, net of allowance:
2008 - $501, 2007 - $515	27,782	24,754
Accounts receivable, related parties	663	3,876
Inventory	35,906	43,084
Deferred tax asset	599	653
Other current assets	1,271	555
Total current assets	68,206	74,033
NET PROPERTY AND EQUIPMENT	10,200	10,172
OTHER ASSETS
Intangible assets, less accumulated
amortization, $7 and $24, respectively	33	37
Investment in unconsolidated affiliates	144	2,092
Cash value of life insurance	2,351	1,886
Deferred tax asset	257	22
Other assets	3	2
Total other assets	2,788	4,039
TOTAL ASSETS	$81,194	$88,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$12,860	$11,946
Current portion of long-term debt and capital lease obligation	371	400
Current portion of accrued retirement benefits	115	-
Accounts payable	32,801	40,549
Accounts payable, related parties	738	1,559
Other current liabilities	4,093	4,796
Total current liabilities	50,978	59,250
LONG-TERM LIABILITIES
Long-term debt	3,767	4,133
Accrued retirement benefits	2,853	2,628
Total long-term liabilities	6,620	6,761
TOTAL LIABILITIES	57,598	66,011

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued
and outstanding 2008 - 2,037 shares, 2007 - 2,068 shares	2	2
Additional Paid-in capital	6,044	6,112
Retained earnings	17,935	16,507
Accumulated other comprehensive loss	(385)	(388)
Total stockholders’ equity	23,596	22,233
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$81,194	$88,244

See Notes to Consolidated Financial Statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

Years Ended July 31, 2008, 2007 and 2006

(in thousands)

	July 31,	July 31,	July 31,
	2008	2007	2006

NET SALES AND OTHER REVEUNE	$339,838	$342,699	$368,926

COST OF SALES	295,596	301,122	328,961

Gross profit	44,242	41,577	39,965

OPERATING, GENERAL AND ADMINISTRATIVE
EXPENSES	40,434	36,077	34,876

OPERATING INCOME	3,808	5,500	5,089

OTHER INCOME (EXPENSE)
Interest income	318	260	369
Interest expense	(1,379)	(1,936)	(1,689)
Equity in earnings of unconsolidated affiliate	53	116	142
Loss on the sale of unconsolidated affiliate	(571)	-	-
Other	1	(81)	(21)
Other expense – net	(1,578)	(1,641)	(1,199)

INCOME BEFORE INCOME TAXES	2,230	3,859	3,890

PROVISION FOR INCOME TAXES	802	1,475	1,498

NET INCOME	1,428	2,384	2,392

EARNINGS PER COMMON SHARE	$697.92	$1,169.27	$1,697.62

Weighted average common shares outstanding	2,046	2,039	1,409

OTHER COMPREHENSIVE INCOME
Net income	$1,428	$2,384	$2,392
Other comprehensive income(loss):
Recognition of minimum pension liability	-	(388)	-
Net loss arising during period	3	-	-
COMPREHENSIVE INCOME	$1,431	$1,996	$2,392

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$37,209	$43,583	$41,400

Purchases – related parties	$13,752	$13,728	$11,987

See Notes to Consolidated Financial Statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended July 31, 2008, 2007 and 2006

(in thousands)

				Accumulated
	Common		Additional	Other
	Shares	Common	Paid-in	Comprehensive	Retained
	Issued	Stock	Capital	Loss	Earnings	Total
BALANCE AT JULY 31, 2005	0	$0	$0	$0	$11,731	$11,731
Issuance of stock	58	-	180	-	-	180
Redemption of stock	(35)	-	(108)	-	-	(108)
Amended and Restated Bylaws May 26, 2006	2,019	2	5,987	-	-	5,989
Net change in Accounts receivable, stock	-	-	(20)	-	-	(20)
Net Income	-	-	-	-	2,392	2,392
BALANCE AT JULY 31, 2006	2,042	2	6,039	0	14,123	20,164
Issuance of stock	56	-	168	-	-	168
Redemption of stock	(30)	-	(90)	-	-	(90)
Net change in Accounts receivable, stock	-	-	(5)	-	-	(5)
Adjustment to initially apply FASB Statement No.
158	-	-	-	(388)	-	(388)
Net Income	-	-	-	-	2,384	2,384
BALANCE AT JULY 31, 2007	2,068	2	6,112	(388)	16,507	22,233
Issuance of stock	7	-	21	-	-	21
Redemption of stock	(38)	-	(114)	-	-	(114)
Net change in Accounts receivable, stock	-	-	25	-	-	25
Change in unrecognized pension cost	-	-	-	3	-	3
Net Income	-	-	-	-	1,428	1,428
BALANCE AT JULY 31, 2008	2,037	2	6,044	(385)	17,935	23,596

See Notes to Consolidated Financial Statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

CONSOLIDATED STATEMENTS OF CASH FLOW

Years Ended July 31, 2008, 2007 and 2006

(in thousands)

	July 31,	July 31,	July 31,
	2008	2007	2006
OPERATING ACTIVTIES
Net income	$1,428	$2,384	$2,392
Items not requiring (providing) cash
Depreciation and amortization	1,702	1,427	1,456
(Gain) loss on sale of property	(1)	81	21
Retirement benefits	342	602	472
Cash value of life insurance	(466)	(418)	(278)
Deferred income tax	(181)	(573)	572
Allowance for doubtful accounts	(14)	(55)	(401)
Allowance for obsolete inventory	55	64	(89)
Equity in loss (income) from affiliate	(53)	(116)	(143)
Loss on the sale of unconsolidated affiliate	571	-	-
Changes in:
Receivables	200	(7,053)	10,651
Inventory	7,122	(7,387)	(1,001)
Other current assets	(716)	1,066	(688)
Other assets	(1)	(37)	-
Accounts payable	(8,567)	3,310	(13,554)
Other current liabilities	(703)	1,537	(279)
Total adjustments	(710)	(7,552)	(3,261)

Net cash provided by (used in) operating activities	718	(5,168)	(869)

INVESTING ACTIVITIES
Purchase of property and equipment	(1,726)	(1,550)	(1,118)
Proceeds from sale of assets	1	2	-
Proceeds from the sale of unconsolidated affiliate	1,400	-	-
Purchase of investments	(9)	(30)	-
Sale of investments	40	-	-
Net cash used in by investing activities	(294)	(1,578)	(1,118)

FINANCING ACTIVITIES
Net borrowings under line-of-credit agreement	914	5,843	3,382
Proceeds from long-term debt	-	4,666	-
Payments of long-term debt and capital lease obligation	(396)	(5,246)	(1,066)
Proceeds from issuance of common stock	46	163	182
Payments from redemption of common stock	(114)	(90)	(108)
Net cash provided by financing activities	450	5,336	2,390
Increase (Decrease) in Cash	874	(1,410)	403
Cash at beginning of year	1,111	2,521	2,118
Cash at end of year	$1,985	$1,111	$2,521
Supplemental cash flows information:
Interest paid	$1,451	$1,880	$1,662
Income taxes paid	$1,967	$935	$1,544

See Notes to Consolidated Financial Statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Operations - Professional Veterinary Products, Ltd. (the Company), a Nebraska corporation, is a wholesale distributor of animal health related pharmaceuticals and other veterinary related items. Founded in 1982 and headquartered in Omaha, Nebraska, the Company provides products and other services primarily to its shareholders. Shareholders are limited to the ownership of one share of stock and must be a licensed veterinarian or business entity comprised of licensed veterinarians.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Exact Logistics, LLC (“Exact Logistics”) and ProConn, LLC (“ProConn”). All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company exercises significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost.

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

Revenue Recognition – The Company derives its revenues primarily from the sale of products and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” The revenue from the “buy/sell” transactions are recorded at gross. Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is pervasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Cash – The Company’s cash funds are located in financial institutions in the United States. Deposits in these bank accounts may, at times, exceed the $100,000 federally insured limit. At July 31, 2008, the Company’s cash accounts exceeded Federally Insured limits by approximately $1.8 million.

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

Accounts that are unpaid after the due date bear interest at 1% per month. Accounts past due more than 120 days are considered delinquent. Interest continues to accrue on delinquent accounts until the account is past due more than one year, at which interest accrual ceases and does not resume until the account is no longer classified as delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.

Inventory – Inventories consist substantially of finished goods held for resale and are stated at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method. The reserve for inventory obsolescence was $182 and $127 for 2008 and 2007, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Property and Equipment – Property and equipment are stated at cost. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

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

Goodwill and Other Intangible Assets – Goodwill is tested annually for impairment. If the implied fair value of goodwill is lower than its carrying amount, a goodwill impairment is indicated and goodwill is written down to its implied fair value. Subsequent increases on goodwill value are not recognized in the financial statements.

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. The original trademark subject to amortization was $5. Accumulated amortization was $1 for 2008 and 2007. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. The original loan origination fee subject to amortization was $36. Accumulated amortization was $6 and $22 for July 31, 2008 and 2007, respectively. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense of $4, $8, and $2 for the years ended July 31, 2008, 2007, and 2006, respectively, is included in interest expense on the Consolidated Statements of Income and Comprehensive Income. The estimated aggregate amortization expense for the nine succeeding fiscal years is $30.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Income Taxes – Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.

Direct Shipping and Handling Costs – Freight and other direct shipping costs are included in “Cost of sales” on the Consolidated Statements of Income, Comprehensive Income and Retained Earnings. Direct handling costs are reflected in “Operating, general and administrative expenses.” Such costs represent direct compensation costs of employees who store, move and prepare products for shipment to the Company’s customers. Direct handling costs were $4,519, $4,681, and $4,615 for 2008, 2007, and 2006 respectively.

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

Major Customer, Major Suppliers and Credit Concentrations– Other financial instruments, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. One customer comprised a significant individual receivable consisting of 15% of the Company’s receivables at July 31, 2007. Two vendors comprised 41.1% and 7.2% of all purchases for fiscal year 2008. Two vendors comprised 41.5% and 6.7% of all purchases for fiscal year 2007.

Common Stock – On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment granted the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

Earnings Per Share – Earnings per share have been computed based on the weighted-average common shares outstanding during each year. There are no securities that are convertible to common stock that would cause further dilution.

Taxes Collected from Customers and Remitted to Governmental Authorities – Taxes collected from customers and remitted to governmental authorities are presented in the accompanying consolidated statements of income and comprehensive income on a net basis. The amount of taxes presented on a net basis in the accompanying financial statements was $3.2 million and $3.0 million for the years ended July 31, 2008 and 2007, respectively.

Recent Accounting Pronouncements – The Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which is an interpretation of Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, as of August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in companies’ financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. As a result, the Company applies a more-likely-than-not recognition threshold for all tax uncertainties. FIN 48 only allows the recognition of those tax benefits that have a greater than 50% likelihood of being sustained upon examination by the taxing authorities. The adoption of FIN 48 had no effect on the Company’s financial position, cash flows or results of operations. See Note 6 Income Taxes for additional details.

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

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):

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

Reclassifications – Certain prior year amounts have been reclassified to conform to the July 31, 2008 presentation. Such reclassifications had no impact on results of operations or shareholders’ equity.

NOTE 2 – REBATES:

At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable as follows:

	2008	2007
Accounts receivable, net of allowance	$28,445	$31,630
Less - rebates	-	3,000
Accounts receivable, net	$28,445	$28,630

Net sales and other revenue reported on the Consolidated Statements of Income and Comprehensive Income were reduced by rebates as follows:

	2008	2007	2006
Gross sales and other revenues	$339,838	$345,699	$374,584
Less - rebates	-	3,000	5,658
Net sales and other revenue	$339,838	$342,699	$368,926

NOTE 3 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consist of the following:

	2008	2007
Land	$1,762	$1,762
Buildings	5,217	5,114
Leasehold improvements	636	636
Equipment	10,982	9,624
	18,597	17,136
Less – accumulated depreciation	8,698	7,100
	9,899	10,036
Construction in progress	301	136
Net property, plant, and equipment	$10,200	$10,172

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 4 – INVESTMENT IN UNCONSOLIDATED AFFILIATES:

The Company purchased a 20% interest in SERVCO in June 2000 for $1,500. American Animal Hospital Association (AAHA) owned the remaining 80%. The Company determined that it had significant influence over SERVCO and accordingly accounted for its 20% ownership interest using the “equity method” of accounting for investments. The excess of purchase price over underlying equity (which represents goodwill) was tested for impairment in accordance with applicable accounting standards at July 31, 2007. The amount of unamortized goodwill tested for impairment was $1,350 at July 31, 2007. No impairment existed and none had been recognized. On July 14, 2008, the Company entered into a Stock Purchase Agreement (Agreement) with AAHA and SERVCO pursuant to which the Company sold to AAHA all of its shares of common stock in SERVCO, which represented 20% of the total issued and outstanding shares of SERVCO for an aggregate purchase price of $1.4 million. The Company holds a 5% interest in Agri-Laboratories, Ltd., which is carried at cost. The Company held less than 5% interest in Vet Insite through December 2007, which was carried at cost.

The Company sold the less than 5% interest in Vet Insite in December 2007. The amounts presented on the balance sheet consisted of:

	2008	2007
Investment in SERVCO (equity method)	$-	$1,918
Investment in Agri-Laboratories, Ltd. (cost method)	144	144
Vet Insite (cost method)	-	30
	$144	$2,092

Included in the Company’s consolidated net income is a $571 loss on the sale of SERVCO.

NOTE 5 – COMMON STOCK:

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

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 6 – INCOME TAXES:

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local U.S. income tax examination by tax authorities for years before 2005.

Significant components of income tax expense are as follows:

	2008	2007	2006
Current
Federal	$850	$1,561	$828
State	133	229	97
	983	1,790	925

Deferred
Federal	(154)	(268)	487
State	(27)	(47)	86
	(181)	(315)	573
Total	$802	$1,475	$1,498

A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 34% of income before income taxes to the actual provision for income taxes is as follows:

	2008	2007	2006
Expected tax at U.S. statutory rate	$758	$1,340	$1,323
State taxes, net of federal effect	65	96	150
Other, net	(21)	39	25
	$802	$1,475	$1,498

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 6 – INCOME TAXES (continued):

Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At July 31, the deferred tax asset and liability consisted of the following:

	2008	2007
Current deferred tax asset (liability):
Uniform capitalization	$326	$396
Allowance for doubtful accounts	200	206
Inventory valuation	73	51
	$599	$653
Noncurrent deferred tax asset (liability):
Excess of tax over book depreciation	$(994)	$(892)
Amortization	24	30
Deferred compensation	1,187	1,051
Profit in SERVCO	-	(167)
Capital Loss in SERVCO	40	-
	$257	$22

NOTE 7 – NOTE PAYABLE AND LONG-TERM DEBT:

At July 31, long-term debt is summarized as follows:

	2008	2007
Capital lease obligation, expiring in 2008, secured by Computer equipment, 6.19% interest	-	56
Note payable, maturing in 2016, secured by certain assets, 7.35% interest	4,138	4,477
	4,138	4,533
Less – current portion	371	400
	$3,767	$4,133

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 7 – NOTE PAYABLE AND LONG-TERM DEBT (continued):

The aggregate schedule of maturities of long-term debt and capital lease obligations subsequent to July 31, 2008 are as follows:

2009	$371
2010	400
2011	430
2012	462
2013	498
Thereafter	1,977
$4,138

In November 2006, the Company refinanced the term notes held by U.S. Bank with a term note held by First National Bank (FNB). See Note 10 for additional details of this agreement. The FNB term note is amortized over a ten year period with a final maturity date of December 2016. The interest rate is fixed at 7.35% and the terms include monthly installments of $55 beginning January 2007. As of July 31, 2008, the Company had $4,138 outstanding on the term note.

At July 31, 2006, the Company had in place a revolving line of credit that provides for borrowings up to $40,000 with U.S. Bank. In November 2006, the revolving line of credit was refinanced with FNB. See Note 10 for additional details of this agreement. The revolving line of credit at FNB provides for borrowing up to $40,000 and is scheduled to expire in December 2009. The short-term borrowing amounts outstanding under these credit facilities were $12,860 and $11,946 at July 31, 2008 and 2007, respectively. Under the current credit agreement, interest is payable at 1.25% or 1.50% over the London InterBank Offered Rate (LIBOR), depending on the Company’s cash flow leverage ratios.

These debt and credit agreements contain certain covenants related to financial ratios as well as restricting the Company from paying dividends. The Company was in compliance with all covenants under the borrowing agreements at July 31, 2008 and 2007.

NOTE 8 – RELATED PARTY TRANSACTIONS:

In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand as of July 31 from the following:

	2008	2007
Affiliate (SERVCO)	$-	$3,315
Board of Directors	649	557
Officer and employees	14	4
	$663	$3,876

Net sales on the Consolidated Statements of Income and Comprehensive Income include sales to related parties as follows:

	2008	2007	2006
Affiliate (SERVCO)	$32,452	$39,062	$38,995
Board of Directors	4,676	4,457	2,330
Officer and employees	81	64	75
	$37,209	$43,583	$41,400

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 8 – RELATED PARTY TRANSACTIONS (continued):

Accounts payable, related parties on the balance sheet include amounts payable on demand as of July 31 from the following:

	2008	2007
Affiliate (SERVCO)	$-	$493
Jelecos	154	-
Agri-Laboratories	584	1,066
	$738	$1,559

Purchases from Agri-Laboratories were $12,072, $13,728 and $11,987 for 2008, 2007 and 2006, respectively. Purchases from Jelecos were $1,680 for 2008.

NOTE 9 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN:

The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company’s policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $107, $349 and $466 for 2008, 2007 and 2006, respectively.

The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company’s policy to match a maximum allowable 100% employee contribution with a 3% contribution. The total provision to the plan was $334, $306 and $288 for 2008, 2007 and 2006, respectively.

On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and in accordance therewith reflected the underfunded status of the plan in its balance sheet at such date. Prospectively, the Company adjusted the liability to reflect the current funded status of the plan. Any gains or losses that arose during the period but are not recognized as components of net periodic benefit cost was recognized as a component of other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $646 of unrecognized actuarial losses which arose during the period ended July 31, 2007 and a corresponding increase in the defined benefit pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $258 were debited to other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the period ended July 31, 2007.

For the year ended July 31, 2008 and 2007, benefits accrued and expensed were $344 and $343, respectively. The vested benefit obligation and accumulated benefit obligation were $2,474 and $2,729, respectively, at July 31, 2008 and $1,942 and $2,128, respectively, at July 31, 2007. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,238 and $1,772 at July 31, 2008 and 2007, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 9 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

The following set forth the change in benefit obligations, change in plan assets, funded status and amounts recognized in the balance sheet as of July 31 for the Company’s SERP:

	2008	2007
Change in Benefit Obligation:
Projected benefit obligation – July 31	$2,628	$2,390
Service cost	138	144
Interest cost	164	149
Actuarial (gain)/loss	38	(28)
Plan Amendments	-	(27)
Projected benefit obligation – July 31	$2,968	$2,628

Fair Value of Plan Assets – July 31	$-	$-

Funded Status:
Funded status	$(2,968)	$(2,628)
Unrecognized actuarial loss	-	-
Unrecognized prior service cost	-	-
Net amount recognized as accrued retirement benefits	$(2,968)	$(2,628)

Current liability	$(115)	$-
Noncurrent liability	(2,853)	(2,628)
	$(2,968)	$(2,628)

As of July 31, 2008 and 2007, the following were recognized as components of other comprehensive income not yet recognized as components of net periodic benefit costs:

	July 31, 2008	July 31, 2007
Unrecognized prior service cost	$(275)	(310)
Unrecognized actuarial losses	$(367)	$(336)
Deferred taxes	257	258
Recognized in other comprehensive income (loss), net of tax	$(385)	$(388)

The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $35 and $7, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 9 – PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):

Assets and (liabilities) recognized in the balance sheet at July 31 and the incremental effect of applying SFAS No. 158 are as follows:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
(Liability) for pension benefits	$(1,982)	$(646)	$(2,628)
Deferred income tax asset (liability)	(236)	258	22
Accumulated other comprehensive loss, net of tax	-	(388)	(388)
Total stockholders' equity	22,621	(388)	22,233
Accumulated other comprehensive loss, net of tax	-	(388)	(388)
Total stockholders' equity July 31, 2007	22,621	(388)	22,233

Net periodic benefit costs for the Company’s SERP for the year ended July 31 included the following components:

	2008	2007
Service cost	$138	$144
Interest cost	164	149
Amortization of prior losses	7	12
Amortization of unrecognized prior service costs	35	38
Net periodic cost	$344	$343

The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations and net benefit cost were 6.25% and 4.00%, respectively, at July 31, 2008 and 6.25% and 4.00%, respectively, at July 31, 2007. The measurement date of the SERP is equal to the Company’s fiscal year end date of July 31.

The following net benefit payments, which reflect expected future service, as appropriate, are expected to be paid in each of the next five fiscal years are $115, $231, $231, $231, and $231 for fiscal years ending July 31, 2009, 2010, 2011, 2012, and 2013, respectively. The aggregate amount expected to be paid for the five fiscal years thereafter is $1,154.

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES:

Operating Leases – The Company has operating leases covering certain property, equipment, and computer hardware and software expiring at various dates through 2011.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

Future minimum lease payments under operating and capital leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 2008 are as follows:

Operating
2009	$730
2010	628
2011	72
Total minimum payments	$1,430

Lease expense was $900, $1,065 and $1,078 for the years ended July 31, 2008, 2007 and 2006, respectively.

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. See Note 5 for additional information.

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

The term note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the term note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. This term note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Payments with respect to the term note shall be as follows: (i) interest only in advance at the rate of $1 per day shall be due and payable for the period beginning November 16, 2006 and ending on November 30, 2006 and ending on November 30, 2006 and (ii) one hundred nineteen (119) installments of principal and interest in the amount of $55 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

FNB shall provide advances to the Company from the revolving note in the maximum aggregate amount of $40,000, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily, equal to LIBOR as determined by FNB plus 1.50% percent based on the Company’s leverage ratio. Upon an event of default, the revolving note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum.

On January 3, 2007, the Company entered into Amendment No. 3 to lease agreement with Kinsley Equities II Limited Partnership relating to its York, Pennsylvania property. The agreement extended the lease term from July 31, 2007 to July 31, 2010. The minimum lease payments are $438, $450, and $450, for the fiscal years ended July 31, 2008, 2009, and 2010, respectively.

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

On August 9, 2007, the Company and SERVCO agreed to a temporary extension with a minor revision to the agreement to logistics and other operational services. The Company and SERVCO agreed to extend the agreement through June 30, 2008. The agreement to logistics and other operational services with the Company and SERVCO expired on June 30, 2008.

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

On July 14, 2008, the Company entered into a Stock Purchase Agreement (Agreement) with American Animal Hospital Association (AAHA) and AAHA Services Corporation (SERVCO) pursuant to which the Company sold to AAHA all of its shares of common stock in SERVCO, which represented 20% of the total issued and outstanding shares of SERVCO for an aggregate purchase price of $1.4 million. Effective at closing, the Company was no longer entitled to elect a board member on SERVCO’s Board of Directors, and Dr. Lionel Reilly, the Company’s Chief Executive Officer and President, resigned as a director of SERVCO. The Company also agreed to cooperative with AAHA and SERVCO to transition the logistics support previously provided by the Company. Both AAHA and SERVCO agreed not to attempt to retain or hire any employee of the Company for a one year period commencing on July 14, 2008.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 11 – SEGMENT INFORMATION:

The Company has three reportable segments: Wholesale Distribution, Logistics Services, and Direct Customer Services. The Wholesale Distribution segment is a wholesaler of animal health products. This segment distributes products primarily to licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business-to-business type transactions. The Logistic Services segment distributes products primarily to other animal health companies. The Direct Customer Services segment acts as a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in Note 1 to these consolidated financial statements. The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Since the Company’s reportable segments all provide essentially the same products and services, the Company believes it would be impracticable to report the revenue from external customers for each product and service or each group of similar products and services in accordance with paragraph 37 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 11 – SEGMENT INFORMATION (continued):

The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
For the year ended
July 31, 2008
Net sales and other revenue	$338,376	$1,452	$63,532	$(63,522)	$339,838
Cost of sales	301,511	1,495	55,780	(63,190)	295,596
Operating, general and
administrative expenses	33,045	-	7,389	-	40,434
Operating income	3,820	(43)	363	(332)	3,808
Income before taxes	$2,230	$(43)	$375	$(332)	$2,230
Business segment assets	$80,392	$351	$14,906	$(14,455)	$81,194
For the year ended
July 31, 2007
Net sales and other revenue	$338,535	$306	$57,085	$(53,227)	$342,699
Cost of sales	303,949	258	50,001	(53,086)	301,122
Operating, general and
administrative expenses	29,106	-	6,971	-	36,077
Operating income	5,480	48	113	(141)	5,500
Income before taxes	$3,860	$48	$92	$(141)	$3,859
Business segment assets	$87,297	$394	$13,075	$(12,522)	$88,244
For the year ended
July 31, 2006
Net sales and other revenue	$367,288	$426	$50,412	$(49,200)	$368,926
Cost of sales	333,513	380	43,387	(48,319)	328,961
Operating, general and
administrative expenses	26,768	-	6,108	-	32,876
Operating income	5,008	46	917	(882)	5,089
Income before taxes	$3,890	$46	$836	$(882)	$3,890
Business segment assets	$75,649	$346	$10,832	$(10,428)	$76,399

PROFESSIONAL VETERINARY PRODUCTS, LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended July 31, 2008, 2007 and 2006

(in thousands, except per share data)

NOTE 12 – SELECTED QUARTERLY FINANCIAL DATA:

The following presents certain unaudited quarterly financial data and certain audited year-end financial data. The unaudited data reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

Quarters ended					Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2005	2006	2006	2006	2006
Revenues	$98,611	$103,808	$85,487	$81,020	$368,926
Gross profit	9,768	11,978	9,795	8,424	39,965
Operating income	1,329	2,485	1,305	(30)	5,089
Net income	655	1,391	558	(212)	2,392
Net income per
redeemable common
share	$509.21	$1,084.48	$434.70	$-	$-
Net income per
common share	$-	$-	$-	$(119.07)	$1,697.62
Redeemable common
shares outstanding	1,287	1,282	1,285	-	-
Common shares
Outstanding	-	-	-	1,783	1,409

Quarters ended					Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2006	2007	2007	2007	2007
Revenues	$89,816	$87,478	$78,520	$86,885	$342,699
Gross profit	10,048	10,797	9,362	11,370	41,577
Operating income	992	1,300	684	2,524	5,500
Net income	419	468	85	1,412	2,384
Net income per
common share	$205.18	$229.79	$41.78	$689.59	$1,169.27
Common shares
outstanding	2,043	2,036	2,030	2,048	2,039

Quarters ended					Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2007	2008	2008	2008	2008
Revenues	$89,601	$91,016	$82,683	$76,538	$339,838
Gross profit	9,564	12,895	11,003	10,780	44,242
Operating income	234	2,704	644	226	3,808
Net income (loss)	(34)	1,511	248	(297)	1,428
Net income (loss) per
common share	$(16.52)	$737.29	$121.87	$(145.73)	$697.92
Common shares
outstanding	2,058	2,049	2,040	2,038	2,046

(b)	Exhibits

Regulation S-K Exhibit Number	Document
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products (1)
3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)
4.1	Certificate of Professional Veterinary Products, Ltd. (4)
4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)
10.1	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Bayer Corporation (4)*
10.2	Sales Agent Agreement between Professional Veterinary Products, Ltd. and Merial LLC (4)*
10.3	Select Distributors Marketing Agreement between Professional Veterinary Products, Ltd. and the Animal Health Group of Pfizer, Inc. (4)*
10.4	Supply and Distribution Agreement between Professional Veterinary Products, Ltd. and Schering-Plough Animal Health Corporation (4)*
10.5	Distribution Agreement between Professional Veterinary Products, Ltd. and Fort Dodge Animal Health (4)
10.6	Purchase and Sale Agreement between Professional Veterinary Products, Ltd., AAHA Services Corporation and American Animal Hospital Association (5)
10.7	Lease of building located in York, Pennsylvania between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (6)
10.8	Supplemental Executive Retirement Plan (7)
10.9	Lease dated October 1, 2005 among Professional Veterinary Products, Ltd. and Steve Lewis and Mike Mimms (8)
10.10	Lease Agreement dated November 8, 2005 between Professional Veterinary Products, Ltd. and Independent Veterinary Group, LLC (8)
10.11	Supplemental Executive Retirement Plan (effective January 1, 2006) (9)
10.12	Commercial Lease Extension and Addendum between Professional Veterinary Products, Ltd, and The Independent Veterinary Group LLC and ACH BRO LLC (10)
10.13	Separation Agreement with Cheryl Miller (11)
10.14	Loan Agreement with First National Bank of Omaha dated November 14, 2006 (12)
10.15	Revolving Note dated November 14, 2006, to First National Bank of Omaha (12)
10.16	Term Note dated November 14, 2006, to First National Bank of Omaha (12)
10.17	Form of Security Agreement dated November 14, 2006, with First National Bank of Omaha (12)
10.18	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated November 14, 2006, in favor of First National Bank of Omaha (12)
10.19	Assignment of Rents and Leases dated November 14, 2006, in favor of First National Bank of Omaha (12)
10.20	Amendment No. 1 to Lease Agreement between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (13)
10.21	Amendment No. 2 to Lease Agreement between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (13)
10.22	Amendment No. 3 to Lease Agreement between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (13)
10.23	Amendment No. 1 dated September 17, 2007 to the Loan Agreement with First National Bank of Omaha dated November 14, 2006 (14)
10.24	Stock Purchase Agreement among the Company, American Animal Hospital Association, and AAHA Services Corporation dated July 18, 2008 (15)
11	Statement re Computation of Per Share Earnings (#)
12	Computation of Ratio of Earnings to Fixed Charges (#)
21	List of Subsidiaries (16)

II-1

23.1(A)	Consent of BKD LLP (#)
23.1(B)	Consent of Quick & McFarlin, P.C. (#)
24.1	Power of Attorney executed by G. W. Buckaloo, Jr. (#)
24.2	Power of Attorney executed by Donald R. Fogle, D.V.M. (#)
24.3	Power of Attorney executed by Tom Latta, D.V.M. (#)
24.4	Power of Attorney executed by Eileen Sam Holly Morris, D.V.M. (#)
24.5	Power of Attorney executed by Scott A. Shuey, D.V.M. (#)
24.6	Power of Attorney executed by William Swartz, D.V.M. (#)
24.7	Power of Attorney executed by Thomas E. Wakefield, D.V.M. (#)
24.8	Power of Attorney executed by Vicky Wilkey, D.V.M. (#)
24.9	Power of Attorney executed by A. Donald Janezic, Jr. (#)
31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)
31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)
32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)

The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.
(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.
(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.
(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.
(5)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.
(6)	Form 10-K for the fiscal year ended July 31, 2002 filed on October 29, 2002.
(7)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-72962 filed on August 29, 2003.
(8)	Post-Effective Amendment No. 2 to the Form S-1 Registration Statement No. 333-120426 filed on December 13, 2005.
(9)	Form 8-K Current Report dated October 19, 2006 and filed October 25, 2006.
(10)	Form 8-K Current Report dated August 2, 2006 and filed October 25, 2006.
(11)	Form S-1 Registration Statement filed on November 28, 2006.
(12)	Form 8-K Current Report dated November 14, 2006 and filed November 20, 2006.
(13)	Form 8-K Current Report dated January 3, 2007 and filed January 9, 2007.
(14)	Form 8-K Current Report dated September 17, 2007 and filed September 21, 2007.
(15)	Form 8-K Current Report dated July 14, 2008 and filed July 18, 2008.
(16)	Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001.

The following footnotes are references to the following:

(#)	Filed herewith.
(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

II-2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2008

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Dr. Lionel L. Reilly	President & CEO	October 23, 2008
Dr. Lionel L. Reilly	(principal executive officer)

/s/ Neal B. Soderquist	Chief Financial Officer	October 23, 2008
Neal B. Soderquist	and Vice President
(principal financial officer)

/s/ G.W. Buckaloo, Jr.*	Director	October 23, 2008
Dr. G. W. Buckaloo, Jr., D.V.M.

/s/ Donald R. Fogle*	Director	October 23, 2008
Donald R. Fogle, D.V.M.

/s/ Tom Latta*	Director	October 23, 2008
Dr. Tom Latta, D.V.M.

/s/ Eileen Sam Holly Morris*	Director	October 23, 2008
Eileen Sam Holly Morris, D.V.M.

/s/ Scott A. Shuey*	Director	October 23, 2008
Scott A. Shuey, D.V.M.

/s/ William Swartz*	Director	October 23, 2008
William Swartz, D.V.M.

/s/ Thomas E. Wakefield*	Director	October 23, 2008
Thomas E. Wakefield, D.V.M.

/s/ Vicky Wilkey*	Director	October 23, 2008
Vicky Wilkey, D.V.M.

/s/ Donald Janezic, Jr.*	Director	October 23, 2008
A. Donald Janezic, Jr.

By:	/s/ Neal B. Soderquist
Neal B. Soderquist
As: Attorney-in-fact

II-3