Form 10-Q
period 2008-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2008-12-12
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (November 30, 2008).

Common Stock, $1.00 par value, 2,006

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED OCTOBER 31, 2008

ITEM 1:	FINANCIAL STATEMENTS

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Condensed Consolidated Balance Sheets

As of October 31, 2008 (unaudited) and July 31, 2008

(in thousands, except share data)

	October 31,	July 31,
	2008	2008
ASSETS
CURRENT ASSETS
Cash	$3,170	$1,985
Accounts Receivable, less allowance for doubtful
accounts $508 and $501, respectively	40,364	27,782
Accounts receivable, related parties	696	663
Inventory, less allowance for obsolete inventory $98 and
$182, respectively	47,096	35,906
Deferred tax asset	535	599
Other current assets	1,875	1,271
Total current assets	93,736	68,206
NET PROPERTY AND EQUIPMENT	9,878	10,200
OTHER ASSETS
Intangible assets, less accumulated
amortization, $7 and $7 respectively	33	33
Investment in unconsolidated affiliates	144	144
Cash value of life insurance	2,578	2,351
Deferred tax asset	338	257
Other assets	1	3
Total other assets	3,094	2,788
TOTAL ASSETS	$106,708	$81,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$25,416	$12,860
Current portion of long-term debt and capital lease obligation	377	371
Current portion of accrued retirement benefits	115	115
Accounts payable	47,612	32,955
Accounts payable, related parties	1,091	584
Interest rate swap	83	-
Other current liabilities	3,672	4,093
Total current liabilities	78,366	50,978
LONG-TERM LIABILITIES
Long-term debt and capital lease obligation,
less current portion	3,671	3,767
Accrued retirement benefits	2,923	2,853
Total long-term liabilities	6,594	6,620
TOTAL LIABILITIES	84,960	57,598
COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 11
STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued
and outstanding, 2,022 shares and 2,037, respectively	2	2
Paid-in capital	5,999	6,044
Retained earnings	16,175	17,935
Accumulated other comprehensive loss	(428)	(385)
Total stockholders’ equity	21,748	23,596
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$106,708	$81,194

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Condensed Consolidated Statements of Loss and Comprehensive Loss

Three Month Periods Ended October 31, 2008 and 2007

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	October 31,	October 31,
	2008	2007

NET SALES AND OTHER REVEUNE	$85,795	$89,601

COST OF SALES	77,608	80,037

Gross profit	8,187	9,564

OPERATING, GENERAL AND ADMINISTRATIVE
EXPENSES	10,393	9,330

Operating income (Loss)	(2,206)	234

OTHER INCOME (EXPENSE)
Interest income	71	69
Interest expense	(300)	(395)
Equity in earnings of unconsolidated affiliate	-	(36)
Other expense – net	(229)	(362)

Loss before taxes	(2,435)	(128)

Income tax benefit	(675)	(94)

NET LOSS	$(1,760)	$(34)

EARNINGS PER COMMON SHARE	$(868.64)	$(16.52)

Weighted average common shares outstanding	2,026	2,058

COMPREHENSIVE INCOME
Net Loss	$(1,760)	$(34)
Other comprehensive income:
Adjustment for net periodic pension benefit cost, net of tax	6	6
Adjustment for mark-to-market value of swap, net of tax	(49)	-
Total comprehensive loss	$(1,803)	$(28)

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$1,352	$10,290

Purchases – related parties	$4,074	$3,343

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Condensed Consolidated Statements of Stockholders’ Equity

Three Month Period Ended October 31, 2008

(unaudited)

(in thousands, except per share data)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Loss	Total
BALANCE AT JULY 31, 2008	2,037	$2	$6,044	$17,935	(385)	$23,596
Redemption of stock	(15)	-	(45)	-	-	(45)
Change in unrecognized pension cost	-	-	-	-	6	6
Change in mark-to-market interest rate swap	-	-	-	-	(49)	(49)
Net Loss	-	-	-	(1,760)	-	(1,760)
BALANCE AT OCTOBER 31, 2008	2,022	2	5,999	16,175	(428)	21,748

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Condensed Consolidated Statements of Cash Flows

Three Month Periods Ended October 31, 2008 and 2007

(unaudited)

(in thousands, except per share data)

	October 31,	October 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,760)	$(34)
Adjustments to reconcile net loss to net cash
from operating activities:
Depreciation and amortization	445	400
Retirement benefits	71	82
Deferred income tax	23	(110)
Cash value of life insurance	(4)	-
Allowance for doubtful accounts	7	46
Allowance for obsolete inventory	(84)	46
Loss from affiliates	-	36
(Increase) decrease in:
Receivables	(12,623)	(8,764)
Inventory	(11,106)	(1,480)
Other current assets	(604)	(135)
Other assets	2	1
Increase (decrease) in:
Accounts payable	15,161	10,555
Other current liabilities	(420)	(173)
Total adjustments	(9,132)	504

Net cash provided by (consumed by) operating activities	(10,892)	470

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(122)	(652)
Purchase of investments	-	(9)
Cash value of life insurance	(223)	(220)
Net cash consumed by investing activities	(345)	(881)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	12,556	2,450
Payments of long-term debt and capital lease obligation	(89)	(100)
Net payments from issuance of common stock	(45)	(16)
Net cash provided by financing activities	12,422	2,334

Net increase decrease in cash	1,185	1,923
Cash at beginning of year	1,985	1,111
Cash at end of period	$3,170	$3,034
Supplemental disclosure of cash flow information:
Interest paid	$278	$440
Income taxes paid (refunded)	$(213)	$469

Non-cash periodic pension cost	$6	$6
Non-cash unrealized loss on interest rate swap	$(49)	$-

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Condensed Consolidated Financial Statements

October 31, 2008 (unaudited)

( (in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION:

The accompanying condensed consolidated financial statements of Professional Veterinary Products, Ltd., and its wholly-owned subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The information contained in the financial statements is unaudited. The statements reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. All significant intercompany accounts and transactions have been eliminated.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 1 to the Consolidated Financial Statements included on Form 10-K referred to above. The condensed consolidated balance sheet of the Company as of July 31, 2008 has been derived from the audited consolidated balance sheet of the Company as of that date.

The results of operations and cash flows for the three months ended October 31, 2008 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2009 or any other period.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS:

The Company adopted FASB SFAS No. 157, Fair Value Measurements, as of August 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between the market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2008 (unaudited)

(in thousands, except per share data)

NOTE 3 – PROPERTY AND EQUIPMENT:

Major classes of property and equipment consists of the following:

	October 31,	July 31,
	2008	2008
Land	$1,762	$1,762
Buildings	5,217	5,217
Leasehold improvements	636	636
Equipment	11,026	10,982
	18,640	18,597
Less – Accumulated depreciation	9,142	8,698
	9,498	9,899
Construction in progress	380	301
Net property, plant, and equipment	$9,878	$10,200

NOTE 4 – LINE OF CREDIT:

The Company has a revolving line of credit that provides for borrowings up to $40,000 with First National Bank (FNB) and this line is scheduled to expire in December 2009. The short-term borrowing amounts outstanding under this credit facility were $25,416 and $12,860 at October 31, 2008 and July 31, 2008, respectively. Under the current credit agreement, interest is payable at 1.25% or 1.50% (1.50% at October 31, 2008) over the London InterBank Offered Rate (LIBOR), depending on the Company’s cash flow leverage ratio. The weighted average interest rates of borrowings outstanding under the revolving credit agreements were 4.56% and 6.79% for the periods ending October 31, 2008 and October 31, 2007, respectively. The average dollar amounts of the borrowing were $19,986 and $18,011 for the periods ending October 31, 2008 and October 31, 2007, respectively. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10,000 for the period ending October 31, 2008. The line of credit is secured by substantially all of the Company’s assets.

The debt and credit agreements contain certain covenants related to financial ratios as well as restricting the Company from paying dividends. The Company was in compliance with all covenants under the borrowing agreements at October 31, 2008 and October 31, 2007.

NOTE 5 – EARNINGS PER SHARE:

SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 2,026 and 2,058 at October 31, 2008 and 2007, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2008 (unaudited)

(in thousands, except per share data)

NOTE 6 – COMMON STOCK:

The Company is authorized to issue 30,000 shares of common stock with a par value of $1. There were 2,022 and 2,037 issued and outstanding shares at October 31, 2008 and July 31, 2008, respectively. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of a resolution of any particular uncertain tax position, management believes the accrual for income taxes reflects the most probable outcome. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years prior to July 31, 2005. The Company was examined by the IRS for fiscal year July 31, 2004, which resulted in no change to the federal tax return. The IRS requested an examination for fiscal year July 31, 2005; however, the IRS cancelled the examination because of its recent examination of fiscal year 2004.

The Company’s policy is to classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, or penalty relating to tax uncertainties recognized in the Condensed Consolidated Statements of Loss and Comprehensive Income Loss for the three months ended October 31, 2008. There were no accrued interest and penalties related to income tax uncertainties reported on the Condensed Consolidated Balance Sheet at October 31, 2008.

NOTE 8 – POST RETIREMENT BENEFITS:

For the three months ended October 31, 2008 and 2007, benefits accrued and expensed were $81 and $86, respectively. The plan is an unfunded supplemental executive retirement plan (SERP) and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,464 and $2,238 at October 31, 2008 and July 31, 2008, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2008 (unaudited)

(in thousands, except per share data)

NOTE 8 – POST RETIREMENT BENEFITS (continued):

Net periodic benefit costs for the Company’s SERP for the three months ended October 31, 2008 and October 31, 2007 include the following components:

October 31,
	2008	2007
Service cost	$24	$34
Interest cost	46	41
Amortization of prior losses	2	2
Amortization of unrecognized prior service cost	9	9

Net periodic benefit cost	$81	$86

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS:

As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at LIBOR and to pay interest to the counterparty at a fixed rate of 3.09% on notional amounts of $10,000 at October 31, 2008. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10,000 for the period ending October 31, 2008. Under the agreement, the Company pays or receives the net interest monthly, with the monthly settlements included in interest expense.

Management has designated the interest rate swap agreement as a cash flow hedging instrument, and has determined the agreement qualifies for hedge accounting under the provisions of Statement of Financial Accounting Standards No. 133. As a result, the agreement is recorded at its fair value with subsequent changes in fair value included in accumulated other comprehensive income.

NOTE 10 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

Effective August 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2008 (unaudited)

(in thousands, except per share data)

NOTE 10 – DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued):

Interest Rate Swap Agreement

The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.

The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheet measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at October 31, 2008:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreement	(83)	-	(83)	-

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES:

Stock Redemption – The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but is not obligated to, repurchase such shares. See Note 6 for additional information.

Major Customers, Major Suppliers and Credit Concentrations – Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 52.9% of all purchases at October 31, 2008. Two vendors comprised 50.5% of all purchases at October 31, 2007.

Other – The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions may result in lawsuits where the Company is a defendant. Management believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.

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

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2008 (unaudited)

(in thousands, except per share data)

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES (continued):

note and term note are secured by substantially all of the assets of the Company, including the Company’s headquarters in Omaha. The Company is also currently restricted from paying dividends by these credit facilities.

The term note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the term note shall bear interest at LIBOR as determined by FNB plus 7.50% per annum. This term note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Payments of principal and interest in the amount of $55 each shall be payable on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable.

FNB provides advances to the Company from the revolving note in the maximum aggregate amount of $40,000, which advances are and will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily (monthly effective November 1, 2008), equal to LIBOR as determined by FNB plus 1.50% percent based on the Company’s cash flow leverage ratio. Upon an event of default, the revolving note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum.

On January 3, 2007, the Company entered into Amendment No. 3 to the lease agreement with Kinsley Equities II Limited Partnership relating to its York, Pennsylvania property. The agreement extended the lease term from July 31, 2007 to July 31, 2010.

On July 14, 2008, the Company entered into a Stock Purchase Agreement (Agreement) with American Animal Hospital Association (AAHA) and SERVCO pursuant to which the Company sold to AAHA all of its shares of common stock in SERVCO, which represented 20% of the total issued and outstanding shares of SERVCO for an aggregate purchase price of $1.4 million. Effective at closing, the Company was no longer entitled to elect a board member on SERVCO’s Board of Directors, and Dr. Lionel Reilly, the Company’s Chief Executive Officer and President, resigned as a director of SERVCO. The Company also agreed to cooperative with AAHA and SERVCO to transition the logistics support previously provided by the Company. Both AAHA and SERVCO agreed not to attempt to retain or hire any employee of the Company for a one year period commencing on July 14, 2008.

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2008 (unaudited)

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended July 31, 2008, filed with the SEC. The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Since the Company’s reportable segments all provide essentially the same products and services, the Company believes it would be impracticable to report the revenue from external customers for each product and service or each group of similar products and services in accordance with paragraph 37 of SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

The following table summarizes the Company’s operations by business segment:

			Direct		Condensed
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended October 31, 2008
Net sales and other revenue	$84,155	$63	$18,521	$(16,944)	$85,795
Cost of sales	78,003	53	17,048	(17,496)	77,608
Operating, general and
administrative expenses	8,364	-	2,029	-	10,393
Operating income (loss)	(2,212)	10	(556)	552	(2,206)
Income (loss) before taxes	$(2,435)	$10	$(562)	$552	$(2,435)
Business segment assets	$105,767	$360	$19,627	$(19,046)	$106,708

Three months ended October 31, 2007
Net sales and other revenue	$89,975	$386	$16,817	$(17,577)	$89,601
Cost of sales	82,249	401	14,732	(17,345)	80,037
Operating, general and
administrative expenses	7,501	-	1,829	-	9,330
Operating income (loss)	225	(15)	256	(232)	234
Income (loss) before taxes	$(128)	$(15)	$247	$(232)	$(128)
Business segment assets	$99,850	$404	$12,661	$(11,907)	$101,008

PROFESSIONAL VETERINARY PRODUCTS, LTD.

Notes to Consolidated Financial Statements

October 31, 2008 (unaudited)

(in thousands, except per share data)

NOTE 13 – SUBSEQUENT EVENTS:

On November 19, 2008, the Company entered into Amendment No. 2 to the Loan Agreement dated November 14, 2006 with FNB. The Company believes that it is in the Company’s best interest to enter into interest rate swap transactions from time-to-time with FNB. The current terms of the Loan Agreement do not facilitate such swap transactions. Accordingly, the Company executed the Amendment (effective November 1, 2008), to establish a monthly reset for such variable interest rate and to make other changes necessary to facilitate the Company’s entry into interest rate swap transactions. Pursuant to the Amendment, interest shall be paid on the revolving note at a variable rate, reset monthly, equal to LIBOR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 or 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. The revolving note terminates December 1, 2009.

On December 3, 2008, Dr. Lionel Reilly publicly announced his retirement. Dr. Lionel Reilly will retain the position as the Chief Executive Officer (CEO) until January 31, 2009. Steve Price, the Company’s current Chief Operating Officer, assumed the role of President on November 1, 2008. On February 1, 2009, Steve Price will become both President and CEO.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and accompanying notes that are included in this quarterly report.

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

Overview

Professional Veterinary Products, Ltd. provides distribution services of animal health products through three business segments, Wholesale Distribution (PVP), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn). The Wholesale Distribution segment is a wholesaler of animal health products. The Logistics Services segment provides logistics and distribution service operations for vendors of animal health products and business to business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer.

We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 18% of our sales and other revenue from our Direct Customer Services segment for the three month period ending October 31, 2008.

During the quarter ended October 31, 2008, the Company’s net sales and other revenues decreased by $3.8 million and gross profit decreased $1.4 million or 14.4% compared to the prior period. The gross profit decrease was primarily due to the decrease in profit margin of our sales to AAHA Services Corporation d/b/a MARKETLink (“SERVCO”) of $0.8 million which was due to a decrease in sales of $9.1 million which primarily resulted from the termination of the agreement between the Company and SERVCO, a decrease in vendor sales and purchase incentives earned by the Company of $0.2 million, and an increase in freight expense of $0.4 million. The agreement between the Company and SERVCO terminated according to its terms on June 30, 2008. For the quarter, net income decreased by $1.7 million to $(1.7) million compared to $(34) thousand in the prior comparative period. The net income decrease was primarily due to a decrease in gross profit of $1.4 million and an increase in operations and maintenance expense of $1.0 million. Partially offsetting this decrease was a decrease in income tax expense of $0.6 million and a decrease in interest expense of $0.1 million.

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

Current Assets

During the three month period ending October 31, 2008, the Company’s current assets increased $25.5 million primarily due to increased accounts receivable of $12.6 million and an increase in inventory of $11.2 million, which resulted from a decrease in cash receipts from customers and an increase in product purchased from vendors. From time-to-time, the Company seeks performance incentives from its vendors, and during the first quarter, the Company’s inventory levels were substantially higher because of its attempted efforts in achieving such goals.

Current Liabilities

During the three month period ending October 31, 2008, the Company’s current liabilities increased $27.4 million primarily due to an increase in notes payable of $12.6 million and an increase in accounts payable of $14.7 million of which is the result of increased quarter end inventory levels compared to the end of the previous fiscal year end.

Results of Operations

The following discussion is based on the historical results of operations for the three month periods ended October 31, 2008 and 2007.

SummaryCondensed Consolidated Results of Operations Table For Three Months Ended October 31, 2008

	Three Months Ended
	October 31,
	(in thousands)
	2008	2007
Net sales and other revenue	$85,795	$89,601
Cost of sales	77,608	80,037
Gross profit	8,187	9,564
Operating, general and administrative
expenses	10,393	9,330
Operating income (loss)	(2,206)	234
Interest expense, net	(229)	(326)
Other income (expense)	-	(36)
Loss before taxes	(2,435)	(128)
Income tax expense	(675)	(94)
Net loss	$(1,760)	$(34)

Three months ended October 31, 2008 as compared to three months ended October 31, 2007

Net sales and other revenue for the three month period ending October 31, 2008 decreased $3.8 million to $85.8 million compared to $89.6 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to SERVCO of $9.1 million which primarily resulted from the termination of the agreement between the Company and SERVCO on June 30, 2008 and a decrease in sales to existing customers of $0.7 million. Partially offsetting this decrease was an increase in sales to new customers of $5.8 million, of which $5.0 million was a result of invoiced sales to previous SERVCO customers, and an increase in agency commission of $0.2 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers.

Cost of sales for the three month period ending October 31, 2008 decreased $2.4 million to $77.6 million compared to $80.0 million for the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $2.6 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $0.2 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.

Gross profit for the three month period ending October 31, 2008 decreased $1.4 million to $8.2 million compared to $9.6 million for the same period the previous year. This decrease is primarily attributable to the decrease in margin to SERVCO of $0.8 million which was due to a decrease in sales of $9.1 million which primarily resulted from the termination of the agreement between the Company and SERVCO, a decrease in vendor sales and purchase incentives earned by the Company of $0.2 million, and an increase in freight expense of $0.4 million. Gross profit as a percentage of net sales and other revenue was 9.5% compared to 10.7% for the same period the previous year.

Operating, general and administrative expenses for the three month period ending October 31, 2008 increased $1.0 million to $10.3 million compared to $9.3 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in the following: payroll and payroll taxes of $0.5 million, professional services of $0.3 million, and computer support expense of $0.4 million. Partially offsetting this increase was a decrease in communication expense of $0.1 million and a decrease in employment expenses of $0.1 million. The increases in operating, general and administrative expenses resulted from the Company’s investment in technology to increase value to our customers and to the Company. In addition to technological advances, the Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. These expenses as a percentage of net sales and other revenue were 12.1% compared to 10.4% for the same period the previous year.

Operating income (loss) for the three month period ending October 31, 2008 decreased $2.4 million to $(2.2) million compared to $0.2 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $1.4 million and an increase in operating, general and administrative expenses of $1.0 million.

The Company’s other income and interest (expense) was $(229) thousand for the three month period ending October 31, 2008, compared to $(362) thousand for the same period the previous year. Interest expense decreased to $300 thousand for the three month period ending October 31, 2008, from $395 thousand for the same period in the previous year while interest income increased to $71 thousand compared to $69 thousand in the prior period. The decrease in the Company’s other income and interest (expense) resulted primarily from a decrease in additional interest expense of $95 thousand due principally on outstanding debt. The increase in interest income resulted from an increase in the finance charges on past due accounts receivable of $2 thousand.

Net income (loss) decreased by $1.7 million to $(1.7) million compared to $34 thousand for the same period the previous year. The net income decrease was primarily due to a decrease in gross profit of $1.4 million and an increase in operating expense of $1.0 million. Partially offsetting this decrease was a decrease in income tax expense of $0.6 million and a decrease in interest expense of $0.1 million.

Operating Segments - three months ended October 31, 2008 as compared to three months ended October 31, 2007

The Company has three reportable segments: Wholesale Distribution (PVP), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn). The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistic Services segment serves business-to-business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.

The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 12 of the Company’s Condensed Consolidated Financial Statements at October 31, 2008.

Wholesale Distribution

Net sales and other revenue for the three month period ending October 31, 2008 decreased by 6.5% or $5.8 million. Net sales and other revenue for the three month period ending October 31, 2008 totaled $84.2 million compared to $90.0 million for the same three month period in the prior fiscal year. The decrease in net sales and other revenue resulted from a decrease in sales to SERVCO of $9.1 million which primarily resulted from the termination of the agreement between the Company and SERVCO on June 30, 2008 and a decrease in sales to existing customers of $2.4 million. Partially offsetting this decrease was an increase in sales to new customers of $5.5 million of which $5.0 million was a result of invoiced sales to previous SERVCO customers and an increase in agency commission of $0.2 million.

Cost of sales for the three month period ending October 31, 2008 decreased $4.2 million to $78.0 million compared to $82.2 million for the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $4.3 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $0.1 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.

Gross profit decreased by $1.6 million to $6.1 million compared to $7.7 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to the decrease in margin to SERVCO of $0.8 million, a decrease in vendor sales and purchase incentives earned by the Company of $0.1 million, and an increase in freight expense of $0.4 million. Gross profit as a percentage of total revenue was 7.3% for the three month period ending October 31, 2008 compared to 8.6% for the same three month period in the previous year.

Operating, general and administrative expenses increased by $0.9 million to $8.4 million for three month period ending October 31, 2008 compared to $7.5 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in the following: payroll and payroll taxes of $0.5 million, professional services of $0.3 million, and computer support expense of $0.4 million. Partially offsetting this increase was a decrease in employee education of $0.2 million, a decrease in employment expense of $0.1 million, and a decrease in communication expense of $0.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending October 31, 2008 was 9.9% compared to 8.3% for the three month period ended October 31, 2007.

Operating income (loss) decreased by $2.4 million to $(2.2) million for the three month period ending October 31, 2008 compared to $0.2 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $1.6 million and an increase in operating expenses of $0.8 million.

Logistics Services

Net sales and other revenue for the three month period ending October 31, 2008 decreased by $0.3 million. Net sales and other revenue for the three month period ending October 31, 2008 totaled $0.1 million compared to $0.4 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers.

Cost of sales for the three month period ending October 31, 2008 decreased $0.3 million to $0.1 million compared to $0.4 million from the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $0.3 million. The cost of goods sold includes the Company’s inventory product cost.

Gross profit increased by $25 thousand to $10 thousand during the three month period ending October 31, 2008 compared to $(15) thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 15.9% for the three month period ending October 31, 2008 compared to (3.9)% for the three month period ended October 31, 2007.

Operating, general and administrative expenses are nominal for this segment and for the three month periods ended October 31, 2008 and 2007.

Operating income (loss) increased by $25 thousand to $10 thousand for the three month period ending October 31, 2008 compared to $(15) thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit.

Direct Customer Services

Net sales and other revenue for the three month period ending October 31, 2008 increased by 10.1% or $1.7 million. Net sales and other revenue for the three month period ending October 31, 2008 totaled $18.5 million compared to $16.8 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to existing customers of $1.4 million and an increase in sales to new customers of $0.3 million.

Cost of sales for the three month period ending October 31, 2008 increased by $2.3 million to $17.0 million compared to $14.7 million for the same period the previous year. This increase is primarily attributable to the increase of cost of goods sold of $2.3 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.

Gross profit decreased by $0.6 million to $1.5 million in the three month period ending October 31, 2008 compared to $2.1 million for the same period the previous fiscal year. This decrease was primarily attributable due to the increase in sales discounts to customers of $0.5 million. Gross profit as a percentage of total revenue was 8.0% for the three month period ending October 31, 2008 compared to 12.4% for the three month period ended October 31, 2007.

Operating, general and administrative expenses increased by $0.2 million to $2.0 million for three month period ending October 31, 2008 compared to $1.8 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in labor costs of $0.1 million and employee reimbursed mileage expenses of $0.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending October 31, 2008 were 11.0% and compared to 10.9% during the same three month period ending October 31, 2007.

Operating income (loss) decreased by $0.8 million to $(0.5) million for the three month period ending October 31, 2008 compared to an operating income of $0.3 million for the same period in the previous year. This decrease is primarily attributable to a decrease in gross profit of $0.6 million and an increase in operating expenses of $0.2 million.

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

Liquidity and Capital Resources

The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At October 31, 2008, there were no additional material commitments for capital expenditures other than as noted below.

The Company also expended significant funds in the lease and purchase of its facilities. The Company leases a total of 87,500 square feet from Kinsley Equities II Limited Partnership for warehouse space in York, Pennsylvania. In January 2007, the Company entered into Amendment No. 3 to the lease agreement with Kinsley Equities II Limited Partnership. The amendment extended the lease term from July 31, 2007 to July 31, 2010. The payment for this lease is $29,896 per month.

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

The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Installments of principal and interest in the amount of $55,282 are due on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of October 31, 2008, the Company had $4.0 million outstanding on the Term Note.

FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily (monthly effective November 1, 2008), equal to the LIBOR as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10.0 million for the period ending October 31, 2008. Upon the event of default, the Revolving Note shall bear interest at the LIBOR as determined by FNB plus 7.50% per annum. As of October 31, 2008, the variable interest rate at which the Revolving Note accrued interest was 4.6%, and the Company had approximately $25.4 million outstanding thereunder.

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

On November 19, 2008, the Company entered into Amendment No. 2 to the Loan Agreement dated November 14, 2006 with FNB. The Company believes that it is in the Company’s best interest to enter into interest rate swap transactions from time-to-time with FNB. The current terms of the Loan Agreement do not facilitate such swap transactions. Accordingly, the Company executed the Amendment (effective November 1, 2008) to establish a monthly reset for such variable interest rate and to make other changes necessary to facilitate the Company’s entry into interest rate swap transactions. Pursuant to the Amendment, interest shall be paid on the revolving note at a variable rate, reset monthly, equal to LIBOR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 or 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00.

Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.

Operating Activities. Net cash consumed by operating activities of $10.9 million for the three months ending October 31, 2008, was primarily attributable to an increase in accounts receivable of $12.6 million and an increase in inventory of $11.1 million, which was partially offset by an increase of $15.2 million in accounts payable. From time-to-time, the Company seeks performance incentives from its vendors, and during the first quarter, the Company’s inventory levels were substantially higher because of its attempted efforts in achieving such goals which also increases extension of the Company’s credit terms. Net cash provided in operating activities of $0.3 million for the three months ending October 31, 2007, was primarily attributable to an increase of $10.6 million in accounts payable, which was partially offset by an increase of $8.8 million in accounts receivable and an increase of $1.5 million in inventories.

Investing Activities. Net cash consumed by investing activities of $345 thousand for the three months ending October 31, 2008 was primarily attributable to investments in equipment, including the purchase of office, warehouse, computer equipment, and premiums paid for life insurance on the Company’s officers. Net cash consumed by investing activities of $661 thousand for the three months ending October 31, 2007 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.

Financing Activities. Net cash provided by financing activities of $12.4 million for the period ending October 31, 2008 was primarily attributable to net loan proceeds of $12.6 million. Net cash provided by financing activities of $2.3 million for the period ending October 31, 2007 was primarily attributable to net loan proceeds of $2.5 million. The loan proceeds were on the Company’s revolving line of credit.

Off-Balance Sheet Arrangements

At October 31, 2008, the Company did not have any off-balance sheet arrangements.

Critical Accounting Policies

The SEC issued disclosure guidance for “critical accounting policies.” The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008 filed with the SEC. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company’s critical accounting policies impacted by judgments, assumptions and estimates.

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

Revenue Recognition

The Company derives its revenue primarily from the sale of products and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is pervasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.

Inventories

Inventories consist substantially of finished goods held for resale and are valued at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method.

Major Customers, Major Suppliers and Credit Concentrations

Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 52.9% of all purchases at October 31, 2008. Two vendors comprised 50.5% of all purchases at October 31, 2007.

Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries. See Note 7 Income Taxes for additional details.

Other Intangible Assets

Annually, the Company subjects other identifiable intangible assets with indefinite lives to an impairment test,

in accordance with accounting procedures generally accepted in the United States. Other intangible assets continue to be amortized over their useful lives.

Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense is included in operating, general, and administrative expenses on the Condensed Consolidated Statements of Loss and Comprehensive Loss.

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

For the three months ended October 31, 2008 and 2007, benefits accrued and expensed were $81 and $86, respectively. The plan is an unfunded supplemental executive retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2.464 million and $2.238 million at October 31, 2008 and July 31, 2008, respectively.

Recent Accounting Changes

The Company adopted FASB SFAS No. 157, Fair Value Measurements, as of August 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between the market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial position, cash flows or results of operations.

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

The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of October 31, 2008, the Company had $4,048,765 outstanding on the Term Note.

The Company and its subsidiaries also executed a Revolving Note in the maximum aggregate amount of $40,000,000 and evidenced by a Revolving Note dated November 14, 2006. Advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily (monthly effective November 1, 2008), equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less then or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of October 31, 2008, the variable interest rate at which the Revolving Note accrued interest was 4.62% and the Company had approximately $25.4 million outstanding thereunder.

The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in the market interest rates. If interest rates on variable debt rose .46 percentage points (a 10% change from the interest rate as of October 31, 2008), assuming no change in the Company’s outstanding balance under the line of credit (approximately $25.4 million as of October 31, 2008), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $117 thousand.

ITEM 4:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weaknesses, and believes that its disclosure controls and procedures were effective at October 31, 2008.

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

Changes in Internal Controls

During the quarter ended October 31, 2008, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.

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

There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended July 31, 2008.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)        The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to October 31, 2008.

(b)	Not applicable.

(c)        There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On November 30, 2008, there were 2,006 record holders of the Company’s common stock.

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

The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company’s business and therefore does not currently anticipate paying cash dividends in the foreseeable future. The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three fiscal years ended July 31, 2008.

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

During the quarter ended October 31, 2008, the Company repurchased fifteen (15) shares of its common stock as set forth in the following table:

Purchases of Equity Securities by the Company and Affiliated Purchasers:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(1)
August 1 – August 31, 2008	6	$3,000	-	2,031
September 1 – September 30, 2008	5	$3,000	-	2,026
October 1 – October 31, 2008	4	$3,000	-	2,022
Total:	15	$3,000	-	2,022

(1)        The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the quarter ended October 31, 2008.

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

Date: December 12, 2008

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Dr. Lionel L. Reilly
Dr. Lionel L. Reilly, CEO

By:	/s/ Neal B. Soderquist
Neal B. Soderquist, Vice President and CFO