Form 10-Q
period 2009-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2009-03-16
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2009
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
Yes      ☑       No       ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       ☐       No      ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (February 28, 2009).
Common Stock, $1.00 par value, 1,976

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED JANUARY 31, 2009

ITEM 1: FINANCIAL STATEMENTS
PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Balance Sheets
As of January 31, 2009 (unaudited) and July 31, 2008
(in thousands, except share data)

	January 31,	July 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$3,331	$1,985
Accounts Receivable, less allowance for doubtful accounts $641 and $501, respectively	28,405	27,782
Accounts receivable, related parties	1,108	663
Inventory, less allowance for obsolete inventory $135 and $182, respectively	39,433	35,906
Deferred tax asset	552	599
Other current assets	1,980	1,271

Total current assets	74,809	68,206

NET PROPERTY AND EQUIPMENT	9,400	10,200

OTHER ASSETS
Intangible assets, less accumulated amortization, $8 and $7 respectively	32	33
Investment in unconsolidated affiliates	144	144
Cash value of life insurance	2,601	2,351
Deferred tax asset	443	257
Other assets	1	3

Total other assets	3,221	2,788

TOTAL ASSETS	$87,430	$81,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$27,171	$12,860
Current portion of long-term debt and capital lease obligation	384	371
Current portion of accrued retirement benefits	115	115
Accounts payable	26,673	32,801
Accounts payable, related parties	1,224	738
Interest rate swap	211	—
Other current liabilities	3,542	4,093

Total current liabilities	59,320	50,978

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	3,574	3,767
Accrued retirement benefits	2,994	2,853

Total long-term liabilities	6,568	6,620

TOTAL LIABILITIES	65,888	57,598

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 11
STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding, 1,988 shares and 2,037, respectively	2	2
Paid-in capital	5,897	6,044
Retained earnings	16,142	17,935
Accumulated other comprehensive loss	(499)	(385)

Total stockholders’ equity	21,542	23,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$87,430	$81,194

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Three and Six Month Periods Ended January 31, 2009 and 2008
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008
NET SALES AND OTHER REVENUE	$64,727	$91,016	$150,522	$180,617

COST OF SALES	54,790	78,121	132,398	158,158

Gross profit	9,937	12,895	18,124	22,459

OPERATING GENERAL AND ADMINISTRATIVE EXPENSES	9,925	10,191	20,318	19,521

Operating income (loss)	12	2,704	(2,194)	2,938

OTHER INCOME (EXPENSE)
Interest income	123	92	194	161
Interest expense	(304)	(379)	(604)	(774)
Loss on sale of equipment	(29)	—	(29)	—
Equity in earnings of unconsolidated affiliate	—	—	—	(36)

Other expense — net	(210)	(287)	(439)	(649)

Income (loss) before taxes	(198)	2,417	(2,633)	2,289

Income tax expense (benefit)	(165)	906	(840)	812

NET INCOME (LOSS)	$(33)	$1,511	$(1,793)	$1,477

EARNINGS (LOSS) PER COMMON SHARE	$(16.54)	$737.29	$(891.85)	$719.29

Weighted average common shares outstanding	1,995	2,049	2,011	2,053

COMPREHENSIVE INCOME
Net income (loss)	$(33)	$1,511	$(1,793)	$1,477
Other comprehensive income:
Adjustment for net periodic pension benefit cost, net of tax	6	6	12	12
Adjustment for mark-to-market value of swap, net of tax	(77)	—	(126)	—

Total comprehensive income (loss)	$(104)	$1,517	$(1,907)	$1,489

SUPPLEMENTAL INFORMATION

Net sales and other revenue — related parties	$1,498	$9,222	$2,850	$19,512

Purchases — related parties	$2,481	$4,132	$6,555	$7,782
See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Stockholders’ Equity
Six Month Period Ended January 31, 2009
(unaudited)
(in thousands, except per share data)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income(Loss)	Total
BALANCE AT JULY 31, 2008	2,037	$2	$6,044	$17,935	$(385)	$23,596
Redemption of stock	(49)	—	(147)	—	—	(147)
Change in unrecognized pension cost	—	—	—	—	12	12
Change in mark-to-market interest rate swap	—	—	—	—	(126)	(126)
Net Loss	—	—	—	(1,793)	—	(1,793)

BALANCE AT JANUARY 31, 2009	1,988	$2	$5,897	$16,142	$(499)	$21,542

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Cash Flows
Six Month Periods Ended January 31, 2009 and 2008
(unaudited)
(in thousands, except per share data)

	January 31,	January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (loss)	$(1,793)	$1,477

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	916	814
Loss on sale of assets	29	—
Retirement benefits	141	164
Deferred income tax	(42)	(162)
Allowance for doubtful accounts	140	47
Allowance for obsolete inventory	(47)	33
Loss from affiliates	—	36
Changes in:
Receivables	(1,208)	(6,056)
Inventory	(3,480)	(4,746)
Other current assets	(709)	(586)
Other assets	2	—
Accounts payable	(5,642)	11,394
Other current liabilities	(551)	73

Total adjustments	(10,451)	1,011

Net cash provided by (consumed by) operating activities	(12,244)	2,488

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(144)	(963)
Purchase of investments	—	(9)
Sale of investments	—	40
Cash value of life insurance	(250)	(458)

Net cash consumed by investing activities	(394)	(1,390)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	14,311	726
Payments of long-term debt and capital lease obligation	(180)	(203)
Net payments from issuance of common stock	(147)	(44)

Net cash provided by financing activities	13,984	479

Net increase in cash	1,346	1,577
Cash at beginning of year	1,985	1,111

Cash at end of period	$3,331	$2,688

Supplemental disclosure of cash flow information:
Interest paid	$612	$823

Income taxes paid (refunded)	$(203)	$896

Non-cash periodic pension cost	$12	$13

Non-cash unrealized loss on interest rate swap	$(126)	$—

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2009 (unaudited)
(in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
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
     The results of operations and cash flows for the six months ended January 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2009 or any other period.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS:
     The Company adopted FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements, as of August 1, 2008 (SFAS 157). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between the market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2009 (unaudited)
(in thousands, except per share data)
NOTE 3 — PROPERTY AND EQUIPMENT:
          Major classes of property and equipment consist of the following:

	January 31,	July 31,
	2009	2008
Land	$1,762	$1,762
Buildings	5,217	5,217
Leasehold improvements	606	636
Equipment	11,155	10,982

	18,740	18,597
Less — Accumulated depreciation	9,491	8,698

	9,249	9,899
Construction in progress	151	301

Net property, plant, and equipment	$9,400	$10,200

NOTE 4 — LINE OF CREDIT:
     The Company has a revolving line of credit that provides for borrowings up to $40,000 with First National Bank (FNB) and this line is scheduled to expire in December 2009. The short-term borrowing amounts outstanding under this credit facility were $27,171 and $12,860 at January 31, 2009 and July 31, 2008, respectively. Under the current credit agreement, interest is payable at 1.25% or 1.50% (1.50% at January 31, 2009) over the London InterBank Offered Rate (LIBOR), depending on the Company’s cash flow leverage ratio. The weighted average interest rates of borrowings outstanding under the revolving credit agreements were 3.58% and 6.29% for the periods ending January 31, 2009 and January 31, 2008, respectively. The average dollar amounts of the borrowing were $24,909 and $18,338 for the periods ending January 31, 2009 and January 31, 2008, respectively. As a result of the interest rate swap, the Company is paying an effective interest rate of 4.59% for borrowings up to $10,000 for the period ending January 31, 2009. The line of credit is secured by substantially all of the Company’s assets.
     The debt and credit agreements contain certain covenants related to financial ratios as well as restricting the Company from paying dividends. The Company was in compliance with all covenants under the borrowing agreements at January 31, 2009 and 2008.
NOTE 5 — EARNINGS PER SHARE:
     SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,995 and 2,049 for the three month period ending January 31, 2009 and 2008, respectively. The weighted average number of common shares outstanding was 2,011 and 2,053 at January 31, 2009 and 2008, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2009 (unaudited)
(in thousands, except per share data)
NOTE 6 — COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. There were 1,988 and 2,037 issued and outstanding shares at January 31, 2009 and July 31, 2008, respectively. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.
NOTE 7 — INCOME TAXES:
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
     The Company’s policy is to classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, or penalty relating to tax uncertainties recognized in the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the six months ended January 31, 2009. There were no accrued interest and penalties related to income tax uncertainties reported on the Condensed Consolidated Balance Sheet at January 31, 2009.
NOTE 8 — POST RETIREMENT BENEFITS:
     For the six months ended January 31, 2009 and 2008, benefits accrued and expensed were $162 and $172, respectively, pursuant to the Company’s Supplemental Executive Retirement Plan (SERP), which is an unfunded plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,484 and $2,238 at January 31, 2009 and July 31, 2008, respectively.
          Net periodic benefit costs for the Company’s SERP include the following components:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2009	2008	2009	2008
Service cost	$24	$35	$49	$69
Interest cost	46	41	93	82
Amortization of prior losses	2	1	3	3
Amortization of unrecognized prior service cost	9	9	17	18

Net periodic benefit cost	$81	$86	$162	$172

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2009 (unaudited)
(in thousands, except per share data)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS:
     As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at LIBOR and to pay interest to the counterparty at a fixed rate of 3.09% on notional amounts of $10,000 at January 31, 2009. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10,000 for the period ending January 31, 2009. Under the agreement, the Company pays or receives the net interest monthly, with the monthly settlements included in interest expense.
     Management has designated the interest rate swap agreement as a cash flow hedging instrument, and has determined the agreement qualifies for hedge accounting under the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. As a result, the agreement is recorded at its fair value with subsequent changes in fair value included in accumulated other comprehensive income.
NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
     Effective August 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the year.
     SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
     Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying condensed consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2009 (unaudited)
(in thousands, except per share data)
NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued):
     Interest Rate Swap Agreement
     The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.
     The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at January 31, 2009:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreement	$(211)	$—	$(211)	$—
NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES:
     Stock Redemption — The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but is not obligated to, repurchase such shares. See Note 6 for additional information.
     Major Customers, Major Suppliers and Credit Concentrations — Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 52.7% of all purchases at January 31, 2009. Two vendors comprised 43.1% of all purchases at January 31, 2008.
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
     Agreements — On November 19, 2008, the Company and FNB entered into Amendment No. 2 (Amendment) to the Loan Agreement dated November 14, 2006 to permit the Company to enter into interest rate swap transactions from time-to-time. Pursuant to the Amendment, interest shall be paid on the revolving note at a variable rate, reset monthly, equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2009 (unaudited)
(in thousands, except per share data)
NOTE 12 — SEGMENT INFORMATION:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2009 (unaudited)
(in thousands, except per share data)
NOTE 12 — SEGMENT INFORMATION (continued):
The following table summarizes the Company’s operations by business segment:

			Direct		Condensed
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended January 31, 2009
Net sales and other revenue	$62,940	$61	$9,255	$(7,529)	$64,727
Cost of sales	54,313	51	7,858	(7,432)	54,790
Operating, general and administrative expenses	8,582	—	1,343	—	9,925
Operating income	45	10	54	(97)	12
Income (loss) before taxes	$(198)	$10	$87	$(97)	$(198)

Three months ended January 31, 2008
Net sales and other revenue	$90,981	$878	$19,915	$(20,758)	$91,016
Cost of sales	80,008	937	17,232	(20,056)	78,121
Operating, general and administrative expenses	8,265	—	1,926	—	10,191
Operating income (loss)	2,710	(59)	756	(703)	2,704
Income (loss) before taxes	$2,417	$(59)	$762	$(703)	$2,417

Six months ended January 31, 2009
Net sales and other revenue	$147,095	$124	$27,776	$(24,473)	$150,522
Cost of sales	132,316	104	24,906	(24,928)	132,398
Operating, general and administrative expenses	16,946	—	3,372	—	20,318
Operating income (loss)	(2,167)	20	(502)	455	(2,194)
Income (loss) before taxes	$(2,633)	$20	$(475)	$455	$(2,633)
Business segment assets	$86,684	$371	$10,159	$(9,784)	$87,430

Six months ended January 31, 2008
Net sales and other revenue	$180,957	$1,264	$36,732	$(38,336)	$180,617
Cost of sales	162,257	1,338	31,964	(37,401)	158,158
Operating, general and administrative expenses	15,766	—	3,755	—	19,521
Operating income (loss)	2,935	(74)	1,012	(935)	2,938
Income (loss) before taxes	$2,289	$(74)	$1,009	$(935)	$2,289
Business segment assets	$100,863	$320	$14,550	$(13,902)	$101,831

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2009 (unaudited)
(in thousands, except per share data)
     NOTE 13 — SIGNIFICANT ESTIMATES AND CONCENTRATIONS
     Current Economic Conditions — The current economic environment presents manufacturers with unprecedented circumstances and challenges, which in some cases have resulted in large declines in the fair value of investments and other assets, declines in the volume of business, constraints on liquidity and difficulty obtaining financing. The financial statements have been prepared using values and information currently available to the Company.
     Current economic and financial market conditions could adversely affect our results of operations in future periods. The current instability in the financial markets may make it difficult for certain of our customers to obtain financing, which may significantly impact the volume of future sales which could have an adverse impact on the Company’s future operating results.
     In addition, given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in investment values, allowances for accounts and notes receivable, net realizable value of inventory, realization of deferred tax assets and valuation of intangibles and goodwill that could negatively impact the Company’s ability to meet debt covenants or maintain sufficient liquidity.

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
     These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based upon the current beliefs and expectations of our management and are subject to significant risks and uncertainties. Actual results may differ from those set forth in the forward-looking statements. The following factors, among others, could cause actual results to differ materially from those in forward-looking statements: decreased demand for our services or loss of one or more of our major customers; surplus inventories; loss of one or more of our major vendors; recessionary economic cycles; strikes, work slowdowns, or work stoppages at our vendors’ facilities; increases in interest rates; and increases in the prices paid for goods. Readers should review and consider these factors along with the various disclosures we make in public filings with the Securities and Exchange Commission.
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
     We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 16% of our sales and other revenue from our Direct Customer Services segment for the three month period ending January 31, 2009. The state of the overall economy and consumer spending has impacted all of our segments. The production and companion animal markets have been integral to our financial results and we intend to continue supporting them. Historically, sales in the production animal market has been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety.
     We believe that growth in the companion animal market has slowed recently as a result of a decrease in consumer spending. Historically, this growth has been due to the increasing number of households with companion animals, increased expenditures on animal health and preventative care, an aging pet population, advancements in pharmaceuticals and diagnostic testing and extensive marketing programs sponsored by companion animal nutrition and pharmaceutical companies. While the average order size for companion animal health products is often smaller than production animal health products, companion animal health products typically have higher margins. We intend to continue to penetrate this market through internal growth initiatives.
     Product sales in the production animal market have been negatively impacted by increasing volatility in commodity prices such as corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods and changes in the general economy. We believe that this is not a permanent condition in the market and that demand will return as prices normalize. We intend to continue to support production animal veterinarians with a broad range of products and value added services.
     During the quarter ended January 31, 2009, the Company’s net sales and other revenues decreased by $26.3 million and gross profit decreased $3.0 million or 22.9% compared to the prior period. Net income also decreased by $1.5 million to $(33) thousand compared to $1.5 million in the prior comparative period. These decreases resulted from the termination of the agreement between the Company and AAHA Services Corporation d/b/a MARKETLink (“SERVCO”) on June 30, 2008, fewer vendor sales and purchase incentives earned by the Company of $4.1 million, and a substantial decrease in sales to existing customers which has been attributable to the current state of the economy and a very competitive environment in the animal health wholesale distribution industry. During the comparative period ended January 31, 2008, the SERVCO contract represented additional sales of $7.9 million and an improved profit margin of sales of $0.8 million. The decrease in net sales for the quarter was slightly offset by decreased freight expense of $1.9 million, operations and maintenance expense of $0.3 million, income tax expense of $1.1 million, and interest expense of $0.1 million. The Company believes that the primary reason for the substantial decrease in sales to existing customers is due to the decline in growth in the companion and production animal markets as a result of a decrease in consumer spending and increasing volatility in commodity prices, respectively.
     Looking forward, we believe that the current state of the economy, costs of sales, and labor expense will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.
     Current Assets
     During the six month period ending January 31, 2009, the Company’s current assets increased $6.6 million primarily due to increased accounts receivable of $1.1 million which resulted from a decrease in cash receipts from customers and an increase in inventory of $3.5 million which resulted from lower inventory turnover.
     Current Liabilities
     During the six month period ending January 31, 2009, the Company’s current liabilities increased $8.3 million primarily due to an increase in notes payable of $14.3 million, which was used primarily to fund the Company’s inventory. Partially offsetting this increase was a decrease in accounts payable of $5.6 million of which is the result of decreased inventory purchases.

Results of Operations
     The following discussion is based on the historical results of operations for the three month periods ended January 31, 2009 and 2008.
Summary Condensed Consolidated Results of Operations Table For Three Months Ended January 31, 2009

	Three Months Ended
	January 31,
	(in thousands)
	2009	2008
Net sales and other revenue	$64,727	$91,016
Cost of sales	54,790	78,121

Gross profit	9,937	12,895
Operating, general and administrative expenses	9,925	10,191

Operating income	12	2,704
Interest expense, net	(181)	(287)
Other expense	(29)	—

Income (loss) before taxes	(198)	2,417
Income tax expense (benefit)	(165)	906

Net income (loss)	$(33)	$1,511

Three months ended January 31, 2009 as compared to three months ended January 31, 2008
     Net sales and other revenue for the three month period ending January 31, 2009 decreased $26.3 million to $64.7 million compared to $91.0 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to SERVCO of $7.9 million which primarily resulted from the termination of the agreement between the Company on June 30, 2008 and a decrease to existing customers of $22.0 million. Partially offsetting this decrease was an increase in sales to new customers of $3.5 million, of which $3.3 million was a result of invoiced sales to previous SERVCO customers, and an increase in agency commission of $0.1 million.. The Company believes that the primary reason for the substantial decrease in sales to existing customers is due to the decline in growth in the companion and production animal markets as a result of a decrease in consumer spending and increasingly volatility in commodity prices, respectively. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers.
     Cost of sales for the three month period ending January 31, 2009 decreased $23.3 million to $54.8 million compared to $78.1 million for the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $27.4 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $4.1 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor sales and purchase incentives.
     Gross profit for the three month period ending January 31, 2009 decreased $3.0 million to $9.9 million compared to $12.9 million for the same period the previous year. This decrease is primarily attributable to the decrease in margin to SERVCO and decrease in sales due to the termination of the SERVCO agreement and a decrease in vendor sales and purchase incentives earned by the Company of $4.1 million. Partially offsetting this decrease was a decrease in freight expense of $1.9 million. Gross profit as a percentage of net sales and other revenue was 15.4% compared to 14.2% for the same period the previous year.
Operating, general and administrative expenses for the three month period ending January 31, 2009 decreased $0.3 million to $9.9 million compared to $10.2 million for the same period the previous year. The decrease in operating, general and administrative expenses resulted primarily from a decrease in payroll and payroll taxes of $0.9 million. Partially offsetting this decrease was an increase in professional services of $0.3 million, and an increase in computer support expense of $0.3 million. The increase in computer support expense resulted from the Company’s investment in technology to increase value to our customers and to the Company. In addition to technological advances, the Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. These operating, general and administrative expense as a percentage of net sales and other revenue were 15.3% compared to 11.2% for the same period the previous year.
     Operating income for the three month period ending January 31, 2009 decreased $2.7 million to $12 thousand compared to $2.7 million for the same period the previous year. This decrease is primarily attributable to lack of sales and static expenses. Partially offsetting this decrease was a decrease in operating, general and administrative expenses of $0.3 million.
     The Company’s other income and interest (expense) was $(210) thousand for the three month period ending January 31, 2009, compared to $(287) thousand for the same period the previous year. Interest expense decreased to $304 thousand for the three month period ending January 31, 2009, from $379 thousand for the same period in the previous year while interest income increased to $123 thousand compared to $92 thousand in the prior period. The decrease in the Company’s other income and interest (expense) resulted primarily from a decrease in additional interest expense of $75 thousand due principally on outstanding debt. The increase in interest income resulted from an increase in the finance charges on past due accounts receivable of $31 thousand.
     Net income (loss) decreased by $1.5 million to $(33) thousand compared to $1.5 million for the same period the previous year. The net income decrease was primarily due to a decrease in gross profit of $3.0 million. Partially offsetting this decrease was a decrease in operating expenses of $0.3 million, a decrease in income tax expense of $1.1 million, and a decrease in interest expense of $0.1 million.
Operating Segments — three months ended January 31, 2009 as compared to three months ended January 31, 2008
     The Company has three reportable segments: Wholesale Distribution (PVP), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn). The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistic Services segment serves business-to-business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.
     The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 12 of the Company’s Condensed Consolidated Financial Statements at January 31, 2009.
Wholesale Distribution
     Net sales and other revenue for the three month period ending January 31, 2009 decreased by 30.8% or $28.1 million. Net sales and other revenue for the three month period ending January 31, 2009 totaled $62.9 million compared to $91.0 million for the same three month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to SERVCO of $7.9 million which primarily resulted from the termination of the agreement between the Company and SERVCO on June 30, 2008 and a decrease to existing customers of $23.7 million. Partially offsetting this decrease was an increase in sales to new customers of $3.4 million, of which $3.3 million was a result of invoiced sales to previous SERVCO customers, and an increase in agency commission of $0.1 million.
     Cost of sales for the three month period ending January 31, 2009 decreased $25.7 million to $54.3 million compared to $80.0 million for the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $29.3 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $3.6 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
     Gross profit decreased by $2.3 million to $8.7 million compared to $11.0 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to the decrease in margin to SERVCO of $0.8 million and a decrease in vendor sales and purchase incentives earned by the Company of $3.6 million. Partially offsetting this decrease was a decrease in freight expense of $2.4 million. Gross profit as a percentage of total revenue was 13.7% for the three month period ending January 31, 2009 compared to 12.1% for the same three month period in the previous year.
     Operating, general and administrative expenses increased by $0.3 million to $8.6 million for three month period ending January 31, 2009 compared to $8.3 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from an increase in professional services of $0.3 million, an increase in computer support expense of $0.3 million, and an increase in bad debt expense of $0.1 million. Partially offsetting this increase was a decrease in payroll, and payroll taxes of $0.1 million and general marketing expense of $0.3. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2009 was 13.6% compared to 9.1% for the three month period ended January 31, 2008.
     Operating income decreased by $2.7 million to $45 thousand for the three month period ending January 31, 2009 compared to $2.7 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $2.4 million and an increase in operating expenses of $0.3 million.
Logistics Services
     Net sales and other revenue for the three month period ending January 31, 2009 decreased by $0.8 million. Net sales and other revenue for the three month period ending January 31, 2009 totaled $0.1 million compared to $0.9 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers.
     Cost of sales for the three month period ending January 31, 2009 decreased $0.9 million to $51 thousand compared to $0.9 million from the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $0.9 million. The cost of goods sold includes the Company’s inventory product cost.
     Gross profit increased by $69 thousand to $10 thousand during the three month period ending January 31, 2009 compared to $(59) thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 16.4% for the three month period ending January 31, 2009 compared to (6.7)% for the three month period ended January 31, 2008.
     Operating, general and administrative expenses are nominal for this segment and for the three month periods ended January 31, 2009 and 2008.
     Operating income (loss) increased by $69 thousand to $10 thousand for the three month period ending January 31, 2009 compared to $(59) thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit.
Direct Customer Services
     Net sales and other revenue for the three month period ending January 31, 2009 decreased by 53.5% or $10.7 million. Net sales and other revenue for the three month period ending January 31, 2009 totaled $9.2 million compared to $19.9 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily from a decrease in sales to existing customers of $10.8 million.
     Cost of sales for the three month period ending January 31, 2009 decreased by $9.3 million to $7.9 million compared to $17.2 million for the same period the previous year. This decrease is primarily attributable to the decrease of cost of goods sold of $9.4 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
     Gross profit decreased by $1.3 million to $1.4 million in the three month period ending January 31, 2009 compared to $2.7 million for the same period the previous fiscal year. This decrease was primarily attributable due to the decrease in vendor sales and purchase incentives earned by the Company of $0.6 million and an increase of freight expense of $0.5 million. Gross profit as a percentage of total revenue was 15.1% for the three month period ending January 31, 2009 compared to 13.5% for the three month period ended January 31, 2008.
     Operating, general and administrative expenses decreased by $0.6 million to $1.3 million for three month period ending January 31, 2009 compared to $1.9 million for the previous year. The decrease in operating, general and administrative expenses resulted primarily from a decrease in payroll, and payroll taxes of $0.3 million, vet of record commission of $0.2 million, and a decrease in employee reimbursed expenses of $0.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2009 were 14.5% and compared to 9.7% during the same three month period ending January 31, 2008.
     Operating income decreased by $0.7 million to $54 thousand for the three month period ending January 31, 2009 compared to an operating income of $0.8 million for the same period in the previous year. This decrease is primarily attributable to a decrease in gross profit of $1.3 million. Partially offsetting this decrease was a decrease in operating expenses of $0.6 million.

Summary Consolidated Results of Operations Table for six months ended January 31, 2009

	Six Months Ended
	January 31,
	(in thousands)
	2009	2008

Net sales and other revenue	$150,522	$180,617
Cost of sales	132,398	158,158

Gross profit	18,124	22,459
Operating, general and administrative expenses	20,318	19,521

Operating income (loss)	(2,194)	2,938
Other income (expense), net	(410)	(649)
Loss on sale of equipment	(29)	—

Income (loss) before taxes	(2,633)	2,289
Income tax expense (benefit)	(840)	812

Net income (loss)	$(1,793)	$1,477

Six months ended January 31, 2009 as compared to six months ended January 31, 2008
     Net sales and other revenue for the six month period ending January 31, 2009 decreased $30.1 million to $150.5 million compared to $180.6 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to SERVCO of $17.0 million which primarily resulted from the termination of the agreement between the Company and SERVCO on June 30, 2008 and a decrease to existing customers of $22.3 million. Partially offsetting this decrease was an increase in sales to new customers of $8.9 million, of which $8.3 million was a result of invoiced sales to previous SERVCO customers, and an increase in agency commission of $0.3 million.
     Cost of sales for the six month period ending January 31, 2009 decreased $25.8 million to $132.4 million compared to $158.2 million for the same period the previous year. This decrease is primarily attributable to decrease in cost of goods sold of $29.3 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives earned of $3.5 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor sales and purchase incentives.
     Gross profit for the six month period ending January 31, 2009 decreased $4.4 million to $18.1 million compared to $22.5 million for the same period the previous year. This decrease is primarily attributable to the decrease in margin to SERVCO of $1.4 million which was due to a decrease in sales of $17.0 million which primarily resulted from the termination of the agreement between the Company and SERVCO and a decrease in vendor sales and purchase incentives earned by the Company of $3.5 million. Gross profit as a percentage of net sales and other revenue was 12.0% compared to 12.4% for the same period the previous year.
     Operating, general and administrative expenses for the six month period ending January 31, 2009 increased $0.8 million to $20.3 million compared to $19.5 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in professional services of $0.6 million and computer support expense of $0.7 million. Partially offsetting this increase was a decrease in general marketing expense of $0.3 million and communication expense of $0.2 million. The increase in computer support expense resulted from the Company’s investment in technology to increase value to our customers and to the Company. In addition to technological advances, the Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. These expenses as a percentage of net sales and other revenue were 13.5% compared to 10.8% for the same period the previous year.

     Operating income (loss) for the six month period ending January 31, 2009 decreased $5.1 million to $(2.2) million compared to $2.9 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $4.3 million and an increase in operating, general and administrative expenses of $0.8 million.
     The Company’s other income (expense) was $(439) thousand for the six month period ending January 31, 2009, compared to $(649) thousand for the same period the previous year. Interest expense decreased to $604 thousand for the six month period ending January 31, 2009, from $774 thousand for the same period in the previous year while interest income increased to $194 thousand compared to $161 thousand in the prior period. The decrease in the Company’s other income (expense) resulted primarily from an increase in interest income and a decrease in interest expense of $170 thousand due principally on outstanding debt. The increase in interest income resulted from an increase in the finance charges on past due accounts receivable of $33 thousand.
     Net income (loss) decreased by $3.3 million to $(1.8) million compared to $1.5 million for the same period the previous year. The net income (loss) decrease was primarily due to a decrease in operating income of $5.1 million. Partially offsetting this decrease was a decrease in income tax expense of $1.7 million and a decrease in other income (expense) of $0.2 million.
Operating Segments —Six months ended January 31, 2009 compared to six months ended January 31, 2008
Wholesale Distribution
     Net sales and other revenue for the six month period ending January 31, 2009 decreased by 18.7% or $33.9 million. Net sales and other revenue for the six month period ending January 31, 2009 totaled $147.1 million compared to $181.0 million for the same six month period in the prior fiscal year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to SERVCO of $17.0 million which primarily resulted from the termination of the agreement between the Company and SERVCO on June 30, 2008 and a decrease to existing customers of $25.6 million. Partially offsetting this decrease was an increase in sales to new customers of $8.4 million, of which $8.3 million was a result of invoiced sales to previous SERVCO customers, and an increase in agency commission of $0.3 million..
     Cost of sales for the six month period ending January 31, 2009 decreased $29.9 million to $132.4 million compared to $162.3 million for the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $33.0 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $3.0 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
     Gross profit decreased by $3.9 million to $14.8 million compared to $18.7 million for the same six month period in the prior fiscal year. This decrease is primarily attributable to the decrease in margin to SERVCO of $1.4 million and a decrease in vendor sales and purchase incentives earned by the Company of $3.0 million. Gross profit as a percentage of total revenue was 10.0% for the six month period ending January 31, 2009 compared to 10.3% for the same six month period in the previous year.
     Operating, general and administrative expenses increased by $1.2 million to $16.9 million for six month period ending January 31, 2009 compared to $15.7 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from increases in payroll, and payroll taxes of $0.5 million, professional services of $0.6 million, and computer supply expense of $0.7 million. Partially offsetting these increases were decreases in employment expense of $0.1 million, employee education of $0.3 million, and communication expenses of $0.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2009 was 11.5% compared to 8.7% for the six month period ended January 31, 2008.

     Operating income (loss) decreased by $5.1 million to $(2.2) million for the six month period ending January 31, 2009 compared to $2.9 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $3.9 million and an increase in operating, general and administrative expenses of $1.2 million.
Logistics Services
     Net sales and other revenue for the six month period ending January 31, 2009 decreased by $1.2 million. Net sales and other revenue for the six month period ending January 31, 2009 totaled $0.1 million compared to $1.3 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers.
     Cost of sales for the six month period ending January 31, 2009 decreased $1.2 million to $0.1 million compared to $1.3 million from the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $1.2 million. The cost of goods sold includes the Company’s inventory product cost.
     Gross profit increased by $94 thousand to $20 thousand during the six month period ending January 31, 2008 compared to $(74) thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 16.1% for the six month period ending January 31, 2009 compared to (5.9)% for the six month period ended January 31, 2008.
     Operating, general and administrative expenses are nominal for this segment and for the six month periods ended January 31, 2009 and 2008.
     Operating income (loss) increased by $94 thousand to $20 thousand for the six month period ending January 31, 2009 compared to $(74) thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit.
Direct Customer Services
     Net sales and other revenue for the six month period ending January 31, 2009 decreased by 24.4% or $9.0 million. Net sales and other revenue for the six month period ending January 31, 2009 totaled $27.7 million compared to $36.7 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily from a decrease in sales existing customers of $9.5 million. Slightly offsetting this decrease was an increase in sales to new customers of $0.5 million.
     Cost of sales for the six month period ending January 31, 2009 decreased by $7.1 million to $24.9 million compared to $32.0 million for the same period the previous year. This decrease is primarily attributable to the decrease of cost of goods sold of $7.1 million. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.
     Gross profit decreased by $1.9 million to $2.9 million in the six month period ending January 31, 2009 compared to $4.8 million for the same period the previous fiscal year. This decrease was primarily attributable due to the decrease in vendor sales and purchase incentives earned by the Company of $0.6 million, an increase in freight expense of $0.5 million, and an increase in sales discounts to customers of $0.2 million. Gross profit as a percentage of total revenue was 10.3% for the six month period ending January 31, 2009 compared to 13.0% for the six month period ended January 31, 2008.
     Operating, general and administrative expenses decreased by $0.4 million to $3.4 million for six month period ending January 31, 2009 compared to $3.8 million for the previous year. The decrease in operating, general and administrative expenses resulted primarily from a decrease in payroll, payroll taxes, and employee benefits of $0.4 million. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2009 were 12.1% and compared to 10.2% during the same six month period ending January 31, 2008.

     Operating income (loss) decreased by $1.5 million to $(0.5) million for the six month period ending January 31, 2009 compared to an operating income of $1.0 million for the same period in the previous year. This decrease is primarily attributable to a decrease in gross profit of $1.9 million. Partially offsetting this decrease was a decrease in operating expenses of $0.4 million.
Seasonality in Operating Results
     The Company’s quarterly sales and operating results have varied in the past and will likely continue to do so in the future. Historically, the Company’s livestock sales are seasonable with peak sales in the spring and fall. The cyclical nature is directly tied to certain medical procedures performed by veterinarians on livestock during these seasons. These buying patterns can also be affected by vendors’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. Additionally, while we accrue manufacturing rebates as they are earned, our rebates have historically been highest during the quarter ended January 31, since some of our manufacturer’s rebate programs were designed to include targets to be achieved near the end of the calendar year.
     To offset the cyclical nature of the livestock sales, the Company has been selling more companion animal related products. These products have a different seasonal nature which minimally overlaps the livestock business cycles. The net result is a reduction of the cyclical seasonal nature of the business. Minimizing the cyclical nature of the Company’s business has allowed for more efficient utilization of all resources.
Liquidity and Capital Resources
     The Company expends capital primarily to fund day-to-day operations and to increase investment in technology to increase value to our customers and to the Company. In addition to technological advances, the Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. It is also necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitments to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At January 31, 2009, there were no additional material commitments for capital expenditures other than as noted below.
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
     From October 1, 2005 through December 30, 2008, the Company leased approximately 15,625 rentable square feet, in Hereford, Texas. Until the termination of the lease, the monthly lease payments were $4,557. The Company used the premises for storing and warehousing veterinary products.
     In November 2006, the Company and its subsidiaries executed a Loan Agreement and related loan documents (collectively “Loan Documents”) with First National Bank of Omaha (FNB). Pursuant to the terms of the Loan Documents, FNB may loan to the Company and its subsidiaries up to $44.7 million, which includes a $40 million revolving loan facility and a $4.7 million term loan facility.
     The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Installments of principal and interest in the amount of $55,282 are due on the first day of each month until and including November

1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of January 31, 2009, the Company had $4.0 million outstanding on the Term Note.
     FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset monthly (effective November 1, 2008), equal to the LIBOR as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. On November 19, 2008, the Company and FNB amended the Loan Agreement to allow the Company to enter into interest rate swap transactions from time-to-time. Pursuant to that amendment, interest shall be paid on the revolving note at a variable rate, reset monthly, equal to LIROR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 or 1.00 (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10.0 million for the period ending January 31, 2009. Upon the event of default, the Revolving Note shall bear interest at the LIBOR as determined by FNB plus 7.50% per annum. As of January 31, 2009, the variable interest rate at which the Revolving Note accrued interest was 1.7%, and the Company had approximately $27.2 million outstanding thereunder.
     The Loan Agreement imposes certain financial covenants, and the Company shall not, without the consent of FNB permit its minimum tangible net worth to be less than $17 million or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include, among other things, the Company’s failure to (i) pay amounts when due and to (ii) perform any material condition or comply with any material promise or covenant of the Loan Documents. The Revolving Note and Term Note are secured by substantially all of the assets of the Company and its subsidiaries, including the Company’s headquarters in Omaha. We also currently are restricted from paying dividends by these credit facilities.
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
     On March 21, 2008, the Company and Revenue Analytics entered into a statement of work agreement for consulting services through July 31, 2008. The Company partnered with Revenue Analytics to develop targeted pricing strategies, processes and monitoring capabilities at the customer segment level. The estimated monthly recurring fee is approximately $110,000 for four months. On August 6, 2008, the Company and Revenue Analytics entered into a second statement of work agreement for consulting services through December 31, 2008. The fees paid through January 31, 2009 are $584,672.
     Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.
     Operating Activities. Net cash consumed by operating activities of $12.2 million for the six months ending January 31, 2009, was primarily attributable to an increase in accounts receivable of $1.2 million, an increase in inventory of $3.5 million, and a decrease of $5.6 million in accounts payable. The increase in accounts receivable is primarily attributable to extended promotional terms. From time-to-time, the Company seeks performance incentives from its vendors, and during the second quarter, the Company’s inventory levels were substantially higher because of its attempted efforts in achieving such goals. Net cash provided in operating activities of $2.5 million for the six months ending January 31, 2008, was primarily attributable to an increase of $6.1 million in accounts receivable and an increase in inventory of $4.7 million, which was partially offset by an increase of $11.4 million in accounts payable.
     Investing Activities. Net cash consumed by investing activities of $394 thousand for the six months ending January 31, 2009 was primarily attributable to investments in equipment, including the purchase of office, warehouse, computer equipment, and premiums paid for life insurance on the Company’s officers. Net cash consumed by investing activities of $1.4 million for the six months ending January 31, 2008 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.
     Financing Activities. Net cash provided by financing activities of $14.0 million for the period ending January 31, 2009 was primarily attributable to net loan proceeds of $14.3 million. Net cash provided by financing activities of $479 thousand for the period ending January 31, 2008 was primarily attributable to net loan proceeds of $726 thousand. The loan proceeds were on the Company’s revolving line of credit.
Off-Balance Sheet Arrangements
     At January 31, 2009, the Company did not have any off-balance sheet arrangements.
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

Major Customers, Major Suppliers and Credit Concentrations
     Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 52.7% of all purchases at January 31, 2009. Two vendors comprised 43.1% of all purchases at January 31, 2008.
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
     Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense is included in operating, general, and administrative expenses on the Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss).
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
     On December 18, 2008, the Board of Directors of the Company approved amendments to the SERP. The recent amendments establish a new formula upon which the benefits of SERP participants will be calculated in the event that the Company terminates the SERP. The amendments also clarify when a SERP participant will be deemed to have separated from service with the Company for the purposes of the SERP.
     For the six months ended January 31, 2009 and 2008, benefits accrued and expensed were $162 thousand and $172 thousand, respectively. The plan is an unfunded supplemental executive retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2.5 million and $2.2 million at January 31, 2009 and July 31, 2008, respectively.

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
     The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Installments of principal and interest in the amount of $55,282 each shall be payable commencing on January 1, 2007 and continuing on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of January 31, 2009, the Company had $4.0 million outstanding on the Term Note.
     The Company and its subsidiaries also executed a Revolving Note in the maximum aggregate amount of $40.0 million and evidenced by a Revolving Note dated November 14, 2006. Advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset daily (monthly effective November 1, 2008), equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. FNB advanced funds under the Revolving Note on November 16, 2006, which were wired to U.S. Bank, to repay the Company’s obligations under the U.S. Bank Loan Agreement. As of January 31, 2009, the variable interest rate at which the Revolving Note accrued interest was 1.7% and the Company had approximately $27.2 million outstanding thereunder.
     As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at LIBOR and to pay interest to the counterparty at a fixed rate of 3.09% on notional amounts of $10 million at January 31, 2009. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10 million for the period ending January 31, 2009. Under the agreement, the Company pays or receives the net interest monthly, with the monthly settlements included in interest expense.

     The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in the market interest rates. If interest rates on variable debt rose .17 percentage points (a 10% change from the interest rate as of January 31, 2009), assuming no change in the Company’s outstanding balance under the line of credit (approximately $27.2 million as of January 31, 2009), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $46 thousand.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weaknesses, and believes that its disclosure controls and procedures were effective at January 31, 2009.
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
Changes in Internal Controls
     During the quarter ended January 31, 2009, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.
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

ITEM 1A: RISK FACTORS
     Other than with respect to the Risk Factors set forth below, there have been no material changes from the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.
Our business, financial condition and results of operations depend upon maintaining our relationships with vendors and if we cannot do so, our business and results of operations may be negatively impacted.
     Our top three vendors supplied products that accounted for approximately 58.8% of all purchases at January 31, 2009. Pfizer, Intervet, and Fort Dodge supplied products that accounted for approximately 44%, 8.7%, and 6.1%, respectively of our purchases during the six months ended January 31, 2009.
     On January 26, 2009, Pfizer and Wyeth announced that they had entered into an agreement under which Pfizer will acquire all of the outstanding stock of Wyeth. Pfizer and Fort Dodge, which is a division of Wyeth. Fort Dodge is our third largest supplier of products. If the merger of Pfizer and Wyeth is consummated, the combined company will have a high market share with respect to certain animal health products and could use its increased leverage in the channel to negotiate terms with distributors that are materially worse to the distributor than the terms that we were able to negotiate with Pfizer and Wyeth while they were competitors.
     Our ability to sustain our gross profit has been, and will continue to be, dependent upon our ability to obtain favorable terms and access to new and existing products from our vendors. These terms may be subject to changes from time to time by vendors, such as changing “buy/sell” to an agency relationship, or from an agency to a “buy/sell” relationship. In a “buy/sell” transaction, we purchase or take inventory of products from our vendors. Under an agency relationship, when we receive orders for the products from a customer, we transmit the order to the vendor who then picks, packs and ships the products. Any changes from “buy/sell” to agency or from agency to “buy/sell” could adversely affect our revenues and operating income. The loss of one or more of large vendors, a material reduction in their supply of products to us or material changes in the terms we obtain from them could have a material adverse effect on our business, financial condition and results of operations.
     Vendors may also choose to change the method in which products are taken to market. For example, a vendor may change our relationship from a complete distribution provider, including logistics and sales support, to only a logistics provider or only a sales support provider. Only doing one of these services would reduce our margin on any sale. A change in the method in which products are taken to market caused by any vendor could have a material adverse effect on our business.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to January 31, 2009.
     There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On February 28, 2009, there were 1,976 record holders of the Company’s common stock.
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
     During the quarter ended January 31, 2009, the Company repurchased thirty-four (34) shares of its common stock as set forth in the following table:
Purchases of Equity Securities by the Company and Affiliated Purchasers:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs(1)
November 1 — November 30, 2008	16	$3,000	—	2,006
December 1 — December 31, 2008	14	$3,000	—	1,992
January 1 — January 31, 2009	4	$3,000	—	1,988

Total:	34	$3,000	—	1,988

(1)	The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     No matters were submitted to a vote of security holders during the quarter ended January 31, 2009.
ITEM 5: OTHER INFORMATION
     None.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

4.1	Certificate of Professional Veterinary Products, Ltd. (4)

4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

10.1	Amendment No. 2 dated November 19, 2008 to the Loan Agreement by and among Professional Veterinary Products, Ltd., its subsidiaries and First National Bank of Omaha (5)

10.2	2009 Livestock Products Distribution Agreement effective January 1, 2009 by and between Professional Veterinary Products, Ltd. and Pfizer Inc. (#) ***

10.3	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2009 (#)

10.4	Consulting Agreement dated January 30, 2009 between Professional Veterinary Products, Ltd. and Reico, Inc. (#)

31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)

31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)

(#)	Filed herewith.

***	Material has been omitted pursuant to a request for confidential treatment and such materials have been filed separately with the Securities and Exchange Commission.

The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.

(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

(5)	Form 8-K Current Report dated November 19, 2008 and filed November 25, 2008.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: March 13, 2009

PROFESSIONAL VETERINARY PRODUCTS, LTD.
By:	/s/ Stephen J. Price
Stephen J. Price, President and CEO

By:	/s/ Neal B. Soderquist
Neal B. Soderquist, Vice President and CFO