Form 10-Q
period 2009-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2009-06-12
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
     Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 31, 2009).
Common Stock, $1.00 par value, 1,958

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED APRIL 30, 2009

PART I FINANCIAL INFORMATION	2

ITEM 1. FINANCIAL STATEMENTS	2
Condensed Consolidated Balance Sheets as of April 30, 2009 (unaudited) and July 31, 2008	2

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the three and nine month periods ended April 30, 2009 and 2008 (unaudited)	3

Condensed Consolidated Statements of Stockholders’ Equity for the nine month periods ended April 30, 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine month periods ended April 30, 2009 and 2008 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	15

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	29

ITEM 4: CONTROLS AND PROCEDURES	30

PART II OTHER INFORMATION	30

ITEM 1: LEGAL PROCEEDINGS	30

ITEM 1A: RISK FACTORS	31

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	31

ITEM 3: DEFAULTS UPON SENIOR SECURITIES	32

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	32

ITEM 5: OTHER INFORMATION	33

ITEM 6: EXHIBITS	33

SIGNATURES
EX-10.1
EX-10.2
EX-31.1(A)
EX-31.1(B)
EX-32

PART I FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Balance Sheets
As of April 30, 2009 (unaudited) and July 31, 2008
(in thousands, except share data)

	April 30,	July 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$3,361	$1,985
Accounts Receivable, less allowance for doubtful accounts $914 and $501, respectively	32,231	27,782
Accounts receivable, related parties	320	663
Inventory, less allowance for obsolete inventory $129 and $182, respectively	41,318	35,906
Deferred tax asset	678	599
Other current assets	2,447	1,271

Total current assets	80,355	68,206

NET PROPERTY AND EQUIPMENT	9,143	10,200

OTHER ASSETS
Intangible assets, less accumulated amortization, $9 and $7 respectively	31	33
Investment in unconsolidated affiliates	144	144
Cash value of life insurance	2,804	2,351
Deferred tax asset	519	257
Other assets	1	3

Total other assets	3,499	2,788

TOTAL ASSETS	$92,997	$81,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$18,001	$12,860
Current portion of long-term debt and capital lease obligation	392	371
Current portion of accrued retirement benefits	69	115
Accounts payable	42,163	32,801
Accounts payable, related parties	1,012	738
Interest rate swap	163	—
Other current liabilities	4,300	4,093

Total current liabilities	66,100	50,978

LONG-TERM LIABILITIES
Long-term debt and capital lease obligation, less current portion	3,472	3,767
Accrued retirement benefits	3,065	2,853

Total long-term liabilities	6,537	6,620

TOTAL LIABILITIES	72,637	57,598

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding, 1,964 shares and 2,037, respectively	2	2
Paid-in capital	5,826	6,044
Retained earnings	14,996	17,935
Accumulated other comprehensive loss	(464)	(385)

Total stockholders’ equity	20,360	23,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$92,997	$81,194

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
Three and Nine Month Periods Ended April 30, 2009 and 2008
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008
NET SALES AND OTHER REVENUE	$75,291	$82,683	$225,813	$263,300

COST OF SALES	67,376	71,680	199,774	229,838

Gross profit	7,915	11,003	26,039	33,462

OPERATING GENERAL AND ADMINISTRATIVE EXPENSES	9,662	10,359	30,009	29,880

Operating income (loss)	(1,747)	644	(3,970)	3,582

OTHER INCOME (EXPENSE)
Interest income	98	84	292	245
Interest expense	(250)	(317)	(854)	(1,091)
Other	—	1	—	1
Equity in earnings of unconsolidated affiliate	—	—	—	(36)

Other expense — net	(152)	(232)	(562)	(881)

Income (loss) before taxes	(1,899)	412	(4,532)	2,701

Income tax expense (benefit)	(753)	164	(1,593)	976

NET INCOME (LOSS)	$(1,146)	$248	$(2,939)	$1,725

EARNINGS (LOSS) PER COMMON SHARE	$(581.43)	$121.57	$(1,471.71)	$841.87

Weighted average common shares outstanding	1,971	2,040	1,997	2,049

COMPREHENSIVE INCOME
Net income (loss)	$(1,146)	$248	$(2,939)	$1,725
Other comprehensive income:
Adjustment for net periodic pension benefit cost, net of tax	6	7	18	19
Adjustment for mark-to-market value of swap, net of tax	29	—	(97)	—

Total comprehensive income (loss)	$(1,111)	$255	$(3,018)	$1,744

SUPPLEMENTAL INFORMATION

Net sales and other revenue — related parties	$716	$10,346	$3,566	$29,858

Purchases — related parties	$2,032	$2,753	$8,587	$9,873
See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Stockholders’ Equity
Nine Month Period Ended April 30, 2009
(unaudited)
(in thousands, except per share data)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Income(Loss)	Total
BALANCE AT JULY 31, 2008	2,037	$2	$6,044	$17,935	$(385)	$23,596
Redemption of stock	(73)	—	(218)	—	—	(218)
Change in unrecognized pension cost	—	—	—	—	18	18
Change in mark-to-market interest rate swap	—	—	—	—	(97)	(97)
Net loss	—	—	—	(2,939)	—	(2,939)

BALANCE AT APRIL 30, 2009	1,964	$2	$5,826	$14,996	$(464)	$20,360

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Cash Flows
Nine Month Periods Ended April 30, 2009 and 2008
(unaudited)
(in thousands, except per share data)

	April 30,	April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,939)	$1,725

Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,370	1,233
(Gain)Loss on sale of assets	26	(1)
Retirement benefits	166	246
Deferred income tax	(257)	(154)
Allowance for doubtful accounts	413	(22)
Allowance for obsolete inventory	(53)	(1)
Loss from affiliates	—	36
Changes in:
Receivables	(4,519)	(8,560)
Inventory	(5,359)	(6,734)
Other current assets	(1,176)	(454)
Other assets	2	1
Accounts payable	9,636	8,225
Other current liabilities	207	(637)

Total adjustments	456	(6,822)

Net cash consumed by operating activities	(2,483)	(5,097)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(337)	(1,483)
Proceeds from the sale of fixed assets	—	1
Purchase of investments	—	(9)
Sale of investments	—	40
Cash value of life insurance	(453)	(451)

Net cash consumed by investing activities	(790)	(1,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	5,141	9,872
Payments of long-term debt and capital lease obligation	(274)	(308)
Redemptions of common stock	(218)	(62)

Net cash provided by financing activities	4,649	9,502

Net increase in cash	1,376	2,503
Cash at beginning of year	1,985	1,111

Cash at end of period	$3,361	$3,614

Supplemental disclosure of cash flows information:
Interest paid	$877	$1,145

Income taxes paid (refunded)	$(182)	$1,879

Non-cash periodic pension cost	$18	$19

Non-cash unrealized loss on interest rate swap	$(97)	$—

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2009 (unaudited)
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
     The results of operations and cash flows for the nine months ended April 30, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2009 or any other period.
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
     In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in SFAS No. 133. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement does not require comparative disclosures for earlier periods at initial adoption. The adoption of this statement as of February 1, 2009 did not have a material effect on the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2009 (unaudited)
(in thousands, except per share data)
NOTE 3 — PROPERTY AND EQUIPMENT:
          Major classes of property and equipment consist of the following:

	April 30,	July 31,
	2009	2008
Land	$1,762	$1,762
Buildings	5,217	5,217
Leasehold improvements	606	636
Equipment	11,221	10,982

	18,806	18,597
Less — Accumulated depreciation	9,944	8,698

	8,862	9,899
Construction in progress	281	301

Net property, plant, and equipment	$9,143	$10,200

NOTE 4 — LINE OF CREDIT:
     The Company has a revolving line of credit that provides for borrowings up to $40,000 with First National Bank (FNB) and this line is scheduled to expire in December 2009. The short-term borrowing amounts outstanding under this credit facility were $18,001 and $12,860 at April 30, 2009 and July 31, 2008, respectively. Under the current credit agreement, interest is payable at 1.25% or 1.50% (1.50% at April 30, 2009) over the London InterBank Offered Rate (LIBOR), depending on the Company’s cash flow leverage ratio. The weighted average interest rates of borrowings outstanding under the revolving credit agreements were 3.04% and 5.59% for the periods ending April 30, 2009 and April 30, 2008, respectively. The average dollar amounts of the borrowing were $24,320 and $19,911 for the periods ending April 30, 2009 and April 30, 2008, respectively. As a result of the interest rate swap, the Company is paying an effective interest rate of 4.59% for borrowings up to $10,000 for the period ending April 30, 2009. The line of credit is secured by substantially all of the Company’s assets.
     The debt and credit agreements contain certain covenants related to financial ratios as well as restricting the Company from paying dividends. Management was in compliance with all covenants under the borrowing agreements at July 31, 2008, but there can be no assurance that the Company will achieve such compliance at July 31, 2009. The Company’s failure to comply with these financial covenants could result in the event of default which, if not cured or waived, would have a material adverse effect on us.
NOTE 5 — EARNINGS PER SHARE:
     SFAS No. 128, Earnings per Share promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under SFAS No. 128, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,971 and 2,040 for the three month period ending April 30, 2009 and 2008, respectively. The weighted average number of common shares outstanding was 1,997 and 2,049 at April 30, 2009 and 2008, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2009 (unaudited)
(in thousands, except per share data)
NOTE 6 — COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. There were 1,964 and 2,037 issued and outstanding shares at April 30, 2009 and July 31, 2008, respectively. Holders of common stock are entitled to a) one vote for each share held on matters submitted to a vote of stockholders, b) a ratable share of dividends declared and c) in the event of liquidation or dissolution, a ratable share of monies after liabilities. Shareholders are not permitted to dispose of their stock except by a sale back to the Company.
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
     The Company’s policy is to classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, or penalty relating to tax uncertainties recognized in the condensed consolidated statements of income (loss) and comprehensive income (loss) for the nine months ended April 30, 2009 and April 30, 2008. There were no accrued interest and penalties related to income tax uncertainties reported on the condensed consolidated balance sheet at April 30, 2009 and July 31, 2008.
NOTE 8 — POST RETIREMENT BENEFITS:
     For the nine months ended April 30, 2009 and 2008, benefits accrued and expensed were $243 and $258, respectively, pursuant to the Company’s Supplemental Executive Retirement Plan (SERP), which is an unfunded plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,687 and $2,238 at April 30, 2009 and July 31, 2008, respectively.
     Net periodic benefit costs for the Company’s SERP include the following components:

	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2009	2008	2009	2008
Service cost	$24	$35	$73	$104
Interest cost	46	41	139	123
Amortization of prior losses	2	1	5	5
Amortization of unrecognized prior service cost	9	9	26	26

Net periodic benefit cost	$81	$86	$243	$258

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2009 (unaudited)
(in thousands, except per share data)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS:
     As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt. Pursuant to the agreement, the Company receives interest from the counterparty at LIBOR and pays interest to the counterparty at a fixed rate of 3.09% on notional amounts of $10,000 at April 30, 2009. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10,000 for the period ending April 30, 2009. Under the agreement, the Company pays or receives the net interest monthly, with the monthly settlements included in interest expense.
     Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     The table below presents certain information regarding the Company’s interest rate swap agreement designated as a cash flow hedge. The Company did not have any derivative instruments at April 30, 2009 that were not designated as hedging instruments under FAS 133.

	April 30,	July 31,
	2009	2008
Fair value of interest rate swap agreement	$(163)	$—
Balance sheet location of fair value amount	Current Liabilities	—
Gain (loss) recognized in other comprehensive income (effective portion-net of tax)	$(97)	$—
Gain or loss reclassified from accumulated other comprehensive income into income (effective portion)	$(92)	$—
Location of gain (loss) reclassified from accumulated other comprehensive income into income	Interest Expense	—
Gain or loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	—	—
NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
     Effective August 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the year.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2009 (unaudited)
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

Level 1	Quoted prices in active markets for identical assets or liabilities

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities
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
     The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at April 30, 2009:

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2009 (unaudited)
(in thousands, except per share data)
NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreement	$(163)	$—	$(163)	$—
NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES:
     Stock Redemption — The Bylaws grant the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but is not obligated to, repurchase such shares. See Note 6 for additional information.
     Major Customers, Major Suppliers and Credit Concentrations — Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 54.1% of all purchases at April 30, 2009. Two vendors comprised 49.7% of all purchases at April 30, 2008.
     Other — On April 7, 2009, IVESCO Holdings, LLC (IVESCO) filed a lawsuit in the United States District Court for the Northern District of Iowa, Case No. 1:09CV52, against the Company and its wholly owned subsidiary, ProConn LLC (ProConn). IVESCO alleges that the Company conspired with certain departing IVESCO employees to “take over or steal” the IVESCO swine business through the simultaneous departure of most of the employees in the swine division. IVESCO also alleges a conspiracy to unfairly compete and tortuous interference with business expectancies between IVESCO and its customers. IVESCO seeks damages in an unstated amount, the imposition of a constructive trust upon earnings of the Company’s swine product sales, interest, punitive damages, costs and attorney fees. The Company has filed a responsive pleading denying the allegations and intends to vigorously defend against IVESCO’s claims.
     Except for the IVESCO litigation, the Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions may result in lawsuits where the Company is a defendant. Management believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.
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
April 30, 2009 (unaudited)
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2009 (unaudited)
(in thousands, except per share data)
NOTE 12 — SEGMENT INFORMATION (continued):
The following table summarizes the Company’s operations by business segment:

			Direct		Condensed
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended April 30, 2009
Net sales and other revenue	$74,489	$84	$9,863	$(9,145)	$75,291
Cost of sales	68,109	72	9,022	(9,827)	67,376
Operating, general and administrative expenses	8,114	—	1,548	—	9,662
Operating income (loss)	(1,735)	12	(708)	684	(1,747)
Income (loss) before taxes	$(1,899)	$12	$(696)	$684	$(1,899)

Three months ended April 30, 2008
Net sales and other revenue	$82,392	$96	$13,866	$(13,671)	$82,683
Cost of sales	73,220	81	12,396	(14,017)	71,680
Operating, general and administrative expenses	8,516	—	1,843	—	10,359
Operating income (loss)	656	15	(373)	346	644
Income (loss) before taxes	$412	$15	$(361)	$346	$412

Nine months ended April 30, 2009
Net sales and other revenue	$221,584	$208	$37,639	$(33,618)	$225,813
Cost of sales	200,425	176	33,928	(34,755)	199,774
Operating, general and administrative expenses	25,088	—	4,921	—	30,009
Operating income (loss)	(3,929)	32	(1,210)	1,137	(3,970)
Income (loss) before taxes	$(4,532)	$32	$(1,169)	$1,137	$(4,532)
Business segment assets	$92,206	$382	$11,570	$(11,161)	$92,997

Nine months ended April 30, 2008
Net sales and other revenue	$263,349	$1,360	$50,598	$(52,007)	$263,300
Cost of sales	235,477	1,419	44,360	(51,418)	229,838
Operating, general and administrative expenses	24,282	—	5,598	—	29,880
Operating income (loss)	3,590	(59)	640	(589)	3,582
Income (loss) before taxes	$2,701	$(59)	$648	$(589)	$2,701
Business segment assets	$106,314	$335	$14,399	$(13,745)	$107,303

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2009 (unaudited)
(in thousands, except per share data)
     NOTE 13 — SIGNIFICANT ESTIMATES AND CONCENTRATIONS
     Current Economic Conditions — The current economic environment presents distributors with unprecedented circumstances and challenges, which in some cases have resulted in large declines in the fair value of investments and other assets, declines in the volume of business, constraints on liquidity and difficulty obtaining financing. The financial statements have been prepared using values and information currently available to the Company.
     Current economic and financial market conditions could adversely affect the Company’s results of operations in future periods. The current instability in the financial markets may make it difficult for certain of the Company’s customers to obtain financing, which may significantly impact the volume of future sales which could have an adverse impact on the Company’s future operating results.
     In addition, given the volatility of current economic conditions, the values of assets and liabilities recorded in the financial statements could change rapidly, resulting in material future adjustments in investment values, allowances for accounts and notes receivable, net realizable value of inventory, realization of deferred tax assets and valuation of intangibles that could negatively impact the Company’s ability to meet debt covenants or maintain sufficient liquidity.

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
     We generate most of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 12% of our sales and other revenue from our Direct Customer Services segment for the three month period ending April 30, 2009. The state of the overall economy and consumer spending has impacted all of our segments. The production and companion animal markets have been integral to our financial results and we intend to continue supporting them.
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
     Historically, sales in the production animal market has been largely driven by spending on animal health products to improve productivity, weight gain and disease prevention, as well as a growing focus on food safety. Product sales in the production animal market have been negatively impacted by increasing volatility in commodity prices such as corn, grain and feeder cattle, changes in weather patterns that allow cattle to graze for longer periods and changes in the general economy. We believe that this is not a permanent condition in the market and that demand will return as commodity prices normalize. We intend to continue to support production animal veterinarians with a broad range of products and value added services.
     During the quarter ended April 30, 2009, the Company’s net sales and other revenues decreased by $7.4 million and gross profit decreased $3.1 million or 28.1% compared to the prior period. Net income also decreased by $1.4 million to $(1.1) million compared to $0.2 million in the prior comparative period. These decreases resulted from the termination of the agreement between the Company and AAHA Services Corporation d/b/a MARKETLink (“SERVCO”) on June 30, 2008, fewer vendor sales and purchase incentives earned by the Company of $0.7 million, and a substantial decrease in sales to existing customers which has been attributable to the current state of the economy and a competitive environment in the animal health wholesale distribution industry. During the comparative period ended April 30, 2008, the SERVCO contract represented additional sales of $9.3 million and an improved profit margin of sales of $0.9 million. The decrease in net sales for the quarter ended April 30, 2009 was slightly offset by decreased operations and maintenance expense of $0.7 million, income tax expense of $0.9 million, and interest expense of $0.1 million. The Company believes that the primary reasons for the substantial decrease in sales to existing customers are the decline in growth in the companion and production animal markets as a result of a decrease in consumer spending and increasing volatility in commodity prices.
     Looking forward, we believe that the current state of the economy, costs of sales, and labor expense will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability.
     Current Assets
     During the nine month period ending April 30, 2009, the Company’s current assets increased $12.1 million primarily due to increased accounts receivable of $4.1 million which resulted from a decrease in cash receipts from customers and an increase in inventory of $5.4 million which resulted from lower inventory turnover.
     Current Liabilities
     During the nine month period ending April 30, 2009, the Company’s current liabilities increased $15.1 million primarily due to an increase in notes payable of $5.1 million, which was used primarily to fund the Company’s inventory and an increase in accounts payable of $9.6 million of which is the result of increased inventory purchases.
Results of Operations

          The following discussion is based on the historical results of operations for the three month periods ended April 30, 2009 and 2008.
Summary Condensed Consolidated Results of Operations Table For Three Months Ended April 30, 2009

	Three Months Ended
	April 30,
	(in thousands)
	2009	2008
Net sales and other revenue	$75,291	$82,683
Cost of sales	67,376	71,680

Gross profit	7,915	11,003
Operating, general and administrative expenses	9,662	10,359

Operating income (loss)	(1,747)	644
Interest expense, net	(152)	(233)
Other expense	—	1

Income (loss) before taxes	(1,899)	412
Income tax expense (benefit)	(753)	164

Net income (loss)	$(1,146)	$248

Three months ended April 30, 2009 as compared to three months ended April 30, 2008
          Net sales and other revenue for the three month period ending April 30, 2009 decreased $7.4 million to $75.3, million compared to $82.7, million for the same period the previous year. Net sales were impacted by the termination of the SERVCO agreement resulting in decreased sales of $9.3 million, fewer sales to existing customers of $0.8 million, a decrease in agency commission of $0.3 million, and an increase in shareholder rebate of $0.2 million. Despite these decreases sales to new customers increased by $3.2 million. The Company believes that the primary reason for the substantial decrease in sales to existing customers is the decline in growth in the companion and production animal markets resulting from a decrease in consumer spending and increasing volatility in commodity prices. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding fiscal quarter of the prior year, with the remaining customer base being considered an existing customer. Revenues from new customers for each fiscal quarter are summed to arrive at the year-to-date revenue for new customers. The Company’s shareholder rebate increased $0.2 million, compared to the prior period, and is netted against sales and accounts receivable on the Company’s financial statements. Such rebates are calculated in the discretion of management and are based on the margin from eligible purchases by the shareholder during the period. If accrued, such rebates are made on a pro rata basis to each shareholder based on the aggregate of all shareholders during the period.
          Cost of sales for the three month period ending April 30, 2009 decreased $4.3 million to $67.4 million compared to $71.7 million for the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $5.0 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $0.7 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor sales and purchase incentives.
          Gross profit for the three month period ending April 30, 2009 decreased $3.1 million to $7.9 million compared to $11.0 million for the same period the previous year. This decrease is primarily attributable to the decrease in margin to SERVCO and decrease in sales due to the termination of the SERVCO agreement, an increase in sales discounts of $1.3 million, and a decrease in vendor sales and purchase incentives earned by the Company of $0.7 million. Gross profit as a percentage of net sales and other revenue was 10.5% compared to 13.3% for the same period the previous year.

          Operating, general and administrative expenses for the three month period ending April 30, 2009 decreased $0.7 million to $9.7 million compared to $10.4 million for the same period the previous year. The decrease in operating, general and administrative expenses resulted from decreases in payroll and payroll taxes of $0.4 million, employee benefits of $0.1 million, directors fees and expenses of $0.1 million, employee education $0.1 million, reimbursed employee expenses $0.1 million, general marketing expense $0.2 million, professional services $0.1 million, and communication expense of $0.1 million. Partially offsetting these decreases were increases in pharmacy fees of $0.2 million, building lease expense of $0.1 million, bad debt expense of $0.1 million, and computer support expense of $0.1 million. The increase in computer support expense resulted from the Company’s investment in technology to increase value to our customers and to the Company. In addition to technological advances, the Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. These operating, general and administrative expenses as a percentage of net sales and other revenue were 12.8% compared to 12.5% for the same period the previous year.
          Operating income for the three month period ending April 30, 2009 decreased $2.3 million to $(1.7) million compared to $0.6 million for the same period the previous year. This decrease is primarily attributable to fewer sales. Partially offsetting this decrease was a decrease in operating, general and administrative expenses of $0.7 million.
          The Company’s other income and interest (expense) is nominal for the three month periods ended April 30, 2009 and 2008.
          Net income (loss) decreased by $1.4 million to $(1.2) million compared to $0.2 million for the same period the previous year. The net income decrease was primarily due to a decrease in gross profit of $3.1 million. Partially offsetting this decrease was a decrease in operating expenses of $0.7 million, a decrease in income tax expense of $0.9 million, and a decrease in interest expense of $0.1 million.
Operating Segments — three months ended April 30, 2009 as compared to three months ended April 30, 2008
          The Company has three reportable segments: Wholesale Distribution (PVP), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn). The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistic Services segment serves business-to-business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.
          The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 12 of the Company’s Condensed Consolidated Financial Statements at April 30, 2009.
Wholesale Distribution
          Net sales and other revenue for the three month period ending April 30, 2009 decreased by 9.6% or $7.9 million. Net sales and other revenue for the three month period ending April 30, 2009 totaled $74.5 million compared to $82.4 million for the same three month period in the prior fiscal year. Net sales were impacted by the termination of the SERVCO agreement resulting in decreased sales of $9.3 million, a decrease in agency commission of $0.3 million, a decrease in earnings of consolidated affiliates of $0.3 million, and an increase in shareholder rebate of $0.2 million. Despite these decreases, sales to existing customers increased by $2.2 million. The Company’s shareholder rebate is netted against sales and accounts receivable on the Company’s financial statements.
          Cost of sales for the three month period ending April 30, 2009 decreased $5.1 million to $68.1 million compared to $73.2 million for the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $5.3 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $0.2 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
          Gross profit decreased by $2.8 million to $6.4 million compared to $9.2 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to the decrease in margin to SERVCO of $0.8 million, an increase in sales discounts of $1.4 million, and a decrease in vendor sales and purchase incentives earned by the Company of $0.2 million. Gross profit as a percentage of total revenue was 8.6% for the three month period ending April 30, 2009 compared to 11.1% for the same three month period in the previous year.
          Operating, general and administrative expenses decreased by $0.4 million to $8.1 million for three month period ending April 30, 2009 compared to $8.5 million for the previous year. This decrease in operating, general and administrative expenses resulted from decreases in payroll and payroll taxes of $0.1 million, employee benefits of $0.1 million, directors fees and expenses of $0.1 million, employee education of $0.1 million, general marketing expense of $0.2 million, professional services of $0.1 million, and communication expense of $0.1 million. Partially offsetting these decreases were increases in pharmacy fees of $0.2 million, computer support and expense of $0.1 million, and bad debt expense of $0.1 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2009 was 10.9% compared to 10.3% for the three month period ended April 30, 2008.
          Operating income (loss) decreased by $2.4 million to $(1.7) million for the three month period ending April 30, 2009 compared to $0.7 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $2.8 million. Partially offsetting this decrease was a decrease in operating expenses of $0.4 million.
Logistics Services
          Net sales and other revenue for the three month period ending April 30, 2009 decreased by $12 thousand. Net sales and other revenue for the three month period ending April 30, 2009 totaled $84 thousand compared to $96 thousand for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers.
          Cost of sales for the three month period ending April 30, 2009 decreased $9 thousand to $72 thousand compared to $81 thousand from the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $9 thousand. The cost of goods sold includes the Company’s inventory product cost.

          Gross profit decreased by $3 thousand to $12 thousand during the three month period ending April 30, 2009 compared to $15 thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 14.3% for the three month period ending April 30, 2009 compared to 15.6% for the three month period ended April 30, 2008.
          Operating, general and administrative expenses are nominal for this segment and for the three month periods ended April 30, 2009 and 2008.
          Operating income decreased by $3 thousand to $12 thousand for the three month period ending April 30, 2009 compared to $15 thousand for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.
Direct Customer Services
          Net sales and other revenue for the three month period ending April 30, 2009 decreased by 28.9% or $4.0 million. Net sales and other revenue for the three month period ending April 30, 2009 totaled $9.9 million compared to $13.9 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily from a decrease in sales to existing customers of $7.2 million. Partially offsetting this decrease was an increase in sales to new customers of $3.2 million.
          Cost of sales for the three month period ending April 30, 2009 decreased by $3.4 million to $9.0 million compared to $12.4 million for the same period the previous year. This decrease is primarily attributable to the decrease of cost of goods sold of $3.9 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $0.5 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
          Gross profit decreased by $0.6 million to $0.8 million in the three month period ending April 30, 2009 compared to $1.5 million for the same period the previous fiscal year. This decrease was primarily attributable to the decrease in vendor sales and purchase incentives earned by the Company of $0.5 million. Gross profit as a percentage of total revenue was 8.5% for the three month period ending April 30, 2009 compared to 10.6% for the three month period ended April 30, 2008.
          Operating, general and administrative expenses decreased by $0.3 million to $1.5 million for three month period ending April 30, 2009 compared to $1.8 million for the previous year. The decreases in operating, general and administrative expenses resulted from decreases in payroll and payroll taxes of $0.3 million, commission and royalty expenses of $0.1 million, and reimbursed employee expenses of $0.1 million. Partially offsetting these decreases was an increase in bad debt expense of $0.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2009 were 15.7% and compared to 13.3% during the same three month period ending April 30, 2008.
          Operating income (loss) increased by $0.3 million to $(0.7) million for the three month period ending April 30, 2009 compared to an operating income of $(0.4) million for the same period in the previous year. This increase is primarily attributable to a decrease in gross profit of $0.6 million partially offset by a decrease in operating expenses of $0.3 million.

Summary Consolidated Results of Operations Table for nine months ended April 30, 2009

	Nine Months Ended
	April 30,
	(in thousands)
	2009	2008
Net sales and other revenue	$225,813	$263,300
Cost of sales	199,774	229,838

Gross profit	26,039	33,462
Operating, general and administrative expenses	30,009	29,880

Operating income (loss)	(3,970)	3,582
Other income (expense), net	(562)	(846)
Equity earnings of unconsolidated affiliate	—	(36)
Other expense	—	1

Income (loss) before taxes	(4,532)	2,701
Income tax expense (benefit)	(1,593)	976

Net income (loss)	$(2,939)	$1,725

Nine months ended April 30, 2009 as compared to nine months ended April 30, 2008
          Net sales and other revenue for the nine month period ending April 30, 2009 decreased $37.5 million to $225.8 million compared to $263.3 million for the same period the previous year. Net sales were impacted by the termination of the SERVCO agreement resulting in decreased sales of $26.2 million, fewer sales to existing customers of $18.2 million, and an increase in the shareholder rebate of $0.2 million. Despite these decreases, sales to new customers increased by $5.0 million. The Company’s shareholder rebate increased $0.2 million, compared to the prior period, and is netted against sales and accounts receivable on the Company’s financial statements. Such rebates are calculated in the discretion of management and are based on the margin from eligible purchases by the shareholder during the period. If accrued, such rebates are made on a pro rata basis to each shareholder based on the aggregate of all shareholders during the period.
          Cost of sales for the nine month period ending April 30, 2009 decreased $30.0 million to $199.8 million compared to $229.8 million for the same period the previous year. This decrease is primarily attributable to decrease in cost of goods sold of $34.2 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives earned of $4.2 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor sales and purchase incentives.
          Gross profit for the nine month period ending April 30, 2009 decreased $7.4 million to $26.0 million compared to $33.4 million for the same period the previous year. This decrease is attributable to the decrease in profit margin of $2.3 million resulting from a decrease in sales of $26.2 million under the prior SERVCO agreement, an increase in sales discounts of $2.7 million, and a decrease in vendor sales and purchase incentives earned by the Company of $4.2 million. A decrease in freight expense of $1.5 million partially offset these decreases. Gross profit as a percentage of net sales and other revenue for the nine month period ending April 30, 2009 was 11.5% compared to 12.7% for the same period the previous year.
          Operating, general and administrative expenses for the nine month period ending April 30, 2009 increased $0.1 million to $30.0 million compared to $29.9 million for the same period the previous year. The increase in operating, general and administrative expenses resulted from increases in professional services of $0.5 million, computer support expense of $0.8 million, bad debt expense of $0.3 million, and pharmacy fees of $0.2 million. Partially offsetting these increases were decreases payroll and payroll taxes of $0.4 million, employee education of $0.4 million, general marketing expense of $0.5 million, communication expense of $0.3 million, and operating supplies and expense of $0.1 million. The increase in computer support expense resulted from the Company’s investment in technology to increase value to our customers and to the Company. In addition to technological advances, the Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. These expenses as a percentage of net sales and other revenue for the nine month period ending April 30, 2009 were 13.3% compared to 11.3% for the same period the previous year.
          Operating income (loss) for the nine month period ending April 30, 2009 decreased $7.6 million to $(4.0) million compared to $3.6 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $7.4 million and an increase in operating, general and administrative expenses of $0.1 million.
          The Company’s other expense was $(562) thousand for the nine month period ending April 30, 2009, compared to $(881) thousand for the same period the previous year. Interest expense decreased to $854 thousand for the nine month period ending April 30, 2009, from $1,091 thousand for the same period in the previous year while interest income increased to $292 thousand compared to $245 thousand in the prior period. The decrease in the Company’s other expense resulted primarily from an increase in interest income and a decrease in interest expense of $237 thousand due principally on outstanding debt. The increase in interest income resulted from an increase in the finance charges on past due accounts receivable of $47 thousand.
          Net income (loss) decreased by $4.6 million to $(2.9) million compared to $1.7 million for the same period the previous year. The net income (loss) decrease was primarily due to a decrease in operating income of $7.6 million. Partially offsetting this decrease was a decrease in income tax expense of $2.6 million and a decrease in other expense of $0.3 million.
Operating Segments — Nine months ended April 30, 2009 compared to nine months ended April 30, 2008
Wholesale Distribution
          Net sales and other revenue for the nine month period ending April 30, 2009 decreased by 15.9% or $41.8 million. Net sales and other revenue for the nine month period ending April 30, 2009 totaled $221.6 million compared to $263.3 million for the same nine month period in the prior fiscal year. The decrease in net sales and other revenue resulted from a decrease in sales to SERVCO of $26.2 million, a decrease to existing customers of $14.7 million, a decrease in earnings of consolidated affiliates of $1.7 million, and an increase in shareholder rebate of $0.2 million. Partially offsetting these decreases were an increase in sales to new customers of $1.0 million. The Company’s shareholder rebate increased $0.2 million, compared to the prior period, and is netted against sales and accounts receivable on the Company’s financial statements.
          Cost of sales for the nine month period ending April 30, 2009 decreased $35.1 million to $200.4 million compared to $235.5 million for the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $38.2 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $3.1 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
          Gross profit decreased by $6.7 million to $21.2 million compared to $27.9 million for the same nine month period in the prior fiscal year. This decrease is attributable to the decrease in margin to SERVCO of $2.3 million, an increase in sales discounts of $2.6 million, and a decrease in vendor sales and purchase incentives earned by the Company of $3.1 million. Partially offsetting this decrease was a decrease in freight expense of $2.0 million. Gross profit as a percentage of total revenue was 9.5% for the nine month period ending April 30, 2009 compared to 10.6% for the same nine month period in the previous year.
          Operating, general and administrative expenses increased by $0.8 million to $25.1 million for nine month period ending April 30, 2009 compared to $24.3 million for the previous year. This increase in operating, general and administrative expenses resulted primarily from increases in payroll and payroll taxes of $0.1 million, professional services of $0.5 million, pharmacy fees of $0.2 million, building lease expense of $0.1 million, credit card fees of $0.1 million, and computer supply expense of $0.8 million. Partially offsetting these increases were decreases in employee education of $0.4 million, general marketing expense of $0.4 million, and communication expense of $0.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2009 was 11.3% compared to 9.2% for the nine month period ended April 30, 2008.
          Operating income (loss) decreased by $7.5 million to $(3.9) million for the nine month period ending April 30, 2009 compared to $3.6 million for the previous year. This decrease is primarily attributable to the decrease in gross profit margin of $6.7 million and an increase in operating, general and administrative expenses of $0.8 million.
Logistics Services
          Net sales and other revenue for the nine month period ending April 30, 2009 decreased by $1.2 million. Net sales and other revenue for the nine month period ending April 30, 2009 totaled $0.2 million compared to $1.4 million for the same period in the previous fiscal year. This decrease is primarily attributable to decreased sales to other animal health wholesalers.
          Cost of sales for the nine month period ending April 30, 2009 decreased $1.2 million to $0.2 million compared to $1.4 million from the same period the previous year. This decrease is primarily attributable to decreased cost of goods sold of $1.2 million. The cost of goods sold includes the Company’s inventory product cost.
          Gross profit increased by $91 thousand to $32 thousand during the nine month period ending April 30, 2009 compared to $(59) thousand for the same period during the previous fiscal year. Gross profit as a percentage of total revenue was 15.4% for the nine month period ending April 30, 2009 compared to (4.3)% for the nine month period ended April 30, 2008.
          Operating, general and administrative expenses are nominal for this segment and for the nine month periods ended April 30, 2009 and 2008.
          Operating income (loss) increased by $91 thousand to $32 thousand for the nine month period ending April 30, 2009 compared to $(59) thousand for the same period the previous year. This increase is primarily attributable to the increase in gross profit.
Direct Customer Services
          Net sales and other revenue for the nine month period ending April 30, 2009 decreased by 25.6% or $13.0 million. Net sales and other revenue for the nine month period ending April 30, 2009 totaled $37.6 million compared to $50.6 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily from a decrease in sales existing customers of $17.1 million. Partially offsetting this decrease was an increase in sales to new customers of $4.1 million.
          Cost of sales for the nine month period ending April 30, 2009 decreased by $10.4 million to $33.9 million compared to $44.3 million for the same period the previous year. This decrease is primarily attributable to the decrease of cost of goods sold of $11.6 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $1.1 million. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.
          Gross profit decreased by $2.5 million to $3.7 million in the nine month period ending April 30, 2009 compared to $6.2 million for the same period the previous fiscal year. This decrease was primarily attributable due to the decrease in vendor sales and purchase incentives earned by the Company of $1.1 million, an increase in freight expense of $0.5 million, and an increase in sales discounts to customers of $0.1 million. Gross profit as a percentage of total revenue was 9.9% for the nine month period ending April 30, 2009 compared to 12.3% for the nine month period ended April 30, 2008.

          Operating, general and administrative expenses decreased by $0.7 million to $4.9 million for nine month period ending April 30, 2009 compared to $5.6 million for the previous year. The decreases in operating, general and administrative expenses resulted primarily from a decreases in payroll, payroll taxes, and employee benefits of $0.5 million, vet of record commission of $0.2 million, commission and royalty expense of $0.1 million, and general marketing expense of $0.1 million. Partially offsetting decreases was an increase in bad debt expense of $0.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2009 were 13.1% and compared to 11.1% during the same nine month period ending April 30, 2008.
          Operating income (loss) decreased by $1.8 million to $(1.2) million for the nine month period ending April 30, 2009 compared to an operating income of $0.6 million for the same period in the previous year. This decrease is primarily attributable to a decrease in gross profit of $2.5 million. Partially offsetting this decrease was a decrease in operating expenses of $0.7 million.
Seasonality in Operating Results
          The Company’s quarterly sales and operating results have varied in the past and will likely continue to do so in the future. Fluctuations in sales are caused by several seasonal factors, including product usage, climate changes, promotions, manufacturer rebates and announced price increases. Historically, the Company’s livestock sales are seasonable with peak sales in the spring and fall. The cyclical nature is directly tied to certain medical procedures performed by veterinarians on livestock during these seasons. These buying patterns can also be affected by vendors’ and distributors’ marketing programs launched during the summer months, particularly in June, which can cause veterinarians to purchase production animal health products earlier than those products are needed. This kind of early purchasing may reduce our sales in the months these purchases would have otherwise been made. Additionally, while we accrue manufacturing rebates as they are earned, our rebates have historically been highest during the quarter ended January 31, since some of our manufacturer’s rebate programs were designed to include targets to be achieved near the end of the calendar year.
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
Liquidity and Capital Resources
          The Company expends capital primarily to fund day-to-day operations and to increase investment in technology to increase value to our customers and to the Company. In addition to technological advances, the Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. It is also necessary for the Company to expend necessary funds to maintain significant inventory levels in order to fulfill its commitments to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At April 30, 2009, there were no additional material commitments for capital expenditures other than as noted below.
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
          In November 2006, the Company and its subsidiaries executed a Loan Agreement and related loan documents (collectively “Loan Documents”) with First National Bank of Omaha (FNB). The obligations of the Company and its subsidiaries under the Loan Documents are joint and several. Pursuant to the terms of the Loan Documents, FNB may loan to the Company and its subsidiaries up to $44.7 million, which includes a $40 million revolving loan facility and a $4.7 million term loan facility.

          The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Installments of principal and interest in the amount of $55,282 are due on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of April 30, 2009, the Company had $3.9 million outstanding on the Term Note.
          FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset monthly equal to the LIBOR as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. The Loan Agreement imposes certain financial covenants, and the Company shall not, without the consent of FNB, permit its minimum tangible net worth to be less than $17 million or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include, among other things, the Company’s failure to (i) pay amounts when due and to (ii) perform any material condition or comply with any material promise or covenant of the Loan Documents. The Revolving Note and Term Note are secured by substantially all of the assets of the Company and its subsidiaries, including the Company’s headquarters in Omaha. We also are restricted from paying dividends by these credit facilities.
          On November 19, 2008, the Company and FNB amended the Loan Agreement to allow the Company to enter into interest rate swap transactions from time-to-time. Pursuant to that amendment, interest shall be paid on the revolving note at a variable rate, reset monthly, equal to LIROR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 or 1.00 (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10.0 million for the period ending April 30, 2009. Upon the event of default, the Revolving Note shall bear interest at the LIBOR as determined by FNB plus 7.50% per annum. As of April 30, 2009, the variable interest rate at which the Revolving Note accrued interest was 2.0%, and the Company had approximately $18.0 million outstanding thereunder.
          On December 27, 2006, the Company and Jelecos entered into a statement of work agreement for consulting services. Jelecos provides the Company with strategic technology consulting services including, but not limited to, project analysis, staffing analysis, product and process evaluation, capacity analysis and overall infrastructure analysis as related to current and future business objectives. The estimated monthly recurring fee is approximately $144,000.
          On March 21, 2008, the Company and Revenue Analytics entered into a statement of work agreement for consulting services through July 31, 2008. The Company partnered with Revenue Analytics to develop targeted pricing strategies, processes and monitoring capabilities at the customer segment level. The estimated monthly recurring fee was approximately $110,000 for four months. On May 27, 2009, the Company and Revenue Analytics entered into a third statement of work agreement for consulting services through May 31, 2010. The fees paid through April 30, 2009 are $679,520.
          Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.
          Operating Activities. Net cash consumed by operating activities of $2.5 million for the nine months ending April 30, 2009, was primarily attributable to an increase in accounts receivable of $4.5 million, an increase in inventory of $5.4 million, which was partially offset by an increase in accounts payable of $9.6 million which is due to an increase in inventory purchases related to meet the new demand for swine sales. The increase in accounts receivable is primarily attributable to extended promotional terms. During the third quarter, the Company’s inventory levels were substantially higher because of its efforts to support the new swine business. Net cash consumed in operating activities of $5.1 million for the nine months ending April 30, 2008, was primarily attributable to an increase in accounts receivable of $8.6 million and an increase of $6.7 million in inventories, which was partially offset by an increase in accounts payable of $8.2 million.
          Investing Activities. Net cash consumed by investing activities of $790 thousand for the nine months ending April 30, 2009 was primarily attributable to investments in equipment, including the purchase of office, warehouse, computer equipment, and premiums paid for life insurance on the Company’s officers. Net cash consumed by investing activities of $1.9 million for the nine months ending April 30, 2008 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.
          Financing Activities. Net cash provided by financing activities of $4.7 million for the period ending April 30, 2009 was primarily attributable to net loan proceeds of $5.1 million. Net cash provided by financing activities of $9.5 million for the period ending April 30, 2008 was primarily attributable to net loan proceeds of $9.9 million. The loan proceeds were draws on the Company’s revolving line of credit.
Off-Balance Sheet Arrangements
          At April 30, 2009, the Company did not have any off-balance sheet arrangements.
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
Major Customers, Major Suppliers and Credit Concentrations
          Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 54.1% of all purchases at April 30, 2009. Two vendors comprised 49.7% of all purchases at April 30, 2008.
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

Pension Accounting
          On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and in accordance therewith reflected the underfunded status of the plan in its balance sheet at such date. The Company adjusted the liability to reflect the current funded status of the plan. The gains or losses that arise during the period but are not recognized as components of net periodic benefit cost is recognized as a component of other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $646 thousand of unrecognized actuarial losses which arose during the period ended July 31, 2007 and a corresponding increase in the defined pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $257 thousand, were debited to other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the period ended July 31, 2007.
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
          For the nine months ended April 30, 2009 and 2008, benefits accrued and expensed were $243 thousand and $258 thousand, respectively. The plan is an unfunded supplemental executive retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2.7 million and $2.2 million at April 30, 2009 and July 31, 2008, respectively.
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
          In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in SFAS No. 133. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement does not require comparative disclosures for earlier periods at initial adoption. The adoption of this statement as of February 1, 2009 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.
          As disclosed under “Liquity and Capital Resources”, the Company and its subsidiaries have a $40 million revolving loan facility and a $4.7 million term loan facility with FNB. The interest rate of the Term Note is fixed at 7.35% per annum except in the event of default. As of April 30, 2009, the Company had $3.9 million outstanding on the Term Note. The interest rate of the Revolving Note fluctuates and is paid at a variable rate, reset monthly, equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00, except in the event of default. As of April 30, 2009, the variable interest rate at which the Revolving Note accrued interest was 2.0% and the Company had approximately $18.0 million outstanding thereunder.
          As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at LIBOR and to pay interest to the counterparty at a fixed rate of 3.09% on notional amounts of $10 million at April 30, 2009. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10 million for the period ending April 30, 2009. Under the agreement, the Company pays or receives the net interest monthly, with the monthly settlements included in interest expense.
          The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in the market interest rates. If interest rates on variable debt rose .20 percentage points (a 10% change from the interest rate as of April 30, 2009), assuming no change in the Company’s outstanding balance under the line of credit (approximately $18.0 million as of April 30, 2009), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $36 thousand.

ITEM 4: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weaknesses, and believes that its disclosure controls and procedures were effective at April 30, 2009.
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
Changes in Internal Controls
          During the quarter ended April 30, 2009, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting, the Company took no corrective actions regarding our internal controls, and the Company is not aware of any other factors that could significantly affect these controls.
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
PART II
OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
          On April 7, 2009, IVESCO Holdings, LLC (IVESCO) filed a lawsuit in the United States District Court for the Northern District of Iowa, Case No. 1:09CV52, against the Company and its wholly owned subsidiary, ProConn LLC (ProConn). IVESCO alleges that the Company conspired with certain departing IVESCO employees to “take over or steal” the IVESCO swine business through simultaneous departure of most of the employees in the swine division. IVESCO also alleges a conspiracy to unfairly compete and tortuous interference with business expectancies between IVESCO and its customers. IVESCO seeks damages in an unstated amount, the imposition of a constructive trust upon earnings of the Company’s swine product sales, interest, punitive damages, costs and attorney fees. The Company has filed a responsive pleading denying the allegations and intends to vigorously defend against IVESCO’s claims.
          Except for the IVESCO litigation, the Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions may result in lawsuits where the Company is a defendant. Management believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.
ITEM 1A: RISK FACTORS
          Other than with respect to the Risk Factors set forth below, there have been no material changes from the Risk Factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2008.
Consolidation among animal health product vendors may decrease our sales and profitability.
          On January 26, 2009, Pfizer announced that it had entered into an agreement to acquire all of the outstanding stock of Wyeth. Pfizer and Fort Dodge, a division of Wyeth, accounted for approximately 43.3% and 6.1%, respectively of our purchases during the nine months ended April 30, 2009. On March 9, 2009, Merck announced that it had entered into an agreement to acquire all of the outstanding stock of Schering-Plough. Merial Limited, a joint venture between Merck & Co., Inc. and Sanofi Aventis S.A., and Intervet-Schering, a subsidiary of Schering-Plough, accounted for approximately 4.0% and 10.8%, respectively of our purchases during the nine months ended April 30, 2009. Consolidation among animal health products vendors could result in our vendors increasing their market share, which could give greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which would decrease our net sales and profitability. Finally, if our current vendors consolidate, their management teams are more likely to change, which could result in adverse changes in distribution practices.
The general economic downturn may adversely affect our business.
          A deepening or protraction of the general economic downturn could increase volatility in feed and animal protein commodity prices, reduce or eliminate sources of credit available to our customers, as well as reduce consumer discretionary spending on animal health products. Such volatility and/or tightening of credit could further deteriorate the financial condition of our customers, and may ultimately lead our customers to reduce their working capital. As a result, we may experience reduced demand for our products and services, and may be unable to collect amounts owed, each of which could materially impact our results of operations.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended within the past three years prior to April 30, 2009.
          There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any lawful form of business entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On May 31, 2009, there were 1,958 record holders of the Company’s common stock.
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
          During the quarter ended April 30, 2009, the Company repurchased twenty-four (24) shares of its common stock as set forth in the following table:
Purchases of Equity Securities by the Company and Affiliated Purchasers:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs(1)
February 1 — February 28, 2009	12	$3,000	—	1,976
March 1 — March 31, 2009	4	$3,000	—	1,972
April 1 — April 30, 2009	8	$3,000	—	1,964

Total:	24	$3,000	—	1,964

(1)	The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
          None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          The Company held its Annual Meeting of Shareholders on February 19, 2009 for the purposes of electing three Class III Directors and one Non-Shareholder Director to serve until the annual meeting held in 2012. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s nominees. Each of management’s nominees for director as listed in the Proxy Statement was elected.
          The voting tabulation on the election of directors was as follows:
          Proposal 1: Election of Three Class III Directors

	Shares Voted	Shares Voted
Director	“FOR”	“WITHHOLD”
James Alan Hoffmann, D.V.M.	970	64
Charles W. Luke, D.V.M.	967	67
Rhonda Lee Pierce, D.V.M.	967	67

Proposal 2: Election of One Non-Shareholder Director

	Shares Voted	Shares Voted
Director	“FOR”	“WITHHOLD”
Donald Janezic, Jr.	935	99
          Until 2007, the Company historically held the annual meeting of shareholders in the month of December. In calendar 2007, the Company did not hold an annual meeting. Commencing in 2008, the Company scheduled its annual meeting for January. Class I directors serve until the annual meeting of shareholders held in or after December 2009 and include Eileen Sam Holly Morris, D.V.M., and Thomas E. Wakefield, D.V.M. Class II directors serve until the annual meeting of shareholders held in 2011, and include Donald R. Fogle, D.V.M., Scott A. Shuey, D.V.M., and Vicky Wilkey, D.V.M.
ITEM 5: OTHER INFORMATION
          None.
ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

4.1	Certificate of Professional Veterinary Products, Ltd. (4)

4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

10.1	Employment Agreement effective February 1, 2009, between Professional Veterinary Products, Ltd. And Stephen J. Price (#)

10.2	Severance Agreement dated April 1, 2009 between Professional Veterinary Products, Ltd. and Neal Soderquist (#)

31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)

31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)

(#)	Filed herewith.
The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.

(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          Date: June 12, 2009

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Stephen J. Price
Stephen J. Price, President and CEO

By:	/s/ Tara Chicatelli

Tara Chicatelli , CFO