Form 10-K
period 2009-07-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2009-10-29
CIK 947425

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended July 31, 2009, or

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
Common Stock, par value
$1.00 per share
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer; as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of January 31, 2009, the aggregate market value of the voting and non-voting Common Stock held by non-affiliates of the Registrant was $5,899,000. Shares of Common Stock held by each executive officer and director of the Registrant have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes. As of September 30, 2009, 1936 shares of the Registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the definitive Proxy Statement for the Registrant’s 2010 Annual Meeting of Stockholders to be filed within 120 days of the fiscal year ended July 31, 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
          The Company operates through three operating segments: Wholesale Distribution (PVPL), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn). The Wholesale Distribution segment is a wholesaler of pharmaceuticals and other veterinary related items and accounted for approximately 81% of net sales and other revenue during fiscal year 2009. This segment distributes products to Company shareholders as well as other licensed veterinarians and businesses comprised of veterinarians. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Operating Segments” below and Note 14 of the Company’s 2009 Consolidated Financial Statements for quantitative segment information.
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
          Initially, the Company distributed its products predominately to existing shareholders who were veterinarians or business entities established to deliver veterinary services and/or products in which medical decisions were made by licensed veterinarians. Each shareholder was and is limited to ownership of one share of common stock. Sales to non-shareholder customers have increased in recent years and have represented a significant source of revenue for the Company. In fiscal year 2009, net sales and other revenues to non-shareholders totaled $102 million or 34% of total net sales and other revenue. The Company’s fiscal year begins on August 1 and concludes on July 31 of the following year.
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
          Vets First Choice recently introduced the myPetLink feature, which offers pet owners access to their pets’ medical records. Information is derived from vet clinic’s practice management systems and is delivered in a secure online format that is user friendly. The myPetLink feature also provides veterinarians the ability to set up automatic messaging to their clients, which may include pet health bulletins, monthly newsletters and compliance reminders. Through this feature, we believe that communication between veterinarians and their clients will improve.
          The Company also recently announced that PVPL and ProConn will be marketed together under the PVP brand. We believe that aligning our teams under one brand supports our long-term goals of being a one-stop solution for veterinary practices and a leading advocate for the animal health community as well as providing improved distributor experience. Although we intend to market one brand name, our segment reporting will remain unchanged, and we will continue to report our results of operations through our three operating segments: Wholesale Distribution (PVPL), Direct Customer Services (ProConn) and Logistics Services (Exact Logistics).
New Facility and Services
          The Company recently opened a small facility in Iowa Falls, Iowa. This facility will be approximately 8,000 square feet and have two employees. Our customers may “walk up” to this facility and purchase products immediately. During fiscal 2009, we also opened other facilities in Quincy, Illinois, Mankato, Minnesota, and Spicer, Minnesota. See “ITEM 2. PROPERTIES” for additional information. We also are investing in new pharmacy technology which we believe will provide another service benefit to our customers.
Our Shareholders
          As of July 31, 2009, the Company had 1,948 shareholders, all of whom were veterinarians or veterinary clinics. These shareholders are principally located from the Rocky Mountains to the Atlantic Seaboard with some presence in the southern United States. Our shareholders also are our primary customers.
Rebates to Shareholders
          Except for fiscal year 2008, the Company has historically issued rebates to its shareholders. According to current practices of management, such rebates, if paid, are made on a pro rata basis to shareholders based on the aggregate amount of products purchased by each shareholder during the period. Rebates are included in the Company’s financial statements and are netted against sales and accounts receivable on the Company’s financial statements. Depending on several factors, there is no assurance that any rebate will be issued for a given fiscal year.

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
Operating Segments
          The Company has three reportable segments: Wholesale Distribution (PVP), Direct Customer Services (ProConn), and Logistics Services (Exact Logistics). Additional information including the sales and operating profits of each operating segment and the identifiable assets attributable to each operating segment for each of the three years in the period ended July 31, 2009 is set forth in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in Note 14 of the 2009 Consolidated Financial Statements.
Financial Information About Geographic Areas
          All of the Company’s customers and assets are located in the United States. The Company does not export any products outside of the United States.
Customers and Suppliers
          Management does not consider the Company’s business to be dependent on a single customer or a few customers, and the loss of any of our customers would not have a material adverse effect on our results. No customer accounted for more than 5% of the Company’s total net sales and other revenue for fiscal 2009. The Company typically does not enter into long-term contracts with its customers. To offset the loss of any customers, the Company continually seeks to diversify its customer base.
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
          Two vendors comprised 52.2% of all purchases for the year ended July 31, 2009. Two vendors comprised 48.3% of all purchases for the year ended July 31, 2008. Management believes the loss of any major vendor may have a material adverse effect on our results of operation, including the loss of one or both of our two largest vendors. Currently, the Company believes that its relationships with its two largest vendors are good.
The Animal Health Industry
          Animal health product sales in the United States for 2008 were $6.8 billion which is unchanged from the previous year. Modest price increases across many lines kept the sales flat for the year; however, the actual product unit sales decreased for the same time period. The market for animal health products in the United States is split between products sold for companion and production animals. Companion animals include dogs, cats, other pets and horses, while production animals include cattle and other food-producing animals. In 2008, companion animal products accounted for approximately 54% of the total market, and production animal products comprised approximately 46% of the animal health products market.
          In the current economic environment, the animal health market has ceased its historic growth phase. However, two factors work in favor of the industry – pet owners’ love for their companion animals and the economic reasons for the treatment of livestock or farm animals. We believe growth in the companion animal health products market has slowed as result of a decrease in consumer spending. Recently, there has been a slight reduction in pet ownership and many pet owners are being forced to decrease their expenditures. Historically, the growth in the companion animal health market was impacted by an increasing number of households with pets, an aging pet population, increased expenditures on pet’s health and preventative care and advancements in new animal health products. Product sales in the production animal health products market have been heavily impacted by increasing volatility in commodity prices, changes in weather patterns including drought in vast geographic areas of the United States, decreased export demand for animal protein products, changes in consumer dietary preferences and changes in the general economy. The impact of unprecedented price volatility in commodities such as corn and other grains, which are primary livestock ration, have made it increasingly more difficult to predict the timing of demand for production animal health products. Historically, sales in this market have been largely driven by spending on animal health products to improve productivity, weight gains and disease prevention, as well as a growing focus on food safety.
          Veterinarians are one of the primary purchasers of animal health products, particularly in the companion animal market. There are more than 58,000 veterinarians in private practice in the United States. Over three-quarters of the veterinarians in private clinical practice predominantly specialize in companion animal medicine.
          Distributors play a vital role for both veterinary practices and livestock producers by providing access to a broad selection of products through a single channel and helping them efficiently manage their inventory levels.

Distributors also offer product vendors substantial value by providing cost-effective access to a highly fragmented and geographically diverse customer base.
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
          Effective December 1, 2006, the FDA adopted a new rule establishing a pedigree requirement for prescription drugs. A drug pedigree is a statement of origin that identifies each prior sale, purchase, or trade of a drug, including the date of those transactions and the names and addresses of all parties to them. Under the pedigree requirement, each person who is engaged in the wholesale distribution of a prescription drug in interstate commerce, who is not the manufacturer or an authorized distributor of record for that drug, must provide to the person who receives the drug a pedigree for that drug. The Company currently is complying with the pedigree requirements.
          Several State Boards of Pharmacy require the Company to be licensed in their respective states for the sale of animal health products within their jurisdictions. Some states (as well as certain cities and counties) require the Company to collect sales/use taxes on differing types of animal health products.
Environmental Considerations
          The Company does not manufacture, re-label or in any way alter the composition or packaging of products. All products are distributed in compliance with the relevant rules and regulations as approved by various state and federal regulatory agencies. The Company’s business practices minimally impact the environment.

Employees
          As of July 31, 2009 the Company had 337 employees. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We believe that we have a stable and productive workforce and consider our relationships with our employees to be good.
Trademarks
          The Company has federal registrations for the marks “PVP LTD” and design, “PVP” and design, “POWERING YOUR PRACTICE”, “PVP POWERING YOUR PRACTICE” and design, “PVPL”, and “PROCONN”. The Company has an application pending with the United States Patent and Trademark Office for the mark “IMPACT”. Additionally, the Company uses the marks “EXACT LOGISTICS” and “VETS FIRST CHOICE”, but does not have federal registrations or applications pending with the United States Patent and Trademark Office for these marks. The Company believes that the marks are well recognized in the animal health products industry and by veterinarians and therefore are valuable assets. Once registered, the trademarks will be valid as long as they are in use and/or the registrations are properly maintained, and the marks have not been found to have become generic.

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
•	vendor rebates;

•	seasonality;

•	the impact of economic factors on the national veterinary practices;

•	the timing and effectiveness of marketing programs offered by our vendors;

•	the timing of the introduction of new products and services;

•	exclusivity requirements with vendors that may prohibit distribution of competing products;

•	the recall of a significant product by one of our vendors;

•	extended shortage or backorder of a significant product by one of our vendors;

•	the timing and effectiveness of capital expenditures;

•	a disruption caused by adverse weather or other natural conditions;

•	inability to ship products to the customer as a result of technological or shipping disruptions;

•	changes in manufacturer contracts; and

•	competition.

          Any of the factors could adversely impact our results of operations and financial condition. The Company may be unable to reduce operating expenses quickly enough to offset any unexpected revenue shortfall. If the Company has a shortfall in revenue without a corresponding reduction to its expenses, operating results may suffer.
The Market is Evolving, and If We Fail to Implement Our Business Plan, Our Profit May Be Negatively Impacted.
          Our revenues increased from $298.9 million in fiscal 2003 to $368.9 million in fiscal 2006. Despite this period of rapid growth, our revenues have decreased in the past three years to $299.7 million in 2009. It may be difficult for us to increase our revenue and our future success depends on our ability to implement and/or maintain:
•	Sales and marketing programs;

•	Customer support programs;

•	Current and new product and service lines;

•	Technical support which equals or exceeds our competitors;

•	Vendor relationships;

•	Recruitment and training of new personnel; and

•	Operational and financial control systems.
          Our ability to successfully offer products and services and implement our business plan in an evolving market requires an effective planning and management process. We expect that we will need to continue to improve our financial and managerial controls and reporting systems and procedures and to expand the training of our work force. If our revenues do not increase, and we increase our services, our expenses may continue to increase resulting in additional periods of net loss.
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
There is No Market for Our Stock and the Value of the Stock Will Not Increase
          There is no established public trading market for the Company’s common stock. Sales are limited to licensed veterinarians and veterinary clinics, and our common stock will not be sold, assigned, or otherwise transferred to anyone other than the Company. The price of each share is fixed at $3,000, or such lesser amount as determined by the Board of Directors in its discretion as provided in our Articles of Incorporation and Bylaws. If a shareholder wishes to redeem his, her or its share, the shareholder must sell it to the Company, and the Company may, but is not obligated to purchase such share. If the Company elects to purchase the share, such shareholder will receive only the amount he, she or it paid for the share.
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
The outbreak of an infectious disease within either the production animal or companion animal population could have a significant adverse effect on our business and our results of operations.
          An outbreak of disease affecting animals, such as foot-and-mouth disease, avian influenza or bovine spongiform encephalopathy, commonly referred to as “mad cow disease,” could result in the widespread destruction of affected animals and consequently result in a reduction in demand for animal health products. In addition, outbreaks of these or other diseases or concerns of such diseases could create adverse publicity that may have a material adverse effect on consumer demand for meat, dairy and poultry products, and, as a result, on our customers’ demand for the products we distribute. The outbreak of a disease among the companion animal population which could cause a reduction in the demand for companion animals could also adversely affect our business. Although we have not been adversely impacted by the outbreak of a disease in the past, there can be no assurance that a future outbreak of an infectious disease will not have an adverse effect on our business.
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
Our Substantial Leverage Could Harm Our Business By Limiting Our Available Cash and Our Access To Additional Capital
          As of July 31, 2009, our total long-term debt (excluding current portions) was approximately $3.4 million, and we had $20.3 million outstanding under our revolving credit facility and an additional $19.7 million of borrowing capacity available under such facility. Our degree of leverage could have important consequences for you, including the following:
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
          Our credit agreements contain covenants, among other things, that restrict our and our subsidiaries’ ability to incur additional indebtedness; pay dividends or make other distributions; make certain investments; use assets as security in other transactions; and sell certain assets or merge with or into other companies. In addition, we are required to satisfy and maintain specified financial ratios and tests. Events beyond our control may affect our ability to comply with these provisions, and we or our subsidiaries may not be able to meet those ratios and tests. The breach of any of these covenants would result in a default under our credit agreement and the lender could elect to declare all amounts borrowed under the applicable agreement, together with accrued interest, to be due and payable and could proceed against the collateral securing that indebtedness. If any of our indebtedness were to be accelerated, our assets may not be sufficient to repay in full that indebtedness. For the fiscal year ended July 31, 2009 the Company was in violation of certain of these covenants for which a waiver of non-compliance was received from the lender.
Our Variable Rate Indebtedness Subjects Us To Interest Rate Risk, Which Could Cause Our Debt Service Obligations To Increase Significantly
          Certain of our borrowings, primarily borrowings under our revolving line of credit, are at variable rates of interest and expose us to interest rate risk based on market rates. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our net income and cash available for servicing our indebtedness would decrease. Our variable rate debt for the year ended July 31, 2009 was approximately $20.3 million with related interest expense of $0.6 million. A 1% increase in the average interest rate would increase future interest expense by approximately $235 thousand per year assuming an average outstanding balance under the revolving line of credit of $23.5 million.
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
          We often purchase products from our suppliers under agreements that are of limited duration or can be terminated on a periodic basis. There can be no assurance, however, that our suppliers will be able to meet their obligations under these agreements or that we will be able to compel them to do so. Risks of relying on suppliers include:
•	If an existing agreement expires or a certain product line is discontinued, then we would not be able to continue to offer our customers the same breadth of products and our sales and operating results would likely suffer unless we are able to find an alternate supply of a similar product.
•	Current agreements, or agreements we may negotiate in the future, may commit us to certain minimum purchase or other spending obligations. It is possible we will not be able to create the market demand to meet such obligations, which would create an increased drain on our financial resources and liquidity.
•	If market demand for our products increases suddenly, our current suppliers might not be able to fulfill our commercial needs, which would require us to seek new manufacturing arrangements or new sources of supply and may result in substantial delays in meeting market demand. If we consistently generate more demand for a product than a given supplier is capable of handling, it could lead to large backorders and potentially lost sales to competitive products that are readily available. This also could require us to seek new sources of supplies.
•	We may not be able to control or adequately monitor the quality of products we receive from our suppliers. Poor quality products could damage our reputation with our customers.
•	Some of our third party suppliers are subject to ongoing periodic unannounced inspection by regulatory authorities, including the FDA, DEA, Environmental Protection Agency (EPA) and other federal and state agencies for compliance with strictly enforced regulations, and we do not have control over our suppliers’ compliance with these regulations and standards. Violations could potentially lead to interruptions in supply that could cause us to lose sales to readily available competitive products.
•	If any of our vendors is unable to obtain the necessary credit to manage its business, it may not be able to deliver its products to us.
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
Consolidation Among Animal Health Product Vendors may Decrease our Sales and Profitability
          On January 26, 2009, Pfizer announced that it had entered into an agreement to acquire all of the outstanding stock of Wyeth. Pfizer and Fort Dodge, a division of Wyeth, accounted for approximately 40.6% and 7.2%, respectively of our purchases during the twelve months ended July 31, 2009. On March 9, 2009, Merck announced that it had entered into an agreement to acquire all of the outstanding stock of Schering-Plough. Merial Limited, a joint venture between Merck & Co., Inc. and Sanofi Aventis S.A., and Intervet-Schering, a subsidiary of Schering-Plough, accounted for approximately 3.6% and 11.6%, respectively of our purchases during the twelve months ended July 31, 2009. Consolidation among animal health products vendors could result in our vendors increasing their market share, which could give greater pricing power and make it easier for such vendors to sell their products directly to animal health customers, both of which could decrease our net sales and profitability. Finally, if our current vendors consolidate, their management teams are more likely to change, which could result in adverse changes in distribution practices.

The General Economic Downturn may Adversely Affect our Business
          A deepening or protraction of the general economic downturn could increase volatility in feed and animal protein commodity prices, reduce or eliminate sources of credit available to our customers, as well as reduce consumer discretionary spending on animal health products. Such volatility and/or tightening of credit could further deteriorate the financial condition of our customers, and may ultimately lead our customers to reduce their working capital. As a result, we may experience reduced demand for our products and services, and may be unable to collect amounts owed, each of which could materially impact our results of operations.
Exclusivity Requirements and Failures to Continue Relationships With Vendors May Cause Us to Lose Access to Certain Products and Erode Our Market Share
          We may not be able to establish or maintain our relationships with key vendors in the animal health industry if we have established relationships with competitors of these key vendors. We have written agreements with many of our vendors, including Pfizer. Some of our agreements with our vendors are for one-year periods. Upon expiration, we may not be able to renew our existing agreements on favorable terms, or at all.
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
Our Business, Financial Condition And Results of Operations Depend Upon Maintaining Our Relationships With Vendors
          We currently distribute more than 20,000 products sourced from more than 300 vendors. We currently do not manufacture any of our products and are dependent on these vendors for our supply of products. Our top two vendors, Pfizer, and Intervet-Schering, a subsidiary of Schering Plough supplied products that accounted for approximately 52.2% of our product purchases for the fiscal year ended July 31, 2009.
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
          Effective December 1, 2006, the federal drug pedigree requirements of the FDA under the Prescription Drug Marketing Act (PDMA) went into effect. Although a court injunction was granted regarding some provisions, the FDA mandated that all distributors that are not the manufacturers authorized distributor must provide a record of all previous transactions. This transaction history is also referred to as a pedigree. The federal pedigree regulations require tracking human labeled prescription products through the entire distribution chain and are enforceable for distributors that do not have a written agreement with the manufacturer granting the wholesale distributor status as an “Authorized Distributor of Record.” We strive to maintain compliance with the new pedigree requirements and other laws and regulations. However, if we are unable to maintain our active compliance with these laws and regulations, we could be subject to substantial fines or other restrictions on our ability to provide competitive distribution services, which could have an adverse impact on our financial condition.
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
          Quincy, Illinois
          On May 1, 2009, the Company signed a lease agreement with Wiemelt Properties for 21,875 square feet of warehouse space in Quincy, Illinois. The initial term of the lease is one year with the option for additional years. The Company uses this facility to ship predominantly products for treatment and/or prevention of diseases in food animals to its customers in that geographical area of the United States.
          Mankato, Minnesota
          On May 1, 2009, the Company signed a lease agreement with Atlas Alchem Plastics, Inc. for 36,135 square feet of warehouse space in Mankato, Minnesota. The initial term of the lease is six months. The Company uses this facility to ship predominantly products for treatment and/or prevention of diseases in food animals to its customers in that geographical area of the United States.
          Spicer, Minnesota
          One June 1, 2009, the Company signed a lease agreement with Brad Kelley for 9,000 square feet of warehouse space in Spicer, Minnesota. The initial term of the lease is six months. The Company uses this facility to ship predominantly products for treatment and/or prevention of diseases in food animals to its customers in that geographical area of the United States.
          Management believes that our existing facilities are and will be adequate for the conduct of our business during the next fiscal year.

ITEM 3.	LEGAL PROCEEDINGS
          On April 7, 2009, IVESCO Holdings, LLC (IVESCO) filed a lawsuit in the United States District Court for the Northern District of Iowa, Case No. 1:09CV52, against the Company and its wholly owned subsidiary, ProConn LLC (ProConn). IVESCO alleges that the Company conspired with certain departing IVESCO employees to “take over or steal” the IVESCO swine business through the simultaneous departure of most of the employees in the swine division. IVESCO also alleges a conspiracy to unfairly compete, tortious interference with business expectancies between IVESCO and its customers and employee relationships, aiding and abetting an alleged breach of duty by former IVESCO employees, and unjust enrichment by the receipt of sales revenue without payment of fair value. IVESCO seeks damages in an unstated amount, the imposition of a constructive trust upon earnings of the Company’s swine product sales, restitution by disgorgement of profits, interest, punitive damages, costs and attorney fees. The Company has filed a responsive pleading denying the allegations and intends to vigorously defend against IVESCO’s claims.
          In addition to IVESCO litigation, the Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions may result in lawsuits where the Company is a defendant. Management believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the quarter ended July 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
          There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On September 30, 2009, there were 1936 record holders of the Company’s common stock.
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
          The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company’s business and therefore does not currently anticipate paying cash dividends in the foreseeable future. The Company has not sold any common stock which was not registered under the Securities Act of 1933 within the past three fiscal years ended July 31, 2009.
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
          During the fourth quarter ended July 31, 2009, the Company repurchased sixteen (16) shares of its common stock as set forth in the following table:
          Purchases of Equity Securities by the Company and Affiliated Purchasers:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs(1)
May 1 – May 31, 2009	6	$3,000	—	1,958
June 1 – June 30, 2009	8	$3,000	—	1,950
July 1 – July 31, 2009	2	$3,000	—	1,948

Total:	16	$3,000	—	1,948

(1)	The maximum number of shares that may be purchased by the Company varies from time to time due to the on-going redemption of shares.

ITEM 6.	SELECTED FINANCIAL DATA
          The following table presents selected financial data for the Company for each of the five years ended July 31, 2009. The historical selected financial data are derived from the Company’s Financial Statements included elsewhere in this report and should be read in conjunction with those financial statements and notes thereto. All amounts are in thousands except per share data.

	2005	2006	2007	2008	2009
Net sales and other revenues	$387,249	$368,926	$342,699	$339,838	$299,729

Operating income (loss)	$4,610	$5,089	$5,500	$3,808	$(6,409)
Net income (loss)	$2,536	$2,392	$2,384	$1,428	$(4,373)
Income per share:
Operating income (loss)	$3,677	$3,612	$2,697	$1,861	$(3,227)
Net income (loss)	$2,023	$1,698	$1,169	$698	$(2,202)
Redeemable common shares outstanding used in the calculation	1,254	—	—	—	—
Common shares outstanding used in the calculation	—	1,409	2,039	2,046	1,986

Total assets	$85,266	$76,399	$88,244	$81,194	$79,733

Total long-term obligations	$5,109	$5,375	$6,761	$6,620	$6,181

Total number of shares subject to mandatory redemption(1)	731	—	—	—	—

Total number of common shares	—	2,042	2,068	2,037	1,948

Total number of redeemable common shares(1)	1,288	—	—	—	—

(1)	For additional information on the Company’s shares, see Note 5 to the 2009 Consolidated Financial Statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
          The Company’s Wholesale Distribution segment comprises the majority of its operations, representing approximately 81% of net sales and other revenue in fiscal 2009. Revenues are primarily earned by distributing products to veterinarians or veterinary practices. The main factor that impacts net sales is the Company’s ability to offer a broad product line through excellent and knowledgeable customer service. For 2009, the Direct Customer Services segment represented approximately 19% of net sales and other revenues.
          The Company’s revenues increased from $298.9 million in fiscal year 2003 to $368.9 million in fiscal year 2006, an increase of 23%. In fiscal year 2007, revenues decreased by $26.2 million to $342.7 million, (a decrease of 7%) in fiscal year 2008, decreased further by $2.9 million to $339.8 million (a decrease of less than 1%), and in fiscal year 2009, decreased further by $40.1 million to $299.7 million, a decrease of 12%. The decrease in 2009 is primarily due to a decrease in vendor sales, purchase incentives and an increase in sales discounts to customers. The Company distributes a majority of its products to shareholders but over time has increased its sales to non-shareholders. In fiscal year 2009, net sales and other revenue to shareholders totaled $199.4 million or 66% of total consolidated net sales and other revenue. The Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions.
          The Company has historically provided annual rebates to its shareholders. In fiscal 2007, the rebates were approximately $3.0 million. In fiscal 2008, management determined that no rebate would be issued and that it was in the Company’s best interest to retain net income for on-going business needs, rather than shareholder rebates. In fiscal 2009, the rebates were approximately $0.7 million.
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
Current Assets
          Current assets decreased by $0.6 million to $67.6 million for fiscal year 2009 compared to $68.2 million for the previous year. This decrease was primarily due to a decrease in accounts receivable of $3.9 million which resulted from an increase in cash receipts from customers. Offsetting this decrease was an increase in inventory of $1.2 million and prepaid expenses of $2.6 million. The increase in inventory resulted from the Company’s purchase of additional products from vendors.
Current Liabilities
          Current liabilities increased by $3.6 million to $54.6 million for fiscal year 2009 compared to $51.0 million for the previous year. This increase was primarily due to an increase of $7.4 million of borrowings under the line of credit to fund operations. Offsetting this increase was a decrease in accounts payable of $3.7 million.
Results of Operations
          The following discussion is based on the historical results of operations for fiscal 2008, 2007 and 2006.
Summary Consolidated Results of Operations Table

	July 31, 2009	July 31, 2008	July 31, 2007
	(In Thousands)
Net sales and other revenue	$299,729	$339,838	$342,699
Cost of sales	266,334	295,596	301,122

Gross profit	33,395	44,242	41,577
Operating, general and administrative expenses	39,804	40,434	36,077
Operating income (loss)	(6,409)	3,808	5,500

Interest expense, net	(735)	(1,061)	(1,676)
Equity in earnings of unconsolidated affiliate	—	53	116
Loss on the sale of unconsolidated affiliate	—	(571)	—
Other income (expense)	—	1	(81)

Income (loss) before taxes	(7,144)	2,230	3,859
Income tax expense (benefit)	(2,771)	802	1,475

Net income (loss)	$(4,373)	$1,428	$2,384

Beginning retained earnings	17,935	16,507	14,123

Ending retained earnings	$13,562	$17,935	$16,507

          Net sales and other revenue were $299.7 million in 2009, $339.8 million in 2008 and $342.7 million in 2007. The decrease in net sales and other revenue in 2009 over 2008 resulted primarily from a decrease in sales to existing customers of $22.7 million, an increase in sales discounts to customers of $2.4 million, and an increase in the shareholder rebate of $0.7 million. For the purpose of calculating revenue growth rates of new and existing customers, the Company has defined a new customer as a customer that did not purchase product from the Company in the corresponding prior fiscal year, with the remaining customer base being considered an existing customer. Of this decrease, $32.5 million resulted from the termination of the logistical services agreement with SERVCO effective June 30, 2008. Partially offsetting this decrease were increases in sales to new customers of $18.2 million. No rebate was paid in fiscal 2008, compared to rebate of $0.7 million issued in fiscal 2009. The rebate, if any, is netted against sales and accounts receivable on the Company’s financial statements.
          The decrease in net sales and other revenue in 2008 over 2007 resulted primarily from a decrease in sales to existing customers of $12.8 million. Of this decrease, $4.3 million resulted from the termination of the logistical services agreement with SERVCO. Partially offsetting this decrease were increases in sales to new customers of $6.1 million and in agency commission of $0.8 million. No rebate was paid in fiscal 2008, compared to rebate of $3.0 million issued in fiscal 2007.
          Cost of sales were $266.3 million in 2009, $295.6 million in 2008 and $301.1 million in 2007. The decrease in cost of sales in 2009 over 2008 resulted primarily from a decrease in cost of goods sold of $34.2 million and a decrease in freight expense of $1.5 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $6.4 million. The cost of sales sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives. Vendor sales and purchase incentives are recorded based on the terms of the contracts or programs with each vendor. Vendor sales and purchase incentives are classified in the accompanying consolidated statements of income as a reduction to cost of sales sold at the time of the performance measures are achieved. The decrease in cost of sales in 2008 over 2007 resulted primarily from a decrease in cost of goods sold of $5.5 million and an increase in vendor sales and purchase incentives of $2.7 million. Partially offsetting this decrease was an increase in freight expense of $2.8 million.
          Gross profit was $33.4 million in 2009, $44.2 million in 2008 and $41.6 million in 2007. The decrease in gross profit in 2009 over 2008 resulted primarily from a decrease in vendor sales and purchase incentives of $6.4 million and an increase in sales discounts to customers of $2.4 million. The increase in gross profit in 2008 over 2007 resulted primarily from an increase in vendor sales and purchase incentives of $2.7 million.
          Operating, general and administrative expenses were $39.8 million in 2009, $40.4 million in 2008 and $36.1 million in 2007. The decrease in operating, general and administrative expenses in 2009 over 2008 resulted from decreases in the following: payroll, payroll taxes, and employee benefits of $0.8 million, profit sharing of $0.1 million, director’s fees and expense of $0.1 million, vet of record commission of $0.2 million, commission royalty expense of $0.1 million, employee education of $0.4 million, communication expense of $0.2 million, and operating supplies and expense of $0.1 million. Partially offsetting these decreases were increases in the following: pharmacy fees of $0.2 million, computer supplies and support expense of $0.9 million, and bad debt expense of $0.3 million. The increases in computer supplies and support expenses resulted from the Company’s investment in technology to increase value to our customers and to the Company. Although operating, general and administrative expenses decreased during 2009, these expenses, as percentage of net sales, were 10.5% in 2007 and increased to 11.9% and 13.3% in 2008 and 2009, respectively. The increase in operating, general and administrative expenses in 2008 over 2007 resulted primarily from an increase in the following: payroll, payroll taxes, and employee benefits of $1.6 million, computer supplies and support expense of $0.9 million, professional services of $0.9 million, employee reimbursed expenses of $0.3 million, depreciation expense $0.3 million, director’s fees and expenses of $0.1 million, employee education of $0.1 million, communication expense of $0.1 million, and credit card fees of $0.1 million. The increases in operating, general and administrative expenses resulted from the Company’s investment in technology to increase value to our customers and to the Company.
          Operating income (loss) was $(6.4) million in 2009, $3.8 million in 2008 and $5.5 million in 2007. The decrease in operating income in 2009 over 2008 resulted primarily from a decrease in gross profit margin of $10.8 million. Offsetting this decrease was a decrease in operating, general and administrative expenses of $0.6 million. The decrease in operating income in 2008 over 2007 resulted primarily from an increase in operating, general and administrative expenses of $4.4 million. Offsetting this decrease was an increase in gross profit margin of $2.7 million.
          The Company’s other income and interest (expense) was $(0.7) million in 2009, $(1.6) million in 2008 and $(1.6) million in 2007. The Company’s other income and interest (expense) in 2008 over 2007 remained unchanged. The decrease in interest (expense) in 2009 over 2008 resulted primarily from a decrease in interest expense of $0.3 million which was due to a lower average interest rate in the period on outstanding debt. The increase in interest income in 2009 over 2008 resulted primarily from an increase in interest income of $0.04 million, which was a result of finance charges on past due accounts receivable. The sale of the SERVCO stock on July 14, 2008 resulted in a decrease in equity earnings of unconsolidated affiliates of $0.06 million in 2008 and an increase in the (loss) on the sale of unconsolidated affiliate of $0.6 million. The decrease in interest (expense) in 2008 over 2007 resulted primarily from a decrease in interest expense of $0.6 million which was due to a lower average interest rate in the period on outstanding debt. The increase in interest income in 2008 over 2007 resulted primarily from an increase in interest income of $0.06 million, which was a result of finance charges on past due accounts receivable. The sale of the SERVCO stock on July 14, 2008 resulted in a decrease in equity earnings of unconsolidated affiliates of $0.06 million in 2008 and an increase in the (loss) on the sale of unconsolidated affiliate of $0.6 million.
Contractual Obligations and Commitments
          The Company’s contractual obligations (in thousands) at July 31, 2009 mature as follows:

	PAYMENTS DUE BY PERIOD
		Less than 1			More than 5
	Total	Year	1-2 Years	3-5 Years	Years
Loans payable to banks	$20,287	$20,287	$—	$—	$—
Operating lease commitments	1,881	1,047	657	177	—
Supplemental Executive Retirement Plan	2,427	243	486	729	969
Long-term debt obligations (including current portion)(1)	3,770	400	893	1,034	1,443

Total contractual obligations(2)	$28,365	$21,977	$2,036	$1,940	$2,412

(1)	Interest payments due on long-term debt for less than 1 year are $284 thousand, 1-2 years are $428 thousand, 3-5 years are $554 thousand, and after 5 years are $107 thousand.

(2)	See Notes 7 and 10 of the Consolidated Financial Statements for additional information.
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
          The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. See Note 14 of the Company’s 2009 Consolidated Financial Statements for additional quantitative segment information.

          The following table summarizes the Company’s operations by business segment:

	Year Ended
	July 31, 2009	July 31, 2008	July 31, 2007
		(in thousands)
NET SALES AND OTHER REVENUE
Wholesale Distribution	$294,377	$338,376	$338,535
Logistics Services	284	1,452	306
Direct Customer Services	55,566	63,532	57,085
Eliminations	(50,498)	(63,522)	(53,227)

Consolidated Total	$299,729	$339,838	$342,699

COST OF SALES
Wholesale Distribution	268,275	301,511	303,949
Logistics Services	240	1,495	258
Direct Customer Services	50,733	55,780	50,001
Eliminations	(52,914)	(63,190)	(53,086)

Consolidated Total	$266,334	$295,596	$301,122

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES
Wholesale Distribution	32,459	33,045	29,106
Logistics Services	—	—	—
Direct Customer Services	7,345	7,389	6,971
Eliminations	—	—	—

Consolidated Total	$39,804	$40,434	$36,077

BUSINESS SEGMENT ASSETS
Wholesale Distribution	$79,017	$80,392	$87,297
Logistics Services	395	351	394
Direct Customer Services	11,823	14,906	13,075
Eliminations	(11,502)	(14,455)	(12,522)

Consolidated Total	$79,733	$81,194	$88,244

Wholesale Distribution
          Net sales and other revenue for our wholesale distribution segment were $294.4 million in 2009, $338.4 million in 2008 and $338.5 million in 2007. The decrease in net sales and other revenue in 2009 over 2008 resulted primarily because of a decrease in sales to existing customers of $9.8 million, an increase in sales discounts to customers of $2.5 million, and an increase in shareholder rebate of $0.7 million. Of this decrease $32.5 million was a result of the termination of the SERVCO agreement. Partially offsetting this decrease was an increase in sales to new customers of $1.5 million. The Company’s shareholder rebate increased $0.7 million, compared to the prior fiscal year-end, which is netted against sales and accounts receivable on the Company’s financial statements. The decrease in net sales and other revenue in 2008 over 2007 resulted primarily because of a decrease in sales to existing customers of $14.8 million. Of this decrease $3.2 million was a result of the termination of the logistical services agreement with SERVCO effective June 30, 2008. Partially offsetting this decrease was an increase in sales to new customers of $0.5 million, an increase in sales in consolidated affiliates of $10.1 million, an increase in agency commission of $0.7 million, an increase in equity earnings of consolidated affiliates of $0.2 million, and an increase in miscellaneous income of $0.2 million. The Company’s shareholder rebate decreased $3.0 million, compared to the prior fiscal year-end, which is netted against sales and accounts receivable on the Company’s financial statements.
          Cost of sales were $268.3 million in 2009, $301.5 million in 2008 and $303.9 million in 2007. The decrease in cost of sales in 2009 over 2008 resulted primarily from a decrease in cost of goods sold of $36.9 million and a decrease in freight expense of $2.0 million. Partially offsetting this decrease was a decrease in vendor sales and purchase incentives of $5.7 million. The cost of sales includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives. The decrease in cost of sales in 2008 over 2007 resulted primarily from a decrease in cost of goods sold of $3.4 million and an increase in vendor sales and purchase incentives of $2.3 million. Partially offsetting this decrease was an increase in freight expense of $3.3 million. The cost of sales includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.

          Gross profit for our wholesale distribution segment was $26.1 million in 2009, $36.9 million in 2008 and $34.6 million in 2007. The decrease in gross profit in 2009 over 2008 resulted primarily from a decrease in vendor sales and purchase incentives of $5.7 million, Vets First Choice expenses of $2.6 million and an increase in sales discounts to customers of $2.5 million. The increase in gross profit in 2008 over 2007 resulted primarily from an increase in vendor sales and purchase incentives of $2.3 million.
          Operating, general and administrative expenses for our wholesale distribution segment were $32.4 million in 2009, $33.0 million in 2008 and $29.1 million in 2007. The decrease in operating, general and administrative expense in 2009 over 2008 resulted primarily from decreases in the following: payroll, payroll taxes, and employee benefits of $0.6 million, profit sharing of $0.1 million, director’s fees and expense of $0.1 million, convention and meetings of $0.1 million, employee education of $0.4 million, communication expense of $0.2 million, operating supplies and expense of $0.1 million, and postage of $0.5 million. Partially offsetting these decreases are increases in the following: pharmacy fees of $0.2 million and computer supplies and support expense of $0.9 million. The increase in computer support and expense resulted from the Company’s investment in technology in order to increase value to our customers and to the Company. The increase in operating, general and administrative expense in 2008 over 2007 resulted primarily from an increases in the following: payroll, payroll taxes, and employee benefits of $0.9 million, professional services of $0.9 million, computer support and supplies expense of $0.9 million, depreciation expense of $0.2 million, director’s fees and expense of $0.1 million, employee education of $0.1 million, employee reimbursed expenses of $0.1 million, communication expense of $0.1 million, credit card fees of $0.1 million as well as a decrease in billable marketing income of $0.6 million. The increases in operating, general and administrative expenses resulted from the Company’s investment in technology in order to increase value to our customers and to the Company.
          Operating income (loss) for our wholesale distribution segment was $(6.3) million in 2009, $3.8 million in 2008 and $5.5 million in 2007. The decrease in operating income from 2009 over 2008 resulted primarily from a decrease in gross profit margin of $10.8 million. Offsetting this decrease was a decrease in operating, general and administrative expenses of $0.6 million. The decrease in operating income from 2008 over 2007 resulted primarily from an increase in operating, general and administrative expenses of $4.0 million. Offsetting this decrease was an increase in gross profit margin of $2.3 million.
          Assets decreased by $0.7 million to $79.7 million for fiscal year 2009 compared to $80.4 million for the previous year. This decrease was primarily due to a decrease in accounts receivable of $2.1 million of which was a result of an increase in cash receipts from customers, a decrease in income of consolidated affiliates of $2.3 million, a decrease in net property and equipment of $1.4 million, and a decrease in intercompany accounts of $0.6 million. Partially offsetting this decrease was an increase in inventory of $2.5 million and an increase in prepaid expenses of $2.5 million.
Logistics Services
          Net sales and other revenue for our logistic services segment were $0.3 million in 2009, $1.4 million in 2008 and $306 thousand in 2007. The decrease in net sales and other revenue in 2009 over 2008 resulted primarily due to a decrease in sales to other animal health wholesalers for additional companion animal products purchased. The increase in net sales and other revenue in 2008 over 2007 resulted primarily due to an increase in sales to other animal health wholesalers for additional companion animal products purchased.
          Cost of sales for our logistics services segment were $0.2 million in 2009, $1.5 million in 2008 and $258 thousand in 2007. The decrease in cost of sales in 2009 over 2008 resulted primarily from a decrease in cost of goods sold of $1.3 million. The increase in cost of sales in 2008 over 2007 resulted primarily from an increase in cost of goods sold of $1.2 million.
          The gross profit (loss) for our logistic services segment was $44 thousand in 2009, $(43) thousand in 2008 and $48 thousand in 2007. The increase in gross profit in 2009 over 2008 resulted primarily due to the increase in gross profit margin. Operating, general and administrative expenses for our logistic services segment are nominal. The decrease in gross profit (loss) in 2008 over 2007 resulted primarily due to the decrease in gross profit margin. During the period, the Company sold a group of products below cost to reduce excess inventory levels of those items. Operating, general and administrative expenses for our logistic services segment are nominal.
          Operating income (loss) for our logistic services segment was $44 thousand in 2009, $(43) thousand in 2008 and $48 thousand in 2007. The increase in operating income in 2009 over 2008 resulted primarily from an increase in gross profit margin of $87 thousand. The decrease in operating income (loss) in 2008 over 2007 resulted primarily from a decrease in gross profit margin of $91 thousand.

          Assets increased by $44 thousand to $395 thousand for fiscal year 2009 compared to $351 thousand for the previous year. This increase was primarily due to an increase in accounts receivable.
Direct Customer Services
          Net sales and other revenue for our direct customer services segment were $55.6 million in 2009, $63.5 million in 2008 and $57.1 million in 2007. The decrease in net sales and other revenue in 2009 over 2008 resulted primarily from a decrease in sales to existing customers of $24.7 million. Partially offsetting this decrease was an increase in sales to new customers of $16.8 million. The increase in net sales and other revenue in 2008 over 2007 resulted primarily from an increase in sales to new customers of $4.5 million and an increase in sales to existing customers of $1.9 million.
          Cost of sales were $50.7 million in 2009, $55.8 million in 2008 and $50.0 million in 2007. The decrease in cost of sales in 2009 over 2008 resulted primarily from a decrease in cost of goods sold of $6.3 million. Partially offsetting this decrease was an increase in freight expense of $0.5 million and a decrease in vendor purchases and sales incentives earned by the Company of $0.7 million. The cost of sales includes the Company’s inventory product cost and freight less vendor purchases and sales incentives. The increase in cost of sales in 2008 over 2007 resulted primarily from an increase in cost of goods sold of $6.8 million. Partially offsetting this increase was a decrease in freight expense of $0.5 million, and an increase in vendor purchases and sales incentives earned by the Company of $0.5 million. The cost of sales includes the Company’s inventory product cost and freight less vendor purchases and sales incentives.
          Gross profit for our direct customer services segment was $4.8 million in 2009, $7.8 million in 2008 and $7.1 million in 2007. The decrease in gross profit in 2009 over 2008 resulted primarily from a decrease in vendor sales and purchase incentives of $0.7 million and an increase in freight expense of $0.5 million. The increase in gross profit in 2008 over 2007 resulted primarily from an increase in vendor sales and purchase incentives of $0.5 million and a decrease in freight expense of $0.5 million. Partially offsetting this increase was an increase in sales incentive discounts of $0.5 million.
          Operating, general and administrative expenses for our direct customer services segment were $7.3 million in 2009, $7.4 million in 2008 and $7.0 million in 2007. The decrease in operating, general and administrative expenses in 2009 over 2008 resulted primarily from a decrease in payroll, payroll taxes and employee benefits of $0.2 million, a decrease in vet of record commission of $0.2 million, and a decrease in royalty commission of $0.1 million. Partially offsetting these decreases is an increase in bad debt expense of $0.4 million. The increase in operating, general and administrative expenses in 2008 over 2007 resulted primarily from an increase in mileage reimbursement expense of $0.1 million and a decrease in billable marketing income of $0.3 million.
          Operating income (loss) for our direct customer services segment was $(2.5) million in 2009, $0.4 million in 2008 and $0.1 million in 2007. The decrease in operating income (loss) in 2009 over 2008 resulted primarily from a decrease in gross profit margin of $3.0 million. Offsetting this decrease was a decrease in operating, general and administrative expenses of $0.1 million. The increase in operating income in 2008 over 2007 resulted primarily from an increase in gross profit margin of $0.7 million. Offsetting this increase was an increase in operating, general and administrative expenses of $0.4 million.
          Assets decreased by $3.1 million to $11.8 million for fiscal year 2009 compared to $14.9 million for the previous year. This decrease was primarily due to a decrease in accounts receivable of $1.7 million, a decrease in inventory of $1.3 million, and a decrease in property plant and equipment of $0.1 million.
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

Liquidity and Capital Resources
          The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At July 31, 2009, there were no additional material commitments for capital expenditures other than as noted below.
          The Company also expended significant funds in the lease and purchase of its facilities. The Company leases a total of 87,500 square feet from Kinsley Equities II Limited Partnership for warehouse space in York, Pennsylvania. The payment for this lease is $0.03 million per month. For additional information, see the section “Properties”.
          In November 2006, the Company and its subsidiaries executed a Loan Agreement and related loan documents (collectively “Loan Documents”) with First National Bank of Omaha (FNB). The obligations of the Company and its subsidiaries under the Loan Documents are joint and several. At July 31, 2009, pursuant to the terms of the Loan Documents, FNB could loan to the Company and its subsidiaries up to $44.7 million, which includes a $40 million revolving loan facility and a $4.7 million term loan facility. On August 21, 2009, the principal amount of the revolving credit facility was decreased from $40 million to $37.5 million. The Company shall pay FNB a non-usage fee at the rate of .10% per annum of the unused portion of the $37.5 million revolving loan. The non-usage fee shall be payable in arrears on each January 1, April 1, July 1, and October 1 and on the termination date.
          The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Installments of principal and interest in the amount of $0.05 million are due on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of July 31, 2009, the Company had $3.7 million outstanding on the Term Note.
          FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $37.5 million, which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset monthly equal to the LIBOR as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. The Loan Agreement imposes certain financial covenants, and the Company shall not, without consent of FNB, permit its minimum tangible net worth to be less than $17 million or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include, among other things, the Company’s failure to (i) pay amounts when due and to (ii) perform any material condition or comply with any material promise or covenant of the Loan Documents. The Revolving Note and Term Note are secured by substantially all of the assets of the Company and its subsidiaries, including the Company’s headquarters in Omaha. We also are restricted from paying dividends by these credit facilities. For the fiscal year ended July 31, 2009 the Company was in violation of certain of these covenants for which a waiver of non-compliance was received from the lender.
          On November 19, 2008, the Company and FNB amended the Loan Agreement to allow the Company to enter into interest rate swap transactions from time-to-time. Pursuant to that amendment, interest shall be paid on the revolving note at a variable rate, reset monthly, equal to LIBOR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 or 1.00 (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10.0 million for the period ending July 31, 2009. Upon the event of default, the Revolving Note shall bear interest at the LIBOR as determined by FNB plus 7.50% per annum. As of July 31, 2009, the variable interest rate at which the Revolving Note accrued interest was 1.81%, and the Company had approximately $20.3 million outstanding thereunder.
          On December 27, 2006, the Company and Jelecos entered into a statement of work agreement for consulting services. Jelecos provides the Company with strategic technology consulting services including, but not limited to, project analysis, staffing analysis, product and process evaluation, capacity analysis and overall infrastructure analysis as related to current and future business objectives. The estimated monthly recurring fee is approximately $0.1 million.

          On March 21, 2008, the Company and Revenue Analytics entered into a statement of work agreement for consulting services through July 31, 2008. The Company partnered with Revenue Analytics to develop targeted pricing strategies, processes and monitoring capabilities at the customer segment level. On May 27, 2009, the Company and Revenue Analytics entered into a third statement of work agreement for consulting services through May 31, 2010. The fees paid through July 31, 2009 were $719,520 for 12 months.
          Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.
          Operating Activities. For the fiscal year ending July 31, 2009, net cash used in operating activities of $6.5 million was primarily as a result of $1.1 million net increase in inventory, a $2.2 million net increase in other current assets, and a $3.6 million net decrease in accounts payable. For the fiscal year ending July 31, 2008, net cash provided by operating activities of $1.2 million was primarily as a result of $0.2 million net decrease in receivables. For the fiscal year ending July 31, 2007, net cash consumed by operating activities of $4.8 million was primarily attributable to an increase in accounts receivable of $7.1 million and an increase in inventory of $7.4 million. These were partially offset by an increase of $3.3 million in accounts payable and an increase in other current liabilities of $1.5 million.
          Investing Activities. Net cash consumed by investing activities of $0.9 million in fiscal year ending July 31, 2009 was primarily attributable to an increase in investments in equipment, including the purchase of office, warehouse and computer equipment of $0.5 million and a $0.4 million net increase in cash value of life insurance. Net cash consumed by investing activities of $0.8 million in fiscal year ending July 31, 2008 was primarily attributable to an increase in investments in equipment, including the purchase of office, warehouse and computer equipment of $1.7 million. This was partially offset by the proceeds from the sale of unconsolidated affiliate for $1.4 million. Net cash consumed by investing activities of $2.0 million in fiscal year ending July 31, 2007 was primarily attributable to investments in equipment, including the purchase of office, warehouse and computer equipment.
          Financing Activities. In the fiscal year ending July 31, 2009, net cash provided by financing activities of $6.8 million was primarily attributable to $7.4 million in net loan proceeds. This was partially offset by the payments of long-term debt and capital lease obligation of $0.4 million. In the fiscal year ending July 31, 2008, net cash provided by financing activities of $0.5 million was primarily attributable to $0.9 million in net loan proceeds. This was partially offset by the payments of long-term debt and capital lease obligation of $0.4 million. In the fiscal year ending July 31, 2007, net cash provided by financing activities of $5.3 million was primarily attributable to $5.3 million in net loan proceeds.
Inflation
          Most of our operating expenses are inflation-sensitive with inflation generally producing increased costs of operations. During the past three years, the most significant effects of inflation have been on employee wages and costs of products.
Off-Balance Sheet Arrangements
          At July 31, 2009, the Company did not have any off-balance sheet arrangements.
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
Major Customers, Major Suppliers and Credit Concentrations
          Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 52.2% of all purchases for the year ended July 31, 2009. Two vendors comprised 48.3% of all purchases for the year ended July 31, 2008.
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
Other Intangible Assets
          Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense for the years ended July 31, 2009, 2008, and 2007 is included in interest expense on the Consolidated Statements of Income and Comprehensive Income.
Pension Accounting
          On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and in accordance therewith reflected the underfunded status of the plan in its balance sheet at such date. Prospectively, the Company adjusted the liability to reflect the current funded status of the plan. Any gains or losses that arose during the period but are not recognized as components of net periodic benefit cost was recognized as a component of other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $516 of unrecognized actuarial losses which arose during the period ending July 31,

2009 and a corresponding increase in the defined benefit pension plan liability at July 31, 2009. Such unrecognized losses, net of deferred taxes of $207 were debited to other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $642 of unrecognized actuarial losses which arose during the period ending July 31, 2008 and a corresponding increase in the defined benefit pension plan liability at July 31, 2008. Such unrecognized losses, net of deferred taxes of $257 were debited to other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $646 of unrecognized actuarial losses which arose during the period ended July 31, 2007 and a corresponding increase in the defined benefit pension plan liability at July 31, 2007. Such unrecognized losses, net of deferred taxes of $258 were debited to other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the period ended July 31, 2007.
          For the year ended July 31, 2009 and 2008, benefits accrued and expensed were $324 and $344, respectively. The vested benefit obligation and accumulated benefit obligation were $2,836 and $2,955, respectively, at July 31, 2009 and $2,474 and $2,729, respectively, at July 31, 2008. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,709 and $2,238 at July 31, 2009 and 2008, respectively. For further discussion, see Note 9 to the Consolidated Financial Statements.
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
          In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in SFAS No. 133. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement does not require comparative disclosures for earlier periods at initial adoption. The adoption of this statement as of February 1, 2009 did not have a material effect on the Company’s financial position, cash flows or results of operations.
          In May 2009, FASB issued SFAS No. 165, Subsequent Events. This statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement should be applied to the accounting for and disclosure of subsequent events. This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions. This statement would apply to both interim financial statements and annual financial statements. The adoption of this statement as of June 15, 2009 did not have a material effect on the Company’s financial position, cash flows or results of operations.
          In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards. The adoption of this statement as of September 15, 2009 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.
          As disclosed under “Liquidity and Capital Resources”, the Company and its subsidiaries have a $40 million revolving loan facility and a $4.7 million term loan facility with FNB. The interest rate of the Term Note is fixed at 7.35% per annum except in the event of default. As of July 31, 2009, the Company had $3.4 million outstanding on the Term Note. The interest rate of the Revolving Note fluctuates and is paid at a variable rate, reset monthly, equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00, except in the event of default. As of July 31, 2009, the variable interest rate at which the Revolving Note accrued interest was 1.81% and the Company had approximately $20.3 million outstanding thereunder.
          As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt. The agreement provides for the Company to receive interest from the counterparty at LIBOR and to pay interest to the counterparty at fixed rate of 3.09% on notional amounts of $10 million at July 31, 2009. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10 million for the period ending July 31, 2009. Under the agreement, the Company pays or receives the net interest monthly, with the monthly settlements included in interest expense.
          The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in the market interest rates. If interest rates on variable debt rose .20 percentage points (a 10% change from the interest rate as of July 31, 2009), assuming no change in the Company’s outstanding balance under the line of credit (approximately $20.3 million as of July 31, 2009), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $36 thousand.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
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
     A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement or annual or interim financial statements would not be prevented or detected on a timely basis.
     Management assessed the effectiveness of our internal control over financial reporting as of July 31, 2009. This assessment is based on the criteria for effective internal control described in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, management concluded that our internal control over financial reporting was not effective as of July 31, 2009. The Company identified a material weakness relating to controls over physical inventory after the Company failed to locate a pallet of inventory valued at approximately $232,000.
     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s Report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only Management’s Report in this annual report.
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this annual report. Based on that evaluation and the material weakness described above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, identified a material weakness relating to the controls over physical inventory, and, accordingly, does not believe that its disclosure controls and procedures were effective at July 31, 2009.

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
Changes in Internal Controls
     Except for the material weakness described above, during the quarter ended July 31, 2009, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting.
     Subsequent to July 31, 2009, the Company took the following actions to remediate the material weakness relating to the controls over physical inventory:
1. Enhanced physical inventory count procedures to ensure more accurate counts and that controls are operating effectively;
2. Implemented an additional cycle account for high dollar products, including daily counts of products in the event of inventory discrepancies; and
3. Educated management and employees on multi-product packaging.
     Management continues to engage in substantial efforts to remediate the material weakness noted above. These remedial actions are intended to address the identified material weakness and enhance the Company’s overall internal control over financial reporting. The Company anticipates full remediation of the material weakness relating to the controls over physical inventory prior to the end of the second fiscal quarter.
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
          The Registrant is not aware of any information required to be disclosed in a report on Form 8-K during the fourth quarter ended July 31, 2009.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          Incorporated by reference in this Annual Report is the information required by this Item 10 contained in the sections entitled “Proposal 1: Election of Directors,” “Information About Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2009.

ITEM 11.	EXECUTIVE COMPENSATION
          Incorporated by reference in this Annual Report is the information required by this Item 11 contained in the section entitled “Management – Executive Compensation” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
          Incorporated by reference in this Annual Report is the information required by this Item 12 contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          Incorporated by reference in this Annual Report is the information required by this Item 13 contained in the section entitled the “Certain Relationships and Related Transactions” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
          Incorporated by reference in this Annual Report is the information required by this Item 14 contained in the section entitled the “Relationship with Independent Public Accountants – Principal Accounting Fees and Services” of the Company’s definitive proxy statement, to be filed pursuant to Regulation 14A with the SEC within 120 days after July 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          (a) The following documents are filed as part of this report:
1)	Consolidated Financial Statements: See Index to Consolidated Financial Statements at item 8 on page 29 of this report.

2)	Financial Statement Schedule: Schedule II – Consolidated Valuation and Qualifying Accounts.

3)	Exhibits are incorporated herein by reference or are filed with this report as set forth in the Index to Exhibits on pages II-1 through II-2 hereof.
PROFESSIONAL VETERINARY PRODUCTS, LTD.
SCHEDULE II-CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS
(Amounts in thousands)

	Balance at	Charged to		Balance at
	beginning of	costs and		end of
	period	expenses	Deductions	period
Allowance for doubtful accounts (in thousands)
Year ended July 31, 2009	$501	$521	$717	$305
Year ended July 31, 2008	515	190	204	501
Year ended July 31, 2007	569	(13)	41	515
Year ended July 31, 2006	970	76	477	569
Year ended July 31, 2005	821	656	507	970
Allowance for obsolete inventory (in thousands)
Year ended July 31, 2009	$182	$291	$346	$127
Year ended July 31, 2008	127	55	—	182
Year ended July 31, 2007	63	64	—	127
Year ended July 31, 2006	152	—	89	63
Year ended July 31, 2005	129	23	—	152

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Audit Committee, Board of Directors and Stockholders
Professional Veterinary Products, Ltd.
Omaha, Nebraska
          We have audited the accompanying consolidated balance sheets of Professional Veterinary Products, Ltd. (“the Company”) as of July 31, 2009 and 2008, and the related consolidated statements of income (loss) and comprehensive income (loss), stockholders’ equity and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
          We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Professional Veterinary Products, Ltd. as of July 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
          As discussed in Note 12, in 2009 the Company changed its method of accounting for fair value measurements in accordance with statement of Financial Accounting Standards No. 157.
BKD LLP
Omaha, Nebraska
October 29, 2009

Report of Independent Registered Public Accounting Firm
To the Audit Committee
Professional Veterinary Products, Ltd.
Omaha, Nebraska
          We have audited the accompanying consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows of Professional Veterinary Products, Ltd. and subsidiaries (the Company) for the year ended July 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Professional Veterinary Products, Ltd. and subsidiaries for the year ended July 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
Quick & McFarlin, P.C.
Omaha, Nebraska
October 17, 2007

PROFESSIONAL VETERINARY PRODUCTS, LTD.
CONSOLIDATED BALANCE SHEETS
July 31, 2009 and 2008
(in thousands, except share data)

	July 31,	July 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash	$1,408	$1,985
Accounts receivable, net of allowance:
2009 - $305, 2008 - $501	24,227	27,782
Accounts receivable, related parties	348	663
Inventory	37,107	35,906
Deferred tax asset	952	599
Other current assets	3,518	1,271

Total current assets	67,560	68,206

NET PROPERTY AND EQUIPMENT	8,718	10,200

OTHER ASSETS
Intangible assets, less accumulated amortization, $10 and $7, respectively	30	33
Investment in unconsolidated affiliates	144	144
Cash value of life insurance	2,826	2,351
Deferred tax asset	446	257
Other assets	9	3

Total other assets	3,455	2,788

TOTAL ASSETS	$79,733	$81,194

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$20,287	$12,860
Current portion of long-term debt	400	371
Current portion of accrued retirement benefits	243	115
Accounts payable	29,043	32,801
Accounts payable, related parties	845	738
Interest rate swap	111	—
Other current liabilities	3,656	4,093

Total current liabilities	54,585	50,978

LONG-TERM LIABILITIES
Long-term debt	3,370	3,767
Accrued retirement benefits	2,811	2,853

Total long-term liabilities	6,181	6,620

TOTAL LIABILITIES	60,766	57,598

STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding 2009 - 1,948 shares, 2008 - 2,037 shares	2	2
Additional paid-in capital	5,779	6,044
Retained earnings	13,562	17,935
Accumulated other comprehensive loss	(376)	(385)

Total stockholders’ equity	18,967	23,596

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,733	$81,194

See Notes to Consolidated Financial Statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
Years Ended July 31, 2009, 2008 and 2007
(in thousands)

	July 31,	July 31,	July 31,
	2009	2008	2007
NET SALES AND OTHER REVENUE	$299,729	$339,838	$342,699

COST OF SALES	266,334	295,596	301,122

Gross profit	33,395	44,242	41,577

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	39,804	40,434	36,077

OPERATING INCOME (LOSS)	(6,409)	3,808	5,500

OTHER INCOME (EXPENSE)
Interest income	360	318	260
Interest expense	(1,095)	(1,379)	(1,936)
Equity in earnings of unconsolidated affiliate	—	53	116
Loss on the sale of unconsolidated affiliate	—	(571)	—
Other	—	(1)	(81)

Other expense — net	(735)	(1,578)	(1,641)

INCOME (LOSS) BEFORE INCOME TAXES	(7,144)	2,230	3,859

PROVISION FOR INCOME TAXES	(2,771)	802	1,475

NET INCOME (LOSS)	(4,373)	1,428	2,384

EARNINGS (LOSS) PER COMMON SHARE	$(2,201.91)	$697.92	$1,169.27

Weighted average common shares outstanding	1,986	2,046	2,039

OTHER COMPREHENSIVE INCOME (LOSS)
Net income (loss)	$(4,373)	$1,428	$2,384
Other comprehensive income (loss):
Adjustment for net periodic pension cost, net of taxes	76	3	(388)
Adjustment for mark- to-market value of swap, net of taxes	(67)	—	—

COMPREHENSIVE INCOME (LOSS)	$(4,364)	$1,431	$1,996

SUPPLEMENTAL INFORMATION

Net sales and other revenue — related parties	$4,360	$37,209	$43,583

Purchases — related parties	$12,068	$13,752	$13,728
See Notes to Consolidated Financial Statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Years Ended July 31, 2009, 2008 and 2007
(in thousands)

				Accumulated
	Common		Additional	Other
	Shares	Common	Paid-in	Comprehensive	Retained
	Issued	Stock	Capital	Loss	Earnings	Total
BALANCE AT AUGUST 1, 2006	2,042	$2	$6,039	$0	$14,123	$20,164
Issuance of stock	56	—	168	—	—	168
Redemption of stock	(30)	—	(90)	—	—	(90)
Net change in accounts receivable, stock	—	—	(5)	—	—	(5)
Adjustment to initially apply FASB Statement No. 158	—	—	—	(388)	—	(388)
Net income	—	—	—	—	2,384	2,384

BALANCE AT JULY 31, 2007	2,068	2	6,112	(388)	16,507	22,233
Issuance of stock	7	—	21	—	—	21
Redemption of stock	(38)	—	(114)	—	—	(114)
Net change in accounts receivable, stock	—	—	25	—	—	25
Change in unrecognized pension cost	—	—	—	3	—	3
Net income	—	—	—	—	1,428	1,428

BALANCE AT JULY 31, 2008	2,037	2	6,044	(385)	17,935	23,596
Issuance of stock	—	—	—	—	—	—
Redemption of stock	(89)	—	(265)	—	—	(265)
Net change in accounts receivable, stock	—	—	—	—	—	—
Change in unrecognized pension cost	—	—	—	76	—	76
Change in mark-to-market interest rate swap	—	—	—	(67)		(67)
Net income (loss)	—	—	—	—	(4,373)	(4,373)

BALANCE AT JULY 31, 2009	1,948	2	5,779	(376)	13,562	18,967

See Notes to Consolidated Financial Statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended July 31, 2009, 2008 and 2007
(in thousands)

	July 31,	July 31,	July 31,
	2009	2008	2007
OPERATING ACTIVITIES
Net income (loss)	$(4,373)	$1,428	$2,384

Items not requiring (providing) cash
Depreciation and amortization	1,829	1,702	1,427
(Gain) loss on sale of property	51	(1)	81
Retirement benefits	212	342	602
Deferred income tax	(548)	(181)	(573)
Allowance for doubtful accounts	(196)	(14)	(55)
Allowance for obsolete inventory	(55)	55	64
Equity in income from affiliate	—	(53)	(116)
Loss on the sale of unconsolidated affiliate	—	571	—
Changes in:
Receivables	4,066	200	(7,053)
Inventory	(1,146)	7,122	(7,387)
Other current assets	(2,247)	(716)	1,066
Other assets	(6)	(1)	(37)
Accounts payable	(3,651)	(8,567)	3,310
Other current liabilities	(437)	(703)	1,537

Total adjustments	(2128)	(244)	(7,134)

Net cash provided by (used in) operating activities	(6,501)	1,184	(4,750)

INVESTING ACTIVITIES
Purchase of property and equipment	(505)	(1,726)	(1,550)
Proceeds from sale of assets	110	1	2
Proceeds from the sale of unconsolidated affiliate	—	1,400	—
Purchase of investments	—	(9)	(30)
Cash value of life insurance	(475)	(466)	(418)
Sale of investments	—	40	—

Net cash used in investing activities	(870)	(760)	(1,996)

FINANCING ACTIVITIES
Net borrowings under line-of-credit agreement	7,427	914	5,843
Proceeds from long-term debt	—	—	4,666
Payments of long-term debt and capital lease obligation	(368)	(396)	(5,246)
Proceeds from issuance of common stock	—	46	163
Payments from redemption of common stock	(265)	(114)	(90)

Net cash provided by financing activities	6,794	450	5,336

Increase (Decrease) in Cash	(577)	874	(1,410)
Cash at beginning of year	1,985	1,111	2,521

Cash at end of year	$1,408	$1,985	$1,111

Supplemental cash flows information:
Non-cash periodic pension cost, net of taxes	$76	$—	$—

Non-cash unrealized loss on interest rate swap, net of taxes	$(67)	$—	$—

Interest paid	$1,112	$1,451	$1,880

Income taxes paid (refunded)	$(168)	$1,967	$935

See Notes to Consolidated Financial Statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
          Nature of Operations — Professional Veterinary Products, Ltd. (the Company), a Nebraska corporation, is a wholesale distributor of animal health related pharmaceuticals and other veterinary related items. Founded in 1982 and headquartered in Omaha, Nebraska, the Company provides products and other services primarily to its shareholders. Shareholders are limited to the ownership of one share of stock and must be a licensed veterinarian or business entity comprised of licensed veterinarians.
          Principles of Consolidation — The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries Exact Logistics, LLC (“Exact Logistics”) and ProConn, LLC (“ProConn”). All significant intercompany accounts and transactions have been eliminated in consolidation. Investments in companies in which the Company exercises significant influence, but not control, are accounted for using the equity method of accounting. Investments in companies in which the Company has less than a 20% ownership interest, and does not exercise significant influence, are accounted for at cost.
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
          Revenue Recognition — The Company derives its revenue primarily from the sale of products and agency agreements. Revenues are recognized as product is received by the customer and related services are performed in accordance with all applicable revenue recognition criteria. For these transactions, the Company applies the provisions of SEC Staff Accounting Bulletin No. 104, “Revenue Recognition.” Agency sales are transactions presented on a net basis. The Company recognizes revenue when there is pervasive evidence of an arrangement, title and risk of loss have passed, delivery has occurred or the contractual obligations are met, the sales price is fixed or determinable and collection of the related receivable is reasonably assured.
          Cash — The Company’s cash funds are located in financial institutions in the United States. Effective October 3, 2008 the FDIC’s insurance limits increased to $250,000. The increase in federally insured limits is currently set to expire December 31, 2013. Deposits in these bank accounts may, at times, exceed the $250,000 federally insured limit. At July 31, 2009, the Company’s cash accounts exceeded federally insured limits by approximately $1.2 million.
          Accounts Receivable — Accounts receivable arise in the normal course of business and are reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, credit worthiness and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.
          Accounts that are unpaid after the due date bear interest at 1% per month. Accounts past due more than 120 days are considered delinquent. Interest continues to accrue on delinquent accounts until the account is past due more than one year, at which time interest accrual ceases and does not resume until the account is no longer classified as delinquent. Delinquent receivables are written off based on individual credit evaluation and specific circumstances of the customer.
          Inventory — Inventories consist substantially of finished goods held for resale and are stated at the lower of cost or market, not in excess of net realizable value. Cost is determined primarily by the weighted average cost method. The reserve for inventory obsolescence was $127 and $182 for 2009 and 2008, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
          Property and Equipment — Property and equipment are stated at cost. Depreciation has been calculated using primarily the straight-line method over the estimated useful lives of the respective classes of assets as follows:

Buildings	40 years
Furniture, fixtures and equipment	7 years
Computer equipment	5 years
Software	3-5 years
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
          Other Intangible Assets — Other identifiable intangible assets consist of the Company trademark and loan origination fees. Trademarks have an indefinite life and therefore are not amortized. The original trademark subject to amortization was $5. Accumulated amortization was $1 for 2009 and 2008. Loan origination fees constitute the Company’s identifiable intangible asset subject to amortization. The original loan origination fee subject to amortization was $36. Accumulated amortization was $10 and $6 for July 31, 2009 and 2008, respectively. Amortization of the loan origination fees is computed on a straight-line basis over the term of the related note. Amortization expense of $4, $4, and $8 for the years ended July 31, 2009, 2008, and 2007, respectively, is included in interest expense on the Consolidated Statements of Income and Comprehensive Income. The estimated aggregate amortization expense for the seven succeeding fiscal years is $26.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
          Income Taxes — Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiaries.
          Direct Shipping and Handling Costs — Freight and other direct shipping costs are included in “Cost of sales” on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss). Direct handling costs are reflected in “Operating, general and administrative expenses.” Such costs represent direct compensation costs of employees who store, move and prepare products for shipment to the Company’s customers. Direct handling costs were $4,166, $4,519, and $4,681 for 2009, 2008, and 2007 respectively.
          Subsequent Events — Subsequent events have been evaluated through October 29, 2009 which is the date the financial statements were issued.
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
          Major Customer, Major Suppliers and Credit Concentrations — Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 52.2% of all purchases for the year ended July 31, 2009. Two vendors comprised 48.3% and 48.2% of all purchases for the years ended July 31, 2008 and 2007, respectively.
          Common Stock — On May 26, 2006, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws. Prior to the amendment, Article II (Stock); Section 5 (Share Redemption) of the Bylaws allowed each shareholder the right to have his, her or its share of common stock redeemed by the Company for the price paid by the shareholder for such share. The amendment granted the Company discretion to repurchase or not to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but no longer has any obligation to, repurchase such shares. Based on this amendment, management concluded that the Company no longer is required to classify its stock as redeemable and mandatorily redeemable.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
          Earnings (Loss) Per Share — Earnings (Loss) per share have been computed based on the weighted-average common shares outstanding during each year. There are no securities that are convertible to common stock that would cause further dilution.
          Taxes Collected from Customers and Remitted to Governmental Authorities — Taxes collected from customers and remitted to governmental authorities are presented in the accompanying consolidated statements of income (loss) and comprehensive income (loss) on a net basis. The amount of taxes presented on a net basis in the accompanying financial statements was $3.9 million and $3.2 million for the years ended July 31, 2009 and 2008, respectively.
          Recent Accounting Pronouncements — The Company adopted FASB SFAS No. 157, Fair Value Measurements, as of August 1, 2008. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement emphasizes that fair value is a market-based measurement, not an entity specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, this statement establishes a fair value hierarchy that distinguishes between the market participant assumptions developed based on market data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances. This statement was effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s financial position, cash flows or results of operations.
          In March 2008, FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. This statement is intended to enhance the current disclosure framework in SFAS No. 133. The statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. This statement does not require comparative disclosures for earlier periods at initial adoption. The adoption of this statement as of February 1, 2009 did not have a material effect on the Company’s financial position, cash flows or results of operations.
          In May 2009, FASB issued SFAS No. 165, Subsequent Events. This statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This statement should be applied to the accounting for and disclosure of subsequent events. This statement does not apply to subsequent events or transactions that are within the scope of other applicable generally accepted accounting principles (GAAP) that provide different guidance on the accounting treatment for subsequent events or transactions. This statement applies to both interim financial statements and annual financial statements. The adoption of this statement as of June 15, 2009 did not have a material effect on the Company’s financial position, cash flows or results of operations.
          In June 2009, FASB issued SFAS No. 168, The FASB Accounting Standards Codification ™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. This statement will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification will supersede all then-existing non-SEC accounting and reporting standards. The adoption of this statement as of September 15, 2009 is not expected to have a material effect on the Company’s financial position, cash flows or results of operations.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 1 — NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued):
          Reclassifications — Certain prior year amounts have been reclassified to conform to the July 31, 2009 presentation. Such reclassifications had no impact on results of operations or stockholders’ equity.
NOTE 2 — REBATES:
          At each fiscal year end, the Company nets rebates due to stockholders against accounts receivable. Rebates are paid in the form of credits against future purchases, never in cash. The Company offset accounts receivable as follows:

	2009	2008
Accounts receivable, net of allowance	$25,225	$28,445
Less — rebates	650	—

Accounts receivable, net	$24,575	$28,445

          Net sales and other revenue reported on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) were reduced by rebates as follows:

	2009	2008	2007
Gross sales and other revenues	$300,379	$339,838	$345,699
Less — rebates	650	—	3,000

Net sales and other revenue	$299,729	$339,838	$342,699

NOTE 3 — PROPERTY AND EQUIPMENT:
          Major classes of property and equipment consist of the following:

	2009	2008
Land	$1,762	$1,762
Buildings	5,217	5,217
Leasehold improvements	606	636
Equipment	11,140	10,982

	18,725	18,597
Less — accumulated depreciation	10,196	8,698

	8,529	9,899
Construction in progress	189	301

Net property, plant, and equipment	$8,718	$10,200

NOTE 4 — INVESTMENT IN UNCONSOLIDATED AFFILIATES:
          The Company holds a 5% interest in Agri-Laboratories, Ltd., which is carried at cost.
          The amounts presented on the balance sheet consisted of:

	2009	2008
Investment in Agri-Laboratories, Ltd. (cost method)	144	144

	$144	$144

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 5 — COMMON STOCK:
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
NOTE 6 — INCOME TAXES:
          The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states jurisdictions. With a few exceptions, the Company is no longer subject to U.S. federal, state and local U.S. income tax examination by tax authorities for years before 2006.
          Significant components of income tax expense are as follows:

	2009	2008	2007
Current
Federal	$(2,268)	$850	$1,561
State	45	133	229

	(2,223)	983	1,790

Deferred
Federal	(157)	(154)	(268)
State	(391)	(27)	(47)

	(548)	(181)	(315)

Total	$(2,771)	$802	$1,475

          A reconciliation of income tax expense computed using the U.S. federal statutory income tax rate of 34% of income before income taxes to the actual provision for income taxes is as follows:

	2009	2008	2007
Expected tax at U.S. statutory rate	$(2,429)	$758	$1,340
State taxes, net of federal effect	(363)	65	96
Other, net	21	(21)	39

	$(2,771)	$802	$1,475

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 6 — INCOME TAXES (continued):
          Deferred tax assets and liabilities reflect the future tax consequences of events that have already been recognized in the consolidated financial statements or income tax returns. At July 31, the deferred tax asset and liability consisted of the following:

	2009	2008
Current deferred tax asset (liability):
Uniform capitalization	$330	$326
Interest rate swap	44	—
Allowance for doubtful accounts	122	200
Legal fees	40	—
Net operating loss carryforward	365	—
Inventory valuation	51	73

	$952	$599

Noncurrent deferred tax asset (liability):
Excess of tax over book depreciation	$(833)	$(994)
Amortization	18	24
Deferred compensation	1,221	1,187
Capital loss in SERVCO	40	40

	$446	$257

          The Company has unused operating loss carryforwards for state income tax purposes specifically allowable to various states aggregating approximately $5,300, which expire between 2014 and 2029.
NOTE 7 — NOTE PAYABLE AND LONG-TERM DEBT:
          At July 31, long-term debt is summarized as follows:

	2009	2008
Note payable, maturing in 2016, secured by certain assets, 7.35% interest	3,770	4,138

	3,770	4,138
Less — current portion	400	371

	$3,370	$3,767

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 7 — NOTE PAYABLE AND LONG-TERM DEBT (continued):
          The aggregate schedule of maturities of long-term debt subsequent to July 31, 2009 are as follows:

2010	$400
2011	433
2012	465
2013	501
2014	539
Thereafter	1,432

$3,770

          In November 2006, the Company and its subsidiaries executed a Loan Agreement and related loan documents (collectively “Loan Documents”) with First National Bank of Omaha (FNB). See Note 10 for additional details of this agreement. The FNB term note is amortized over a ten year period with a final maturity date of December 2016. The interest rate is fixed at 7.35% and the terms include monthly installments of $55 beginning January 2007. As of July 31, 2009, the Company had $3,770 outstanding on the term note.
          In November 2006, the Company and its subsidiaries executed a revolving line of credit agreement with FNB. See Note 10 for additional details of this agreement. The revolving line of credit at FNB provides for borrowings up to $40,000 ($37,500 beginning August 21, 2009) and is scheduled to expire in December 2009. The amount outstanding under this credit facility was $20,287 and $12,860 at July 31, 2009 and 2008, respectively. Under the current credit agreement, interest is payable at 1.25% or 1.50% over the London InterBank Offered Rate (LIBOR), depending on the Company’s cash flow leverage ratios.
          These debt and credit agreements contain certain covenants related to financial ratios as well as restricting the Company from paying dividends. At July 30, 2009, the Company received a waiver of non-compliance of certain loan covenants.
NOTE 8 — RELATED PARTY TRANSACTIONS:
          In the normal course of business the Company sells to its affiliate, board of directors and key employees under normal terms and conditions. Accounts receivable, related parties on the balance sheet include amounts receivable on demand from the following as of July 31:

	2009	2008
Board of Directors	319	649
Officer and employees	29	14

	$348	$663

          Net sales on the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) include sales to related parties as follows:

	2009	2008	2007
Affiliate (SERVCO)	$—	$32,452	$39,062
Board of Directors	4,284	4,676	4,457
Officer and employees	76	81	64

	$4,360	$37,209	$43,583

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 8 — RELATED PARTY TRANSACTIONS (continued):
          Accounts payable, related parties on the balance sheet include amounts payable on demand as of July 31 from the following:

	2009	2008
Jelecos	175	154
Agri-Laboratories	670	584

	$845	$738

          Purchases from Agri-Laboratories were $9,412, $12,072 and $13,728 for 2009, 2008 and 2007, respectively. Purchases from Jelecos were $1,936 and $1,680 for 2009 and 2008, respectively. Purchases from Revenue Analytics were $720 for 2009.
NOTE 9 — PROFIT-SHARING, 401(k) AND RETIREMENT PLAN:
          The Company provides a non-contributory profit-sharing plan covering all full-time employees who qualify as to age and length of service. It has been the Company’s policy to make contributions to the plan as provided annually by the Board of Directors. The total provision for the contribution to the plan was $0, $107 and $349 for 2009, 2008 and 2007, respectively.
          The Company also provides a contributory 401(k) retirement plan covering all full-time employees who qualify as to age and length of service. It is the Company’s policy to match a maximum allowable 100% employee contribution with a 3% contribution. The total provision to the plan was $295, $334 and $306 for 2009, 2008 and 2007, respectively.
          On January 1, 2003, the Company adopted a Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified defined benefit plan pursuant to which the Company will pay supplemental pension benefits to certain key employees upon retirement based upon the employees’ years of service and compensation. As of July 31, 2007, the Company adopted the provisions of SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans and in accordance therewith reflected the underfunded status of the plan in its balance sheet at such date. Prospectively, the Company adjusted the liability to reflect the current funded status of the plan. Any gains or losses that arose during the period but are not recognized as components of net periodic benefit cost was recognized as a component of other comprehensive income. The adoption of SFAS No. 158 resulted in the recognition of $646 of unrecognized actuarial losses which arose during the period ended July 31, 2007 and a corresponding increase in the defined benefit pension plan liability at July 31, 2007. Such unrecognized losses, less deferred taxes of $258 were debited to other comprehensive income. The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of income for the period ended July 31, 2007.
          For the years ended July 31, 2009 and 2008, benefits accrued and expensed were $324 and $344, respectively. The vested benefit obligation and accumulated benefit obligation were $2,836 and $2,955, respectively, at July 31, 2009 and $2,474 and $2,729, respectively, at July 31, 2008. The plan is an unfunded supplemental retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). While the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,709 and $2,238 at July 31, 2009 and 2008, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 9 — PROFIT-SHARING, 401(k) AND RETIREMENT PLAN (continued):
          The following set forth the change in benefit obligations, change in plan assets, funded status and amounts recognized in the balance sheet as of July 31 for the Company’s SERP:

	2009	2008
Change in Benefit Obligation:
Projected benefit obligation — July 31	$2,968	$2,628
Service cost	97	138
Interest cost	186	164
Actuarial (gain)/loss	(85)	38
Benefits paid	(112)	—
Plan Amendments	—	—

Projected benefit obligation — July 31	$3,054	$2,968

Fair Value of Plan Assets — July 31	$—	$—

Funded Status:
Funded status	$(3,054)	$(2,968)
Unrecognized actuarial loss	—	—
Unrecognized prior service cost	—	—

Net amount recognized as accrued retirement benefits	$(3,054)	$(2,968)

Current liability	$(243)	$(115)
Noncurrent liability	(2,811)	(2,853)

	$(3,054)	$(2,968)

          As of July 31, 2009 and 2008, the following were recognized as components of other comprehensive income not yet recognized as components of net periodic benefit costs:

	July 31, 2009	July 31, 2008
Unrecognized prior service cost	$(240)	$(275)
Unrecognized actuarial losses	$(276)	$(367)
Deferred taxes	207	257

Recognized in other comprehensive income (loss), net of tax	$(309)	$(385)

          The estimated net actuarial loss and prior service cost that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next year is $35 and $7, respectively.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 9 — PROFIT-SHARING AND 401(k) RETIREMENT PLAN (continued):
          Net periodic benefit costs for the Company’s SERP for the years ended July 31 included the following components:

	2009	2008	2007
Service cost	$97	$138	$144
Interest cost	186	164	149
Amortization of prior losses	7	7	12
Amortization of unrecognized prior service costs	34	35	38

Net periodic cost	$324	$344	$343

          The weighted average discount rate and rate of increase in compensation levels used to compute the actuarial present value of projected benefit obligations and net benefit cost were 5.50% and 6.25%, respectively, at July 31, 2009 and 6.25% and 4.00%, respectively, at July 31, 2008 and 2007. The measurement date of the SERP is equal to the Company’s fiscal year end date of July 31.
          The net benefit payments, which reflect expected future service, as appropriate, expected to be paid in each of the next five fiscal years are $243, $243, $243, $243, and $243 for fiscal years ending July 31, 2010, 2011, 2012, 2013, and 2014, respectively. The aggregate amount expected to be paid for the five fiscal years thereafter is $1,212.
NOTE 10 — COMMITMENTS AND CONTINGENT LIABILITIES:
          Operating Leases — The Company has operating leases covering certain property, equipment, and computer hardware and software expiring at various dates through 2013.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 10 — COMMITMENTS AND CONTINGENT LIABILITIES (continued):
          Future minimum lease payments under operating leases that have initial or remaining non-cancelable lease terms in excess of one year at July 31, 2009 are as follows:

Operating
2010	$1,047
2011	406
2012	251
2013	126
Thereafter	51

Total minimum payments	$1,881

          Lease expense was $1,095, $900 and $1,065 for the years ended July 31, 2009, 2008 and 2007, respectively.
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
          Agreements — In November 2006, the Company and its subsidiaries executed a Loan Agreement and related loan documents (collectively “Loan Documents”) with First National Bank of Omaha (FNB). The obligations of the Company and its subsidiaries under the Loan Documents are joint and several. Pursuant to the terms of the Loan Documents, FNB may loan to the Company and its subsidiaries up to $44,700, which includes a $40,000 ($37,500 beginning August 21, 2009) revolving loan facility and a $4,700 term loan facility.
          The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Installments of principal and interest in the amount of $55 are due on the first day of each month until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of July 31, 2009, the Company had $3,800 outstanding on the Term Note.
          FNB shall provide advances to the Company from the Revolving Note in the maximum aggregate amount of $40,000 ($37,500 beginning August 21, 2009), which advances will be used as needed by the Company for working capital, through the termination date of December 1, 2009. Interest shall be paid at a variable rate, reset monthly equal to the LIBOR as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00.
          The Loan Agreement imposes certain financial covenants, and the Company shall not, without the consent of FNB, permit its minimum tangible net worth to be less than $17,000 or its cash flow leverage ratio to be equal to or greater than 3.50 to 1.00. The loans may be accelerated upon default. Event of default provisions include, among other things, the Company’s failure to (i) pay amounts when due and to (ii) perform any material condition or comply with any material promise or covenant of the Loan Documents. The Revolving Note and Term Note are secured by substantially all of the assets of the Company and its subsidiaries, including the Company’s headquarters in Omaha. The Company is also restricted from paying dividends by these credit facilities.
          On November 19, 2008, the Company and FNB amended the Loan Agreement to allow the Company to enter into interest rate swap transactions from time-to-time. Pursuant to that amendment,

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 10 — COMMITMENTS AND CONTINGENT LIABILITIES (continued):
interest shall be paid on the revolving note at a variable rate, reset monthly, equal to LIBOR Rate as determined by Lender plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 or 1.00 (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. As a result of the interest rate swap, the Company is paying effective interest rate of 4.59% for borrowings up to $10,000 for the period ending July 31, 2009. Upon the event of default, the Revolving Note shall bear interest at the LIBOR as determined by FNB plus 7.50% per annum. As of July 31, 2009, the variable interest rate at which the Revolving Note accrued interest was 1.81%, and the Company had approximately $20,300 outstanding thereunder.
          On August 21, 2009, the Company entered into Amendment No. 3 to the Loan Agreement with FNB dated November 14, 2006, as amended on September 17, 2007 and November 19, 2008. The Company has requested that certain terms and conditions of the Loan Agreement be amended to decrease the principal amount of the revolving credit facility provided by the Loan Agreement from $40,000 to $37,500. Whereas, the Company has requested that FNB loan up to $42,100 to the Company via a $37,500 revolving credit facility and a $4,700 term loan facility, the proceeds of this will be used to refinance existing indebtedness of the Company and to provide the Company with working capital support. The Company shall pay FNB a non-usage fee at the rate of .10% per annum of the unused portion of the $37,500 revolving loan. The non-usage fee shall be payable in arrears on each January 1, April 1, July 1, and October 1 and on the termination date.
          On January 3, 2007, the Company entered into Amendment No. 3 to lease agreement with Kinsley Equities II Limited Partnership relating to its York, Pennsylvania property. The agreement extended the lease term from July 31, 2007 to July 31, 2010. The minimum lease payments are $454 and $450, for the fiscal years ended July 31, 2009 and 2010, respectively.
          On May 18, 2007, the Company’s Audit Committee recommended and the Board of Directors approved the dismissal of Quick & McFarlin upon its completion of the audit and the filing of the Form 10-K for the fiscal year ended July 31, 2007 and the retention of BKD, LLP (“BKD”) as the Company’s independent accountant beginning with the fiscal year ended July 31, 2008. Quick & McFarlin audited the Company’s financial statements for each of the five fiscal years in the period ended July 31, 2006.
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
          On July 14, 2008, the Company entered into a Stock Purchase Agreement (Agreement) with American Animal Hospital Association (AAHA) and AAHA Services Corporation (SERVCO) pursuant to which the Company sold to AAHA all of its shares of common stock in SERVCO, which represented 20%

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 10 — COMMITMENTS AND CONTINGENT LIABILITIES (continued):
of the total issued and outstanding shares of SERVCO for an aggregate purchase price of $1,400. Effective at closing, the Company was no longer entitled to elect a board member on SERVCO’s Board of Directors, and Dr. Lionel Reilly, then the Company’s Chief Executive Officer and President, resigned as a director of SERVCO. The Company also agreed to cooperative with AAHA and SERVCO to transition the logistics support previously provided by the Company. Both AAHA and SERVCO agreed not to attempt to retain or hire any employee of the Company for a one year period commencing on July 14, 2008.
          On December 27, 2006, the Company and Jelecos entered into a statement of work agreement for consulting services. Jelecos provides the Company with strategic technology consulting services including, but not limited to, project analysis, staffing analysis, product and process evaluation, capacity analysis and overall infrastructure analysis as related to current and future business objectives. The estimated monthly recurring fee is approximately $144.
          On March 21, 2008, the Company and Revenue Analytics entered into a statement of work agreement for consulting services through July 31, 2008. The Company partnered with Revenue Analytics to develop targeted pricing strategies, processes and monitoring capabilities at the customer segment level. The estimated monthly recurring fee was approximately $110 for four months. On May 27, 2009, the Company and Revenue Analytics entered into a third statement of work agreement for consulting services through May 31, 2010. The fees paid through July 31, 2009 are $720.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 11 — DERIVATIVE FINANCIAL INSTRUMENTS:
     As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt. Pursuant to the agreement, the Company receives interest from the counterparty at LIBOR and pays interest to the counterparty at a fixed rate of 3.09% on notional amounts of $10,000 at July 31, 2009. As a result of the interest rate swap, the Company is paying an effective interest rate of 4.59% for borrowings up to $10,000 for the period ending July 31, 2009. Under the agreement, the Company pays or receives the net interest monthly, with the monthly settlements included in interest expense.
     Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income. Gains and losses on the valuation of the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     The table below presents certain information regarding the Company’s interest rate swap agreement designated as a cash flow hedge. The Company did not have any derivative instruments at July 31, 2009 that were not designated as hedging instruments under FAS 133.

	July 31,	July 31,
	2009	2008
Fair value of interest rate swap agreement	$(111)	$—
Balance sheet location of fair value amount	Current Liabilities	—
Loss recognized in other comprehensive income (effective portion-net of tax)	$(67)	$—
Loss reclassified from accumulated other comprehensive income into income (effective portion)	$(162)	$—
Location of loss reclassified from accumulated other comprehensive income into income	Interest Expense	—
Gain or loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	—	—
NOTE 12 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
     Effective August 1, 2008, the Company adopted SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 has been applied prospectively as of the beginning of the year.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 12 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (continued):
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
     Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.
     Interest Rate Swap Agreement
     The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.
     The following table presents the fair value measurements of assets and liabilities recognized in the accompanying consolidated balance sheet measured at fair value on a recurring basis and the level within the SFAS 157 fair value hierarchy in which the fair value measurements fall at July 31, 2009:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreement	$(111)	$—	$(111)	$—

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 14 — SEGMENT INFORMATION:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 14 — SEGMENT INFORMATION (continued):
     The following table summarizes the Company’s operations by business segment:

			Direct
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
For the year ended July 31, 2009
Net sales and other revenue	$294,377	$284	$55,566	$(50,498)	$299,729
Cost of sales	268,275	240	50,733	(52,914)	266,334
Operating, general and administrative expenses	32,459	—	7,345	—	39,804
Operating income (loss)	(6,358)	44	(2,512)	2,417	(6,409)
Income before taxes	$(7,143)	$44	$(2,462)	$2,417	$(7,144)
Business segment assets	$79,017	$395	$11,823	$(11,502)	$79,733
For the year ended July 31, 2008
Net sales and other revenue	$338,376	$1,452	$63,532	$(63,522)	$339,838
Cost of sales	301,511	1,495	55,780	(63,190)	295,596
Operating, general and administrative expenses	33,045	—	7,389	—	40,434
Operating income	3,820	(43)	363	(332)	3,808
Income before taxes	$2,230	$(43)	$375	$(332)	$2,230
Business segment assets	$80,392	$351	$14,906	$(14,455)	$81,194
For the year ended July 31, 2007
Net sales and other revenue	$338,535	$306	$57,085	$(53,227)	$342,699
Cost of sales	303,949	258	50,001	(53,086)	301,122
Operating, general and administrative expenses	29,106	—	6,971	—	36,077
Operating income	5,480	48	113	(141)	5,500
Income before taxes	$3,860	$48	$92	$(141)	$3,859
Business segment assets	$87,297	$394	$13,075	$(12,522)	$88,244

PROFESSIONAL VETERINARY PRODUCTS, LTD.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended July 31, 2009, 2008 and 2007
(in thousands, except per share data)
NOTE 15 — SELECTED QUARTERLY FINANCIAL DATA:
          The following presents certain unaudited quarterly financial data and certain audited year-end financial data. The unaudited data reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2006	2007	2007	2007	2007
Revenues	$89,816	$87,478	$78,520	$86,885	$342,699
Gross profit	10,048	10,797	9,362	11,370	41,577
Operating income	992	1,300	684	2,524	5,500
Net income	419	468	85	1,412	2,384
Net income per common share	$205.18	$229.79	$41.78	$689.59	$1,169.27
Common shares Outstanding	2,043	2,036	2,030	2,048	2,039

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2007	2008	2008	2008	2008
Revenues	$89,601	$91,016	$82,683	$76,538	$339,838
Gross profit	9,564	12,895	11,003	10,780	44,242
Operating income	234	2,704	644	226	3,808
Net income (loss)	(34)	1,511	248	(297)	1,428
Net income (loss) per common share	$(16.52)	$737.29	$121.87	$(145.73)	$697.92
Common shares outstanding	2,058	2,049	2,040	2,038	2,046

	Quarters ended				Year ended
	October 31,	January 31,	April 30,	July 31,	July 31,
	2008	2009	2009	2009	2009
Revenues	$85,795	$64,727	$75,291	$73,916	$299,729
Gross profit	8,187	9,937	7,915	7,356	33,395
Operating income (loss)	(2,206)	12	(1,747)	(2,468)	(6,409)
Net income (loss)	(1,760)	(33)	(1,146)	(1,434)	(4,373)
Net income (loss) per common share	$(868.64)	$(16.54)	$(581.43)	$(820.70)	$(2,196.65)
Common shares outstanding	2,026	1,995	1,971	1,952	1,948

(b) Exhibits

Regulation S-K
Exhibit Number	Document
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products (1)

3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

4.1	Certificate of Professional Veterinary Products, Ltd. (4)

4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

10.1	Sales Agency Agreement between Professional Veterinary Products, Ltd. and Bayer Corporation (4)*

10.2	Sales Agent Agreement between Professional Veterinary Products, Ltd. and Merial LLC (4)*

10.3	Supply and Distribution Agreement between Professional Veterinary Products, Ltd. and Schering-Plough Animal Health Corporation (4)*

10.4	Distribution Agreement between Professional Veterinary Products, Ltd. and Fort Dodge Animal Health (4)

10.5	Purchase and Sale Agreement between Professional Veterinary Products, Ltd., AAHA Services Corporation and American Animal Hospital Association (5)

10.6	Lease of building located in York, Pennsylvania between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (6)

10.7	Supplemental Executive Retirement Plan (7)

10.8	Lease dated October 1, 2005 among Professional Veterinary Products, Ltd. and Steve Lewis and Mike Mimms (8)

10.9	Lease Agreement dated November 8, 2005 between Professional Veterinary Products, Ltd. and Independent Veterinary Group, LLC (8)

10.10	Supplemental Executive Retirement Plan (effective January 1, 2006) (9)

10.11	Commercial Lease Extension and Addendum between Professional Veterinary Products, Ltd, and The Independent Veterinary Group LLC and ACH BRO LLC (10)

10.12	Separation Agreement with Cheryl Miller (11)

10.13	Loan Agreement with First National Bank of Omaha dated November 14, 2006 (12)

10.14	Revolving Note dated November 14, 2006, to First National Bank of Omaha (12)

10.15	Term Note dated November 14, 2006, to First National Bank of Omaha (12)

10.16	Form of Security Agreement dated November 14, 2006, with First National Bank of Omaha (12)

10.17	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing dated November 14, 2006, in favor of First National Bank of Omaha (12)

10.18	Assignment of Rents and Leases dated November 14, 2006, in favor of First National Bank of Omaha (12)

10.19	Amendment No. 1 to Lease Agreement between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (13)

10.20	Amendment No. 2 to Lease Agreement between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (13)

10.21	Amendment No. 3 to Lease Agreement between Professional Veterinary Products, Ltd. and Kinsley Equities II Limited Partnership (13)

10.22	Amendment No. 1 dated September 17, 2007 to the Loan Agreement with First National Bank of Omaha dated November 14, 2006 (14)

10.23	Stock Purchase Agreement among the Company, American Animal Hospital Association, and AAHA Services Corporation dated July 14, 2008 (15)

10.24	Amendment No. 2 dated November 19, 2008 to the Loan Agreement by and among Professional Veterinary Products, Ltd., its subsidiaries and First National Bank of Omaha (16)

10.25	2009 Livestock Products Distribution Agreement effective January 1, 2009 by and between Professional Veterinary Products, Ltd. and Pfizer Inc. (17)*

10.26	Amended and Restated Supplemental Executive Retirement Plan effective January 1, 2009 (17)

II-1

Regulation S-K
Exhibit Number	Document
10.27	Consulting Agreement dated January 30, 2009 between Professional Veterinary Products, Ltd. and Reico, Inc. (17)

10.28	Employment Agreement effective February 1, 2009, between Professional Veterinary Products, Ltd. And Stephen J. Price (18)

10.29	Severance Agreement dated April 1, 2009 between Professional Veterinary Products, Ltd. and Neal Soderquist (18)

11	Statement re Computation of Per Share Earnings (#)

12	Computation of Ratio of Earnings to Fixed Charges (#)

21	List of Subsidiaries (19)

31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)

31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)

32	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)
The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.

(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

(5)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-86629 filed on November 3, 2000.

(6)	Form 10-K for the fiscal year ended July 31, 2002 filed on October 29, 2002.

(7)	Post-Effective Amendment No. 1 to the Form S-1 Registration Statement No. 333-72962 filed on August 29, 2003.

(8)	Post-Effective Amendment No. 2 to the Form S-1 Registration Statement No. 333-120426 filed on December 13, 2005.

(9)	Form 8-K Current Report dated October 19, 2006 and filed October 25, 2006.

(10)	Form 8-K Current Report dated August 2, 2006 and filed October 25, 2006.

(11)	Form S-1 Registration Statement filed on November 28, 2006.

(12)	Form 8-K Current Report dated November 14, 2006 and filed November 20, 2006.

(13)	Form 8-K Current Report dated January 3, 2007 and filed January 9, 2007.

(14)	Form 8-K Current Report dated September 17, 2007 and filed September 21, 2007.

(15)	Form 8-K Current Report dated July 14, 2008 and filed July 18, 2008.

(16)	Form 8-K Current Report dated November 19, 2008 and filed November 25, 2008.

(17)	Form 10-Q Quarterly Report for the period ended January 31, 2009 filed March 16, 2009

(18)	Form 10-Q Quarterly Report for the period ended April 30, 2009 filed June 12, 2009

(19)	Form S-1 Registration Statement No. 333-72962 filed on November 8, 2001.
The following footnotes are references to the following:
(#)	Filed herewith.

(*)	Portions of these exhibits have been redacted pursuant to a request for confidential treatment which was granted by the Securities and Exchange Commission.

II-2

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
          Date: October 29, 2009

PROFESSIONAL VETERINARY PRODUCTS, LTD.

By:	/s/ Stephen J. Price Stephen J. Price, CEO
          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Stephen J. Price Stephen J. Price	CEO (principal executive officer)	October 29, 2009

/s/ Tara Chicatelli Tara Chicatelli	Chief Financial Officer (principal financial officer)	October 29, 2009

/s/ Rhonda Lee Pierce Rhonda Lee Pierce, D.V.M.	Director	October 28, 2009

/s/ Donald R. Fogle Donald R. Fogle, D.V.M.	Director	October 26, 2009

/s/ James Alan Hoffmann James Alan Hoffmann, D.V.M.	Director	October 27, 2009

/s/ Eileen Sam Holly Morris Eileen Sam Holly Morris, D.V.M.	Director	October 27, 2009

/s/ Scott A. Shuey Scott A. Shuey, D.V.M.	Director	October 26, 2009

/s/ Charles W. Luke Charles W. Luke, D.V.M.	Director	October 26, 2009

/s/ Thomas E. Wakefield Thomas E. Wakefield, D.V.M.	Director	October 24, 2009

/s/ Vicky Wilkey Vicky Wilkey, D.V.M.	Director	October 29, 2009

/s/ Donald Janezic, Jr. A. Donald Janezic, Jr.	Director	October 27, 2009

II-3