Form 10-Q
period 2009-10-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2009-12-15
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑	Smaller reporting company ☐
(Do not check if a Smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (October 31, 2009).
Common Stock, $1.00 par value: 1,932

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED OCTOBER 31, 2009

ITEM 1:	FINANCIAL STATEMENTS
PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Balance Sheets
As of October 31, 2009 (unaudited) and July 31, 2009
(in thousands, except share data)

	October 31,	July 31,
	2009	2009
ASSETS
CURRENT ASSETS
Cash	$2,063	$1,408
Accounts receivable, net of allowance: $519 and $305, respectively	30,606	24,227
Accounts receivable, related parties	650	348
Inventory, net of allowance: $131 and $127, respectively	38,978	37,107
Deferred tax asset	1,001	952
Other current assets	3,462	3,518

Total current assets	76,760	67,560

NET PROPERTY AND EQUIPMENT	8,445	8,718

OTHER ASSETS
Intangible assets, less accumulated amortization, $11 and $10, respectively	29	30
Investment in unconsolidated affiliates	144	144
Cash value of life insurance	2,884	2,826
Deferred tax asset	486	446
Other assets	9	9

Total other assets	3,552	3,455

TOTAL ASSETS	$88,757	$79,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$11,327	$20,287
Current portion of long-term debt and capital lease obligation	410	400
Current portion of accrued retirement benefits	177	243
Accounts payable	49,413	29,043
Accounts payable, related parties	535	845
Interest rate swap	48	111
Other current liabilities	3,004	3,656

Total current liabilities	64,914	54,585

LONG-TERM LIABILITIES
Long-term debt	3,265	3,370
Accrued retirement benefits	2,860	2,811

Total long-term liabilities	6,125	6,181

TOTAL LIABILITIES	71,039	60,766

COMMITMENTS AND CONTINGENT LIABILITIES – SEE NOTE 11
STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding, 1,932 shares and 1,948, respectively	2	2
Additional paid-in capital	5,731	5,779
Retained earnings	12,318	13,562
Accumulated other comprehensive loss	(333)	(376)

Total stockholders’ equity	17,718	18,967

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,757	$79,733

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Loss and Comprehensive Loss
Three Month Periods Ended October 31, 2009 and 2008
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	October 31,	October 31,
	2009	2008
NET SALES AND OTHER REVENUE	$79,023	$85,795

COST OF SALES	71,453	77,608

Gross profit	7,570	8,187

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES	9,136	10,393

Operating income (loss)	(1,566)	(2,206)

OTHER INCOME (EXPENSE)
Interest income	54	71
Interest expense	(219)	(300)

Other expense – net	(165)	(229)

Loss before income taxes	(1,731)	(2,435)

Income tax benefit	(487)	(675)

NET LOSS	$(1,244)	$(1,760)

EARNINGS PER COMMON SHARE	$(642.23)	$(868.64)

Weighted average common shares outstanding	1,937	2,026

COMPREHENSIVE LOSS
Net loss	$(1,244)	$(1,760)
Other comprehensive income (loss):
Adjustment for net periodic pension benefit cost, net of tax	5	6
Adjustment for mark-to-market value of swap, net of tax	38	(49)

Total comprehensive loss	$(1,201)	$(1,803)

SUPPLEMENTAL INFORMATION

Net sales and other revenue – related parties	$1,015	$1,352

Purchases – related parties	$2,150	$4,074
See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Stockholders’ Equity
Three Month Period Ended October 31, 2009
(unaudited)
(in thousands, except per share data)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Loss	Total
BALANCE AT AUGUST 1, 2009	1,948	$2	$5,779	$13,562	(376)	$18,967
Redemption of stock	(16)	—	(48)	—	—	(48)
Change in unrecognized pension cost, net of tax of $4	—	—	—	—	5	5
Change in mark-to-market interest rate swap, net of tax of $25	—	—	—	—	38	38
Net loss	—	—	—	(1,244)	—	(1,244)

BALANCE AT OCTOBER 31, 2009	1,932	$2	$5,731	$12,318	$(333)	$17,718

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Cash Flows
Three Month Periods Ended October 31, 2009 and 2008
(unaudited)
(in thousands, except per share data)

	October 31,	October 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,244)	$(1,760)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	373	445
Retirement benefits	(8)	71
Deferred income tax	(118)	23
Cash value of life insurance	—	(4)
Allowance for doubtful accounts	214	7
Allowance for obsolete inventory	4	(84)
(Increase) decrease in:
Receivables	(6,895)	(12,623)
Inventory	(1,875)	(11,106)
Other current assets	56	(604)
Other assets	—	2
Increase (decrease) in:
Accounts payable	20,060	15,161
Other current liabilities	(652)	(420)

Total adjustments	11,159	(9,132)

Net cash provided by (consumed by) operating activities	9,915	(10,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(99)	(122)
Cash value of life insurance	(58)	(223)

Net cash consumed by investing activities	(157)	(345)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	(8,960)	12,556
Payments of long-term debt and capital lease obligation	(95)	(89)
Payments from redemption of common stock	(48)	(45)

Net cash provided by (consumed by) financing activities	(9,103)	12,422

Net increase in cash	655	1,185
Cash at beginning of year	1,408	1,985

Cash at end of period	$2,063	$3,170

Supplemental disclosure of cash flow information:
Interest paid	$233	$278

Income taxes refunded	$(215)	$(213)

Non-cash periodic pension cost	$9	$6

Non-cash unrealized loss on interest rate swap	$63	$(49)

See notes to the condensed consolidated financial statements.

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
     These condensed consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009 filed with the SEC. The Company follows the same accounting policies in preparation of interim financial statements. These policies are presented in Note 1 to the Consolidated Financial Statements included on Form 10-K referred to above. The condensed consolidated balance sheet of the Company as of July 31, 2009 has been derived from the audited consolidated balance sheet of the Company as of that date.
     The results of operations and cash flows for the three months ended October 31, 2009 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2010 or any other period.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS:
     In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (Codification) as the only source of authoritative generally accepted accounting principles (GAAP) in the United States, except that rules and interpretive releases issued by the Securities and Exchange Commission (SEC) also are sources of authoritative GAAP for SEC registrants. Subsequent to the issuance of FASB ASC 105, the FASB will no longer issue Statements, Staff Positions, or Emerging Issues Task Force Abstracts, but will issue Accounting Standards Updates (ASU) which will amend the Codification. The adoption of this statement did not impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 — PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consist of the following:

	October 31,	July 31,
	2009	2009
Land	$1,762	$1,762
Buildings	5,217	5,217
Leasehold improvements	606	606

Equipment	11,380	11,140
	18,965	18,725

Less — Accumulated depreciation	10,571	10,196

	8,394	8,529
Construction in progress	51	189

Net property, plant, and equipment	$8,445	$8,718

NOTE 4 — LINE OF CREDIT:
     The Company had a revolving line of credit with First National Bank (FNB) that provided for borrowings up to $40,000 ($37,500 beginning August 21, 2009) set to expire on December 1, 2009. On November 30, 2009 the bank agreed to extend the expiration date sixty days to February 1, 2010. The extension is at an interest rate of 1.5% plus LIBOR or 5% whichever is higher. The short-term borrowing amounts outstanding under this credit facility were $11,327 and $20,287 at October 31, 2009 and July 31, 2009, respectively. Under this credit agreement, interest is payable at 1.25% or 1.50% (1.50% at October 31, 2009) over the London InterBank Offered Rate (LIBOR), depending on the Company’s cash flow leverage ratio. The weighted average interest rates of borrowings outstanding under the revolving credit agreements were 1.76% and 4.56% for the periods ending October 31, 2009 and October 31, 2008, respectively. The average dollar amounts of the borrowing were $16,916 and $19,986 for the periods ending October 31, 2009 and October 31, 2008, respectively. As a result of the interest rate swap, the Company paid an effective interest rate of 4.59% for borrowings up to $10,000 for the period ending October 31, 2009. The line of credit is secured by substantially all of the Company’s assets. Management anticipates securing a new credit facility no later than January 20, 2010.
     The credit agreement contains certain covenants related to financial ratios and restricts the Company from paying dividends. For October 31, 2009, and October 31, 2008, the Company was in compliance with all covenants under the borrowing agreements.
NOTE 5 — EARNINGS PER SHARE:
     FASB ASC 260-10, Earnings per Share, promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under this Section, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,937 and 2,026 for the three month period ended October 31, 2009 and 2008, respectively.

NOTE 6 — COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1. There were 1,932 and 1,948 issued and outstanding shares at October 31, 2009 and July 31, 2009, respectively. Holders of common stock are entitled to one vote for each share. They are also entitled to their pro rata share of dividends, if and when, declared and in the event of liquidation or dissolution, their pro rata share of monies after liabilities. Shareholders are not permitted to sell, transfer or otherwise dispose of their stock except by a sale back to the Company.
NOTE 7 — INCOME TAXES:
     The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.
     FASB ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This section also contains guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties, accounting in interim periods, disclosures and transition relating to the adoption of the new accounting standards. The Company adopted FASB ASC 740 as of August 1, 2007, as required, and determined that the adoption of FASB ASC 740 did not have a material impact on the Company’s financial position and results of operations.
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
     The Company’s policy is to classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, or penalty relating to tax uncertainties recognized in the Condensed Consolidated Statements of Loss and Comprehensive Loss for the three months ended October 31, 2009 or 2008. There were no accrued interest and penalties related to income tax uncertainties reported on the Condensed Consolidated Balance Sheet at October 31, 2009 and July 31, 2009.
NOTE 8 — POST RETIREMENT BENEFITS:
     For the three months ended October 31, 2009 and 2008, benefits accrued and expensed were $57 and $81, respectively, for the Company’s supplemental executive retirement plan (SERP). The plan is an unfunded supplemental executive retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,767 and $2,709 at October 31, 2009 and July 31, 2009, respectively.

NOTE 8 — POST-RETIREMENT BENEFITS (continued):
     Net periodic benefit costs for the Company’s SERP for the three months ended October 31, 2009 and October 31, 2008, include the following components:

	October 31, 2009	October 31, 2008
Service cost	$8	$24
Interest cost	40	46
Amortization of prior losses	—	2
Amortization of unrecognized prior service costs	9	9

Net periodic benefit cost	$57	$81

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS:
     As a strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt. Under this agreement, the Company receives interest from the counterparty at LIBOR and pays interest to the counterparty at a fixed rate of 3.09% on notional amounts of $10,000 at October 31, 2009. As a result of the interest rate swap, the Company paid an effective interest rate of 4.59% for borrowings up to $10,000 for the period ending October 31, 2009. Under the agreement, the Company pays or receives the net interest monthly, with the monthly settlements included in interest expense. The interest rate swap agreement terminated on December 1, 2009.
     Management has designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or loss. Gains and losses on the valuation of the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     The table below presents certain information regarding the Company’s interest rate swap agreement designated as a cash flow hedge. The Company did not have any derivative instruments at October 31, 2009 that were not designated as hedging instruments under FASB ASC 815-25, Derivative Instruments and Hedging Activities.

	October 31, 2009	July 31, 2009
Fair Value of interest rate swap agreement	$(48)	$(111)
Balance sheet location of fair value amount	Current Liabilities	Current Liabilities
Loss recognized in other comprehensive income (effective portion-net of tax)	$38	$(67)
Loss reclassified from accumulated other comprehensive income into income (effective portion)	$(72)	$(162)
Location of loss reclassified from accumulated other comprehensive income into income	Interest Expense	Interest Expense
Gain or loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	—	—

NOTE 10 — DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:
     The Company adopted FASB ASC 820, Fair Value Measurements and Disclosures effective August 1, 2008. FASB ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.
     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard describes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
     The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheet measured at fair value on a recurring basis and the level within the FASB ASC 820 fair value hierarchy in which the fair value measurements fall at October 31, 2009:

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)
Interest rate swap agreement	(48)	—	(48)	—
NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES:
     Stock Redemption — The Bylaws grant the Company discretion to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but is not obligated to, repurchase such shares. See Note 6 for additional information.
     Major Customers, Major Suppliers and Credit Concentrations — Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 56.4% of all purchases for the three month period ending October 31, 2009. Two vendors comprised 52.9% of all purchases for the three month period ending October 31, 2008.

NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES (continued):
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
          Agreements — On August 21, 2009, the Company entered into Amendment No. 3 to the Loan Agreement with FNB. The Company requested that certain terms and conditions of the Loan Agreement be amended to decrease the principal amount of the revolving credit facility provided by the Loan Agreement from $40,000 to $37,500. The Company is required to pay FNB a non-usage fee at the rate of 0.10% per annum of the unused portion of the $37,500 revolving loan. The non-usage fee shall be payable in arrears on each January 1, April 1, July 1, and October 1 and on the termination date.
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
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies as detailed in the Company’s consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended July 31, 2009, filed with the SEC. The Company evaluates performance based on profit or loss from operations before income taxes. The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.
     Since the Company’s reportable segments all provide essentially the same products and services, the Company believes it would be impracticable to report the revenue from external customers for each product and service or each group of similar products and services in accordance with FASB ASC 280-10-50, Segment Reporting.

NOTE 12 — SEGMENT INFORMATION (continued):
     The following table summarizes the Company’s operations by business segment:

			Direct		Condensed
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended October 31, 2009
Net sales and other revenue	$78,519	$53	$23,606	$(23,155)	$79,023
Cost of sales	73,345	45	22,123	(24,060)	71,453
Operating, general and administrative expenses	6,734	—	2,402	—	9,136
Operating income (loss)	(1,560)	8	(919)	905	(1,566)
Income (loss) before taxes	$(1,731)	$8	$(913)	$905	$(1,731)
Business segment assets	$87,978	$403	$14,843	$(14,467)	$88,757

Three months ended October 31, 2008
Net sales and other revenue	$84,155	$63	$18,521	$(16,944)	$85,795
Cost of sales	78,003	53	17,048	(17,496)	77,608
Operating, general and administrative expenses	8,364	—	2,029	—	10,393
Operating income (loss)	(2,212)	10	(556)	552	(2,206)
Income (loss) before taxes	$(2,435)	$10	$(562)	$552	$(2,435)
Business segment assets	$105,767	$360	$19,627	$(19,046)	$106,708
NOTE 13 — SUBSEQUENT EVENTS:
          On December 1, 2009, the Company’s line of credit with First National Bank of Omaha expired, and on November 30, 2009, FNB approved an extension to February 1, 2010. The extension is at an interest rate of 1.5% plus LIBOR or 5% whichever is higher.
          Subsequent events have been evaluated through December 15, 2009 which is the date the financial statements were issued.
NOTE 14 — SIGNIFICANT ESTIMATES AND CONCENTRATIONS:
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
Overview
     Professional Veterinary Products, Ltd. provides distribution services of animal health products through three business segments, Wholesale Distribution (PVP), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn) which are further described on page 16.
     We generate a significant portion of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. We also derived approximately 23% of our sales and other revenue from our Direct Customer Services segment for the three month period ending October 31, 2009.

     During the quarter ended October 31, 2009, the Company’s net sales and other revenues decreased by $6.8 million or 7.9% and gross profit decreased $0.6 million or 7.5% compared to the prior period. The gross profit decrease was primarily due to a decrease in vendor sales and purchase incentives earned by the Company of $0.2 million, and an increase in freight expense of $0.4 million due to opening multiple distribution centers in Quincy Illinois, Mankato, Minnesota, and Iowa Falls, Iowa. For the quarter, net loss decreased by $0.5 million to $(1.2) million compared to $(1.7) million in the prior comparative period. The net loss decrease resulted from decrease in company expenses, such as professional services, bad debt and operational expenses.
     Vendor sales and purchase incentives range from one-time opportunities to programs that last a month, a quarter, a trimester, or an entire year. Vendor sales and purchase incentives are recorded as a reduction of cost of sales. Incentives are recognized when goals are achieved or when they are estimated and are likely to be achieved.
     Looking forward, management believes that costs of sales and labor expense will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability. We remain focused on maximizing shareholders’ value through utilization of technology and enhancing the Company’s product lines.
     Current Assets
     During the three month period ending October 31, 2009, the Company’s current assets increased $9.2 million primarily due to increased accounts receivable of $6.4 million, an increase in inventory of $1.9 million and an increase of $0.7 million in cash, which resulted from a decrease in cash receipts from customers and an increase in product purchased from vendors. The inventory increased due to new product line for swine business. Accounts receivable increased due to transition of customers from credit card payment option to the Automatic Clearing House (ACH) option. By offering ACH, the Company pays fewer fees and the customer still has the ability to use credit terms.
     Current Liabilities
     During the three month period ending October 31, 2009, the Company’s current liabilities increased $10.4 million primarily due to an increase in accounts payable of $20.4 million, a decrease in notes payable of $9.0 million and a decrease in other current liabilities of $0.7 million.
     Results of Operations
     The following discussion is based on the historical results of operations for the three month periods ended October 31, 2009 and 2008.
Summary Condensed Consolidated Results of Operations Table For Three Months Ended October 31, 2009

	Three Months Ended
	October 31,
	(in thousands)
	2009	2008
Net sales and other revenue	$79,023	$85,795
Cost of sales	71,453	77,608

Gross profit	7,570	8,187
Operating, general and administrative expenses	9,136	10,393

Operating loss	(1,566)	(2,206)
Interest expense, net	(165)	(229)

Loss before taxes	(1,731)	(2,435)
Income tax expense	(487)	(675)

Net loss	$(1,244)	$(1,760)

Three months ended October 31, 2009 as compared to three months ended October 31, 2008
          Net sales and other revenue for the three month period ending October 31, 2009 decreased $6.8 million to $79.0 million compared to $85.8 million for the same period the previous year. The decrease in net sales and other revenue resulted primarily due to a decrease in sales to existing customers due to economic factors.
          Cost of sales for the three month period ending October 31, 2009 decreased $6.1 million to $71.5 million compared to $77.6 million for the same period the previous year. This decrease is directly attributable to a decrease in overall revenues of $6.8 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives. Vendor purchase and sales incentives are described above on page 14.
          Gross profit for the three month period ending October 31, 2009 decreased $0.6 million to $7.6 million compared to $8.2 million for the same period the previous year. This decrease is directly attributable to a decrease in overall revenues. Gross profit as a percentage of net sales and other revenue was 9.6% compared to 9.5% for the same period the previous year.
          Operating, general and administrative expenses for the three month period ending October 31, 2009 decreased $1.3 million to $9.1 million compared to $10.4 million for the same period the previous year. The decrease in operating, general and administrative expenses resulted primarily from a decrease in the following: marketing of $0.4 million, benefits of $0.3 million and professional services of $0.3 million. The decreases in operating, general and administrative expenses resulted from the Company’s investment in technology to increase value to our customers and to the Company. In addition to technological advances, the Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. These expenses as a percentage of net sales and other revenue were 11.6% compared to 12.1% for the same period the previous year.
          Operating loss for the three month period ending October 31, 2009 decreased $0.6 million to $(1.6) million compared to $(2.2) million for the same period the previous year. This decrease is primarily attributable to the reduction of operating, general and administrative expenses as noted above.
          Net loss decreased by $0.6 million to $(1.2) million compared to $(1.8) for the same period the previous year. The net income loss decrease was primarily due to a decrease in gross profit of $0.6 million and a decrease in operating expense of $1.3 million.
Operating Segments — three months ended October 31, 2009 as compared to three months ended October 31, 2008
          The Company has three reportable segments: Wholesale Distribution (PVP), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn). The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistic Services segment serves business-to-business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.
          The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 12 of the Company’s Condensed Consolidated Financial Statements at October 31, 2009.
Wholesale Distribution
          Net sales and other revenue for the three month period ending October 31, 2009 decreased by 6.7% or $5.7 million. Net sales and other revenue for the three month period ending October 31, 2009 totaled $78.5 million compared to $84.2 million for the same three month period in the prior fiscal year. The decrease in net sales and other revenue resulted from a decrease in sales to existing customers. This decrease is a result of the economic impact and competition.
          Cost of sales for the three month period ending October 31, 2009 decreased $4.7 million to $73.3 million compared to $78.0 million for the same period the previous year. As a percentage of revenue, cost of sales decreased from 92.7% at October 31, 2008 to 91.4% at October 31, 2009. This decrease is directly attributable to a decrease in overall revenues. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
          Gross profit decreased by $1.0 million to $5.2 million compared to $6.2 million for the same three month period in the prior fiscal year. This decrease is directly attributable to a decrease in overall revenues of $6.8 million. Gross profit as a percentage of total revenue was 6.6% for the three month period ending October 31, 2009 compared to 7.4% for the same three month period in the previous year.
          Operating, general and administrative expenses decreased $1.7 million to $6.7 million for three month period ending October 31, 2009 compared to $8.4 million for the previous year. This decrease in operating, general and administrative expenses resulted primarily from a decrease in professional services and computer support expenses by bringing services in-house. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending October 31, 2009 was 8.5% compared to 9.9% for the three month period ended October 31, 2008.
          Operating loss decreased by $0.6 million to $(1.6) million for the three month period ending October 31, 2009 compared to $(2.2) million for the previous year. The loss for the quarter was mitigated by the decrease in operating, general and administrative expenses of $1.7 million and a decrease in gross profit of $1.0 million.
Logistics Services
          Net sales and other revenue for the three month period ending October 31, 2009 decreased $0.01 million. Net sales and other revenue for the three month period ending October 31, 2009 totaled $0.053 million compared to $0.063 million for the same period in the previous fiscal year.
          Cost of sales for the three month period ending October 31, 2009 decreased by $0.008 million to $0.045 million for the three month period ending October 31, 2009 compared to $0.053 million for the previous year. This decrease is directly attributable to a decrease in overall revenues. For this segment, the cost of goods sold includes only the Company’s inventory product cost.
          As a percentage of revenue, gross profit decreased slightly to 15.0% for the three month period ending October 31, 2009 compared to 15.9% for the three month period ended October 31, 2008. Operating, general and administrative expenses are nominal for this segment and do not materially impact income.
          Operating income decreased by $0.002 million to $0.008 million for the three month period ending October 31, 2009 compared to $0.010 million for the same period the previous year. This decrease is primarily attributable to the decrease in gross profit.

Direct Customer Services
          For the three month period ending October 31, 2009 net sales and other revenue have increased by 27.6% or $5.1 million. Net sales and other revenue for the three month period ending October 31, 2009 totaled $23.6 million compared to $18.5 million for the same period the previous year.
          Cost of sales for the three month period ending October 31, 2009 increased by $5.1 million to $22.1 million compared to $17.0 million for the same period the previous year. This increase is directly attributable to the increase of cost of goods sold. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives. Cost of sales increased due to opening a new distribution center in Iowa Falls, Iowa.
          Gross profit remained constant at $1.5 million in the three month period ending October 31, 2009 compared the same period the previous fiscal year. However, gross profit as a percentage of total revenue decreased to 6.4% for the three month period ending October 31, 2009 compared to 8.1% for the three month period ended October 31, 2008.
          Operating, general and administrative expenses increased by $0.4 million to $2.4 million for three month period ending October 31, 2009 compared to $2.0 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in labor costs of $0.4 million. Additional employees were needed to support growth in this segment. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending October 31, 2009 were 10.2% and compared to 10.8% during the same three month period ending October 31, 2008.
          Operating loss increased by $0.4 million to $(0.9) million for the three month period ending October 31, 2009 compared to an operating income of $(0.6) million for the same period in the previous year. This decrease is primarily attributable to an increase operating, general and administrative expenses of $0.4 million and increase in the cost of goods sold.
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
Liquidity and Capital Resources
          The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At October 31, 2009, there were no additional material commitments for capital expenditures other than as noted below.
          Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.
          Operating Activities. Net cash provided by operating activities of $9.9 million for the three months ending October 31, 2009, was primarily attributable to an increase in accounts payable of $20.0 million, which was partially offset by an increase of $6.9 million in accounts receivable and an increase of $1.9 million in inventory. Net cash consumed by operating activities of $10.9 million for the three months ending October 31, 2008, was primarily attributable to an increase in accounts receivable of $12.6 million and an increase in inventory of $11.1 million, which was partially offset by an increase of $15.2 million in accounts payable.
          Investing Activities. Net cash consumed by investing activities of $0.2 million for the three months ending October 31, 2009 was primarily attributable to investments in equipment, including the purchase of office, warehouse, computer equipment, and premiums paid for life insurance on the Company’s officers. Net cash consumed by investing activities of $0.3 million for the three months ending October 31, 2008 was primarily attributable to investments in equipment, including the purchase of office, warehouse, computer equipment, and premiums paid for life insurance on the Company’s officers.
          Financing Activities. Net cash consumed by financing activities of $9.1 million for the period ending October 31, 2009 was primarily attributable to net loan payments of $9.0 million. Net cash provided by financing activities of $12.4 million for the period ending October 31, 2008 was primarily attributable to net loan proceeds of $12.6 million.
Off-Balance Sheet Arrangements
          At October 31, 2009, the Company did not have any off-balance sheet arrangements.
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
          The Company’s significant accounting policies are described in Note 1 to the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 31, 2009 filed with the SEC. Not all of these significant accounting policies require management to make difficult, subjective or complex judgments or estimates. However, management of the Company is required to make certain estimates and assumptions during the preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. These estimates and assumptions impact the reported amount of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the consolidated financial statements. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the period they are determined to be necessary. Actual results could differ from those estimates. Following are some of the Company’s critical accounting policies impacted by judgments, assumptions and estimates.
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
Major Customers, Major Suppliers and Credit Concentrations
          Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 56.4% of all purchases for the three month period ending October 31, 2009. Two vendors comprised 52.9% of all purchases for the three month period ending October 31, 2008.
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
Pension Accounting
          For the three months ended October 31, 2009 and 2008, benefits accrued and expensed were $0.06 million and $0.08 million, respectively. The plan is an unfunded supplemental executive retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2.8 million and $2.7 million at October 31, 2009 and July 31, 2009, respectively.
Recent Accounting Changes
          In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the proposals of FASB ASC 105, the Company has updated references and GAAP in its financial statements issued for the period ended October 31, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.
          Since November 2006, the Company and its subsidiaries have borrowed funds from FNB. Pursuant to the terms of the loan documents, FNB may loan to the Company and its subsidiaries up to $42.2 million, which includes a $37.5 million revolving loan facility and a $4.7 million term loan facility.
          The Term Note is amortized over a ten year period with a final maturity date of December 1, 2016. The interest rate is fixed at 7.35% per annum for the term of the note. Upon an event of default, the Term Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. This Term Note may not be prepaid without obtaining the consent of FNB and payment of the prepayment fee as calculated therein. Installments of principal and interest in the amount of $55,282 are payable monthly until and including November 1, 2016. On December 1, 2016, all unpaid principal and interest thereon shall be due and payable. As of October 31, 2009, the Company had $3.7 million outstanding on the Term Note.
          Effective August 21, 2009, the Company and its subsidiaries could borrow up to $37.5 million pursuant to the Revolving Note. Advances are used by the Company for working capital. The termination date of December 1, 2009, was extended until February 1, 2010. Management intends to renew line of credit prior to February 1, 2010. The Company is currently evaluating multiple proposals. Interest shall be paid at a variable rate, reset daily equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less then or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Effective December 1, 2009 interest shall be paid at the higher of available rate 1.5% plus LIBOR or (iii) a fixed rate of 5% per annum. Upon an event of default, the Revolving Note shall bear interest at the LIBOR Rate as determined by FNB plus 7.50% per annum. As of October 31, 2009, the variable interest rate at which the Revolving Note accrued interest was 4.25% and the Company had approximately $11.3 million outstanding thereunder.
          The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in the market interest rates. If interest rates on variable debt rose .46 percentage points (a 10% change from the interest rate as of October 31, 2009), assuming no change in the Company’s outstanding balance under the line of credit (approximately $25.4 million as of October 31, 2009), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $117 thousand.

ITEM 4:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weaknesses, and believes that its disclosure controls and procedures were effective at October 31, 2009. Management believes that the material weakness disclosed in the Form 10-K for the year ended July 31, 2009, has been remediated as noted below.
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
Changes in Internal Controls
          During the quarter ended October 31, 2009, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company internal control over financial reporting, except for the actions taken by the Company addressed in the following paragraph.
          During fiscal year ended July 31, 2009, the Company identified a material weakness relating to its controls over physical inventory. Subsequent to July 31, 2009, the Company took the following actions to remediate the material weakness relating to the controls over physical inventory:
1. Enhanced physical inventory count procedures to ensure more accurate counts and that controls are operating effectively;
2. Implemented an additional cycle account for high dollar products, including daily counts of products in the event of inventory discrepancies; and
3. Educated management and employees on multi-product packaging.
          Management engaged in substantial efforts to remediate the material weakness noted above. These remedial actions were intended to address the identified material weakness and enhance the Company’s overall internal control over financial reporting. As of October 31, 2009, the Company believed that the material weakness relating to the controls over physical inventory had been fully remediated.
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

ITEM 1A:	RISK FACTORS
          There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended July 31, 2009.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians (such as a partnership or corporation). Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On October 31, 2009, there were 1,932 record holders of the Company’s common stock.
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
          The Company has never declared or paid any cash dividends on the common stock. The Company intends to retain any future earnings for funding growth of the Company’s business and therefore does not currently anticipate paying cash dividends in the foreseeable future. The Company has not sold any common stock which was not registered under the Securities Act of 1933, as amended, within the past three fiscal years ended July 31, 2009.
          Since the Company’s inception, each shareholder has been entitled to request that his, her, or its share be redeemed in accordance with the Articles of Incorporation and Bylaws. Pursuant to the Articles of Incorporation, the Company may also repurchase shares of any shareholder who is no longer a veterinarian or veterinary clinic or owes money to the Company and fails to make required payments. In any of these situations, the Company may, but is not obligated to repurchase the stock. The redemption amount is the original purchase price of the stock paid by the shareholder. There is no expiration date for repurchase.

          During the quarter ended October 31, 2009, the Company repurchased 16 shares of its common stock as set forth in the following table:
Purchases of Equity Securities by the Company and Affiliated Purchasers:

			Total Number of	Maximum
			Shares	Number of
			Purchased as	Shares That
			Part of Publicly	May Yet Be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid Per Share	Programs	or Programs(1)
August 1 — August 31, 2009	6	$3,000	—	1,942
September 1 — September 30, 2009	6	$3,000	—	1,936
October 1 — October 31, 2009	4	$3,000	—	1,932

Total:	16	$3,000	—	1,932

(1)	The maximum number of shares that may be purchased by the Company varies from time to time due to the addition of new shareholders and on-going redemption of shares.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          No matters were submitted to a vote of security holders during the quarter ended October 31, 2009.

ITEM 5:	OTHER INFORMATION
          None.

ITEM 6:	EXHIBITS

Exhibit No.		Description
3.1		Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
3.2		Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
3.3		Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)
4.1		Certificate of Professional Veterinary Products, Ltd. (4)
4.2		Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)
4.3		Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)
4.4		Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)
31.1	(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)
31.1	(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)
32		Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)

(#)	Filed herewith.

The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:

(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.

(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: December 15, 2009

PROFESSIONAL VETERINARY PRODUCTS, LTD.
By:	/s/ Stephen J. Price
Stephen J. Price, President & CEO

By:	/s/ Tara Chicatelli
Tara Chicatelli, Chief Financial Officer