Form 10-Q
period 2010-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2010-03-17
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2010
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
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date February 28, 2010.
Common Stock, $1.00 par value, 1,908

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED JANUARY 31, 2010

ITEM 1:	FINANCIAL STATEMENTS
PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Balance Sheets
As of January 31, 2010 (unaudited) and July 31, 2009
(in thousands, except share data)

	January 31,	July 31,
	2010	2009
ASSETS
CURRENT ASSETS

Cash	$7,476	$1,408
Accounts receivable, net of allowance: $469 and $305, respectively	28,081	24,227
Accounts receivable, related parties	596	348
Inventory, net of allowance: $189 and $127, respectively	38,581	37,107
Deferred tax asset	487	952
Other current assets	766	3,518

Total current assets	75,987	67,560

NET PROPERTY AND EQUIPMENT	8,325	8,718

OTHER ASSETS
Intangible assets, less accumulated amortization, $1 and $10, respectively	204	30
Investment in unconsolidated affiliates	144	144
Cash value of life insurance	2,922	2,826
Deferred tax asset	1,997	446
Other assets	19	9

Total other assets	5,286	3,455

TOTAL ASSETS	$89,598	$79,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$33,077	$20,287
Current portion of long-term debt and capital lease obligation	0	400
Current portion of accrued retirement benefits	243	243
Accounts payable	34,144	29,043
Accounts payable, related parties	689	845
Interest rate swap	0	111
Other current liabilities	3,405	3,656

Total current liabilities	71,558	54,585

LONG-TERM LIABILITIES
Long-term debt	0	3,370
Accrued retirement benefits	2,787	2,811

Total long-term liabilities	2,787	6,181

TOTAL LIABILITIES	74,345	60,766

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 11 STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding, 1,916 and 1,948, respectively shares	2	2
Additional paid-in capital	5,685	5,779
Retained earnings	9,865	13,562
Accumulated other comprehensive loss	(299)	(376)

Total stockholders’ equity	15,253	18,967

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,598	$79,733

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Loss and Comprehensive Loss
Three and Six Month Periods Ended January 31, 2010 and 2009
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009
NET SALES AND OTHER REVENUE	$78,074	$64,727	$157,097	$150,522

COST OF SALES	70,354	54,790	141,807	132,398

Gross profit	7,720	9,937	15,290	18,124

OPERATING GENERAL AND ADMINISTRATIVE EXPENSES	10,374	9,925	19,510	20,318

Operating income (loss)	(2,654)	12	(4,220)	(2,194)

OTHER INCOME (EXPENSE)
Interest income	63	123	117	194
Interest expense	(512)	(304)	(731)	(604)
Loss on sale of equipment	—	(29)	—	(29)

Other expense — net	(449)	(210)	(614)	(439)

Loss before income taxes	(3,103)	(198)	(4,834)	(2,633)

Income tax benefit	(650)	(165)	(1,137)	(840)

NET LOSS	$(2,453)	$(33)	$(3,697)	$(1,793)

LOSS PER COMMON SHARE	$(1,276.27)	$(16.54)	$(1,916.54)	$(891.85)

Weighted average common shares outstanding	1,922	1,995	1,929	2,011

COMPREHENSIVE LOSS
Net loss	$(2,453)	$(33)	$(3,697)	$(1,793)
Other comprehensive income (loss):
Adjustment for net periodic pension benefit cost, net of tax	5	6	10	12
Adjustment for mark-to-market value of swap, net of tax	29	(77)	67	(126)

Total comprehensive loss	$(2,419)	$(104)	$(3,620)	$(1,907)

SUPPLEMENTAL INFORMATION

Net sales and other revenue — related parties	$1,014	$1,498	$2,029	$2,850

Purchases — related parties	$1,496	$2,481	$3,646	$6,555
See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Stockholders’ Equity
Six Month Period Ended January 31, 2010
(unaudited)
(in thousands, except per share data)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Loss	Total
BALANCE AT AUGUST 1, 2009	1,948	$2	$5,779	$13,562	$(376)	$18,967
Redemption of stock	(32)	—	(94)	—	—	(94)
Change in unrecognized pension cost, net of tax of $7	—	—	—	—	10	10
Change in mark-to-market interest rate swap, net of tax of $44	—	—	—	—	67	67
Net loss	—	—	—	(3,697)	—	(3,697)

BALANCE AT JANUARY 31, 2010	1,916	$2	$5,685	$9,865	$(299)	$15,253

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Cash Flows
Six Month Periods Ended January 31, 2010 and 2009
(unaudited)
(in thousands, except per share data)

	January 31,	January 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,697)	$(1,793)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	782	916
Loss on sale of assets	—	29
Retirement benefits	(7)	141
Deferred income tax	(1,137)	(42)
Cash value of life insurance
Allowance for doubtful accounts	164	140
Allowance for obsolete inventory	62	(47)
(Increase) decrease in:
Receivables	(4,266)	(1,208)
Inventory	(1,536)	(3,480)
Other current assets	2,752	(709)
Other assets	(10)	2
Increase (decrease) in:
Accounts payable	4,945	(5,642)
Other current liabilities	(251)	(551)

Total adjustments	1,498	(10,451)

Net cash consumed by operating activities	(2,199)	(12,244)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(363)	(144)
Cash value of life insurance	(96)	(250)
Intangible assets	(200)	—

Net cash consumed by investing activities	(659)	(394)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	12,790	14,311
Payments of long-term debt and capital lease obligation	(3,770)	(180)
Payments from redemption of common stock	(94)	(147)

Net cash provided by financing activities	8,926	13,984

Net increase in cash	6,068	1,346
Cash at beginning of year	1,408	1,985

Cash at end of period	$7,476	$3,331

Supplemental disclosure of cash flow information:
Interest paid	$771	$612

Income taxes refunded	$(2,504)	$(203)

Non-cash periodic pension cost	$17	$12

Non-cash unrealized (loss) gain on interest rate swap	$111	$(126)

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2010 (unaudited)
(in thousands, except per share data)
NOTE 1 — BASIS OF PRESENTATION:
     The accompanying condensed consolidated financial statements of Professional Veterinary Products, Ltd., and its wholly owned subsidiaries (the Company) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the SEC). Accordingly, these condensed consolidated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
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
     The results of operations and cash flows for the six months ended January 31, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2010 or any other period.
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2010 (unaudited)
(in thousands, except per share data)
NOTE 3 — PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consist of the following:

	January 31,	July 31,
	2010	2009
Land	$1,762	$1,762
Buildings	5,217	5,217
Leasehold improvements	606	606
Equipment	11,505	11,140

	19,090	18,725
Less — Accumulated depreciation	10,952	10,196

	8,138	8,529
Construction in progress	187	189

Net property, plant, and equipment	$8,325	$8,718

NOTE 4 — LINE OF CREDIT:
     Until January 29, 2010, the Company had a revolving line of credit with First National Bank of Omaha (FNB) that provided for borrowings up to $37,500. The short-term borrowing amounts outstanding under this credit facility were $0 and $20,287 at January 31, 2010, and July 31, 2009, respectively. The credit agreement expired on December 1, 2010, but was extended until February 1, 2010. Prior to the extension, interest was payable at 1.25% or 1.50% over the London InterBank Offered Rate (LIBOR), depending on the Company’s cash flow leverage ratio, and under the extension, interest was payable at 1.5% plus LIBOR or 5%, whichever was higher. The weighted average interest rates of borrowings outstanding under the credit agreement were 3.11% and 3.58% for the periods ending January 31, 2010 and January 31, 2009, respectively. The average dollar amounts of the borrowing were $17,110 and $24,909 for the periods ending January 31, 2010 and January 31, 2009, respectively. As a result of the interest rate swap (see note 9), the Company paid an effective interest rate of 4.59% for borrowings up to $10,000 for the period ending January 31, 2010. The line of credit was secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contained certain covenants related to financial ratios and restricted the Company from paying dividends.
     On January 29, 2010, the Company executed a Credit and Security Agreement (Credit Agreement) with Wells Fargo Bank, National Association (Lender). The Lender may loan up to forty million dollars ($40,000), in accordance with the terms of the Revolving Note, which is secured by substantially all of the assets of the Company and its subsidiaries, except for real estate owned by the Company. Under the Revolving Note, the Lender shall provide advances to the Company, which may be used as needed by the Company through the maturity date of January 31, 2013. The initial proceeds of the revolving loan facility were used to payoff the Company’s indebtedness to FNB, including the prepayment penalty, and the remaining proceeds were used to provide working capital support. At January 31, 2010, the Company has $33,100 outstanding under the revolving loan facility. Interest shall be paid at a variable rate, reset daily, equal to the daily three month LIBOR rate plus a margin of either (i) 3.50% (see below) or (ii) 3.0%, if for the Company’s fiscal year ending July 31, 2010, the Company attains a certain debt service coverage ratio and meets a net income requirement. Upon an event of default, the Revolving Note shall bear interest at the daily three month LIBOR rate plus the margin plus 3.00% per annum. Availability on the revolving loan facility is limited based on certain advance rates for inventory and accounts receivable and is further reduced by reserves as established by the Lender. The Credit Agreement includes a lock-box arrangement, requires an unused line fee of 0.50% per annum payable monthly and includes a minimum interest charge of $300 per annum. The Company also incurred a non-refundable origination fee of $200 upon the execution of the agreement. The Credit Agreement imposes certain financial covenants, which require that the Company achieve minimum net income thresholds for designated periods through and including October 31, 2010. The Credit Agreement also requires that the Company maintain, as of its fiscal year ending July 31, 2010, a certain debt service coverage ratio, and that the Company not incur or contract to incur capital expenditures exceeding a specified amount during any fiscal year. At January 31, 2010, the Company received a waiver of non-compliance of certain covenants.
     On March 15, 2010, the Company, its wholly-owned subsidiaries, and Wells Fargo executed the First Amendment and Waiver to Credit and Security Agreement (the Amendment). The Amendment amends the Credit Agreement referenced above. The Company and Wells Fargo amended the Credit Agreement to, among other things, waive the Company’s default under the Credit Agreement and amend the floating interest rate. Effective March 1, 2010, interest shall be paid at a variable rate, reset daily, equal to the daily three month London Interbank Offered Rate (LIBOR) rate plus a margin of 5.50%. The Company also agreed to retain a management consultant to evaluate and assess the business of the Company.
NOTE 5 — EARNINGS PER SHARE:
     FASB ASC 260-10, Earnings per Share, promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under this Section, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,922 and 1,995 for the three month periods ended January 31, 2010 and 2009, respectively, and 1,929 and 2,011 for the six months periods then ended, respectively.
NOTE 6 — COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1.00. There were 1,916 and 1,948 issued and outstanding shares at January 31, 2010 and July 31, 2009, respectively. Holders of common stock are entitled to one vote for each share. They are also entitled to their pro rata share of dividends, if and when, declared and in the event of liquidation or dissolution, their pro rata share of monies after liabilities. Shareholders are not permitted to sell, transfer or otherwise dispose of their stock except by a sale back to the Company.
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
     As of January 31, 2010, the Company recorded a valuation allowance of approximately $600. No valuation allowance was recorded as of July 31, 2009.
     FASB ASC 740 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This section also contains guidance on derecognition, measurement and classification of amounts relating to uncertain tax positions, accounting for and disclosure of interest and penalties and accounting in interim periods.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and local jurisdictions. A number of years may elapse before an uncertain tax position is audited and finally resolved. While it is often difficult to predict the final outcome or the timing of a resolution of any particular uncertain tax position, management believes the accrual for income taxes reflects the most probable outcome. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years prior to July 31, 2006.
     The Company’s policy is to classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, or penalty relating to tax uncertainties recognized in the Condensed Consolidated Statements of Loss and Comprehensive Loss for the six months ended January 31, 2010 or 2009. There were no accrued interest and penalties related to income tax uncertainties reported on the Condensed Consolidated Balance Sheet at January 31, 2010 and July 31, 2009.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2010 (unaudited)
(in thousands, except per share data)
NOTE 8 — POST RETIREMENT BENEFITS:
     For the six months ended January 31, 2010 and 2009, benefits accrued and expensed were $114 and $162, respectively, for the Company’s Supplemental Executive Retirement Plan (SERP). The plan is an unfunded supplemental executive retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,806 and $2,709 at January 31, 2010 and July 31, 2009, respectively.
     Net periodic benefit costs for the Company’s SERP for the three and six month periods ended January 31, 2010 and January 31, 2009, include the following components:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2010	2009	2010	2009
Service Cost	$8	$24	$16	$49
Interest Cost	41	46	81	93
Amortization of prior losses	—	2	—	3
Amortization of unrecognized prior service costs	8	9	17	17

Net periodic benefit cost	$57	$81	$114	$162

NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS:
     As a temporary strategy to maintain acceptable levels of exposure to the risk of changes in future cash flows due to interest rate fluctuations, the Company entered into an interest rate swap agreement for a portion of its floating rate debt. Under this agreement, the Company received interest from the counterparty at LIBOR and paid interest to the counterparty at a fixed rate of 3.09% on notional amounts of $10,000 until December 1, 2009. As a result of the interest rate swap, the Company paid an effective interest rate of 4.59% for borrowings up to $10,000 for the period ending January 31, 2010. Under the agreement, the Company paid or received the net interest monthly, with the monthly settlements included in interest expense. The interest rate swap agreement terminated on December 1, 2009.
     Management designated the interest rate swap agreement as a cash flow hedging instrument. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income or loss. Gains and losses on the valuation of the derivative representing either hedge fund ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2010 (unaudited)
(in thousands, except per share data)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS (continued):
     The table below presents certain information about the Company’s interest rate swap agreement designated as a cash flow hedge. The Company did not have any derivative instruments at January 31, 2010, that were not designated as hedging instruments under FASB ASC 815-25, Derivative Instruments and Hedging Activities.

	January 31, 2010	July 31, 2009
Fair Value of interest rate swap agreement	N/A	$(111)
Balance sheet location of fair value amount	N/A	Current Liabilities
Gain (loss) recognized in other comprehensive income (effective portion-net of tax)	$67	$(67)
Loss reclassified from accumulated other comprehensive income into income (effective portion)	$(96)	$(162)
Location of loss reclassified from accumulated other comprehensive income into income	Interest Expense	Interest Expense
Gain or loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	—	—
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
January 31, 2010 (unaudited)
(in thousands, except per share data)
     Interest Rate Swap Agreement
     The fair value is estimated by a third party using inputs that are observable or that can be corroborated by observable market data and, therefore, are classified within Level 2 of the valuation hierarchy.
     The following table presents the fair value measurements of assets and liabilities recognized in the accompanying condensed consolidated balance sheet measured at fair value on a recurring basis and the level within the FASB ASC 820 fair value hierarchy in which the fair value measurements fall at July 31, 2009 (there were no such assets or liabilities at January 31, 2010):

Fair Value Measurements Using
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Products	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Interest rate swap agreement	$(111)	—	$(111)	—
NOTE 11 — COMMITMENTS AND CONTINGENT LIABILITIES:
     Stock Redemption — The Bylaws grant the Company discretion to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but is not obligated to, repurchase such shares. See Note 6 for additional information.
     Major Customers, Major Suppliers and Credit Concentrations — Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 53.3% and 52.7% of all purchases for the six month periods ending January 31, 2010 and January 31, 2009, respectively.
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2010 (unaudited)
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2010 (unaudited)
(in thousands, except per share data)
     The following table summarizes the Company’s operations by business segment:

			Direct		Condensed
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended January 31, 2010
Net sales and other revenue	$77,299	$69	$27,340	$(26,634)	$78,074
Cost of sales	72,340	60	25,266	(27,313)	70,353
Operating, general and administrative expenses	7,613	—	2,761	—	10,374
Operating income (loss)	(2,654)	9	(687)	679	(2,653)
Income (loss) before taxes	$(3,103)	$9	$(687)	$678	$(3,103)

Three months ended January 31, 2009
Net sales and other revenue	$62,940	$61	$9,255	$(7,529)	$64,727
Cost of sales	54,313	51	7,858	(7,432)	54,790
Operating, general and administrative expenses	8,582	—	1,343	—	9,925
Operating income (loss)	45	10	54	(97)	12
Income (loss) before taxes	$(198)	$10	$87	$(97)	$(198)

Six months ended January 31, 2010
Net sales and other revenue	$155,818	$122	$50,946	$(49,789)	$157,097
Cost of sales	145,685	105	47,389	(51,373)	141,806
Operating, general and administrative expenses	14,347	—	5,163	—	19,510
Operating income (loss)	(4,214)	17	(1,606)	1,584	(4,220)
Income (loss) before taxes	$(4,834)	$17	$(1,600)	$1,583	$(4,834)
Business segment assets	$88,839	$412	$14,923	$(14,576)	$89,598

Six months ended January 31, 2009
Net sales and other revenue	$147,095	$124	$27,776	$(24,473)	$150,522
Cost of sales	132,316	104	24,906	(24,928)	132,398
Operating, general and administrative expenses	16,946	—	3,372	—	20,318
Operating income (loss)	(2,167)	20	(502)	455	(2,194)
Income (loss) before taxes	$(2,633)	$20	$(475)	$455	$(2,633)
Business segment assets	$86,684	$371	$10,159	$(9,784)	$87,430

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2010 (unaudited)
(in thousands, except per share data)
NOTE 14 — SIGNIFICANT ESTIMATES AND CONCENTRATIONS
          Current Economic Conditions — The current protracted economic decline continues to present distributors with difficult circumstances and challenges, which in some cases have resulted in large and unanticipated declines in the fair value of investments and other assets, declines in the volume of business, constraints on liquidity and difficulty obtaining financing. The financial statements have been prepared using values and information currently available to the Company.
          Current economic and financial market conditions could adversely affect our results of operation in future periods. The current instability in the financial markets may make it difficult for certain of our customers to obtain financing, which may significantly impact the volume of future sales which could have an adverse impact on the Company’s future operating results.
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
Forward-Looking Statements
          This Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements are contained principally in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. Forward-looking statements include, but are not limited to, statements about:
•	the current economic environment affecting the Company and the markets its serves;

•	the sources of revenues and anticipated revenues, including the contribution from the growth of new products and markets;

•	estimates regarding the Company’s capital requirements and its need for additional financing;

•	the Company’s ability to attract customers and the market acceptance of its products;

•	our ability to establish relationships with suppliers of products; and

•	plans for future products and services and for enhancements of existing products and services.
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
Overview
          Professional Veterinary Products, Ltd. provides distribution services of animal health products through three business segments: Wholesale Distribution (PVP), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn) which are further described on page 18.

          We generate a significant portion of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. For the three month period ending January 31, 2010, a majority of our sales and other revenue were derived from the Wholesale Distribution Segment, and approximately 35% were derived from Direct Customer Services segment.
          During the quarter ended January 31, 2010, the Company’s net sales and other revenues increased by $13.3 million or 20.6% and cost of sales increased by $15.6 million or 28.4% resulting in a decrease in gross profit of $2.3 million or 22.3% compared to the prior period. The increase of cost of sales is primarily attributed to a decrease in sales performance income of $1.0 million, a decrease in agency sales commission of $0.6 million and a decrease in purchase performance income of $0.6 million. For the quarter, net loss was $2.4 million compared to net loss of $0.03 million in the prior comparative period. The net loss resulted from a decrease in gross profit of $2.3 million.
          Vendor sales and purchase incentives range from one-time opportunities to programs that last a month, a quarter, a trimester, or an entire year. Vendor sales and purchase incentives are recorded as a reduction of cost of sales. Incentives are recognized when goals are achieved or when they are estimated and are likely to be achieved.
          Looking forward, management believes that cost of sales and labor expense will continue to be the most pressing issues facing the industry and us in the foreseeable future and will continue to impact our profitability. We remain focused on maximizing shareholders’ value through utilization of technology and enhancing the Company’s product lines.
          Current Assets
          During the six month period ending January 31, 2010, the Company’s current assets increased $8.4 million primarily due to an additional $6.1 million of cash, an increase to accounts receivable of $3.8 million, and an increase in inventory of $1.5 million. These increases were offset by a decrease of $2.7 million in other current assets. Other current assets include prepaid insurance, prepaid income tax and sales tax receivable. This resulted from a decrease in cash receipts from customers and an increase in product purchased from vendors. Accounts receivable increased due to transition of customers from the credit card payment option to the Automatic Clearing House (ACH) option. By offering ACH, the Company pays fewer fees and the customer still has the ability to use credit terms. Inventory increased due to new product lines for swine, poultry and dairy business.
          Current Liabilities
          During the six month period ending January 31, 2010, the Company’s current liabilities increased $17.0 million primarily due to an increase in notes payable of $12.8 million, an increase in accounts payable of $5.1 million and a decrease in the current portion of long term-debt and capital lease obligation of $0.4 million.
          Results of Operations
          The following discussion is based on the historical results of operations for the three month periods ended January 31, 2010 and 2009.
Summary Condensed Consolidated Results of Operations Table For Three Months Ended January 31, 2010

	Three Months Ended
	January 31,
	(in thousands)

	2010	2009
Net sales and other revenue	$78,074	$64,727
Cost of sales	70,354	54,790

Gross profit	7,720	9,937
Operating, general and administrative expenses	10,374	9,925

	Three Months Ended
	January 31,
	(in thousands)

	2010	2009
Operating income (loss)	(2,654)	12
Interest expense, net	(449)	(181)
Other expense	—	(29)

Loss before taxes	(3,103)	(198)
Income tax benefit	(650)	(165)

Net loss	$(2,453)	$(33)

Three months ended January 31, 2010 as compared to three months ended January 31, 2009
          Net sales and other revenue for the three month period ending January 31, 2010 increased $13.3 million to $78.1 million compared to $64.7 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in volume of sales to new customers.
          Cost of sales for the three month period ending January 31, 2010 increased $15.5 million to $70.3 million compared to $54.8 million for the same period the previous year. This increase is primarily attributable to an increase in overall revenues of $13.3 million and an increase in sales discounts of $1.0 million. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor sales and purchase incentives. Vendor purchase and sales incentives are described above on page 16.
          Gross profit for the three month period ending January 31, 2010 decreased $2.2 million to $7.7 million compared to $9.9 million for the same period the previous year. This decrease is primarily attributable to a decrease in purchase incentives earned by the Company. Gross profit as a percentage of net sales and other revenue was 9.9% compared to 15.4% for the same period the previous year.
          Operating, general and administrative expenses for the three month period ending January 31, 2009 increased $0.4 million to $10.4 million compared to $9.9 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll and payroll taxes of $0.9 million due to the opening of distribution centers in Quincy, Illinois, Mankato, Minnesota, Iowa Falls, Iowa, and Fort Smith, Arkansas. The increases were offset by an increase in marketing income of $0.2 million and a decrease in credit card fees of $0.1 million. The Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. These expenses as a percentage of net sales and other revenue were 13.3% compared to 15.3% for the same period the previous year.
          Operating loss for the three month period ending January 31, 2010 was $2.7 million compared to operating income of $0.01 million for the same period the previous year. The loss was primarily attributable to the increase in operating, general and administrative expenses as noted above and a decrease in gross profit margin of $2.2 million.
          Net loss was $2.4 million compared to $0.03 million loss for the same period the previous year. The net income loss increase was primarily due to an increase in operating loss of $2.7 million.
Operating Segments — three months ended January 31, 2010 as compared to three months ended January 31, 2009
          The Company has three reportable segments: Wholesale Distribution (PVP), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn). The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistic Services segment serves business-to-business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.
          The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 12 of the Company’s Condensed Consolidated Financial Statements at January 31, 2010.
          Wholesale Distribution
          Net sales and other revenue for the three month period ending January 31, 2010 increased by 22.8% or $14.3 million. Net sales and other revenue for the three month period ending January 31, 2010 totaled $77.3 million compared to $62.9 million for the same three month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily from an increase in sales volume to existing customers and new customers.
          Cost of sales for the three month period ending January 31, 2010 increased $18.0 million to $72.3 million compared to $54.3 million for the same period the previous year. As a percentage of revenue, cost of sales increased from 86.3% at January 31, 2009 to 93.6% at January 31, 2010. This increase is directly attributable to an increase in net sales. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
          Gross profit decreased by $3.7 million to $5.0 million compared to $8.6 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to an increase in cost of sales of $18.0 million and offset by the increase in net sales and revenue of $14.3 million. Gross profit as a percentage of total revenue was 6.4% for the three month period ending January 31, 2010 compared to 13.7% for the same three month period in the previous year.
          Operating, general and administrative expenses decreased by $0.9 million to $7.6 million for the three month period ending January 31, 2010 compared to $8.6 million for the previous year. This decrease in operating, general and administrative expenses resulted primarily from an increase in marking income of $0.2 million, and a decrease in bad debt expense of $0.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2010 was 9.8% compared to 13.6% for the three month period ended January 31, 2009.
          Operating loss was $2.6 million for the three month period ending January 31, 2010 compared to operating income of $0.05 million for the previous year. This increase is primarily attributable to a decrease in gross profit of $3.7 million and offset by an increase in billable marking income of $0.2 million and a decrease in bad debt expense of $0.2 million.
          Logistics Services
          The Company provides logistics and distribution services as an added value to its customers. This segment represents a nominal portion of the Company’s revenue and expenses. Net sales and other revenue for the three month period ending January 31, 2010 increased by $0.01 million. Net sales and other revenue for the three month period ending January 31, 2010 totaled $0.07 million compared to $0.06 million for the same period in the previous fiscal year.
          Cost of sales for the three month period ending January 31, 2010 increased $0.009 million to $0.06 million compared to $0.05 million from the same period the previous year. This increase is primarily attributable to an increase in cost of goods sold of $0.009 million. The cost of goods sold includes the Company’s inventory product cost. Gross profit decreased by $0.001 million to $0.009 million during the three month period ending January 31, 2010 compared to $0.01 million for the same period during the previous fiscal year. Operating, general and administrative expenses are nominal for this segment and do not materially impact income.
          Operating income was $0.009 million and $0.01 million for the quarters ended January 31, 2010 and January 31, 2009, respectively.

          Direct Customer Services
          For the three month period ending January 31, 2010, net sales and other revenue increased by 195% or $18.1 million. Net sales and other revenue for the three month period ending January 31, 2010 totaled $27.3 million compared to $9.2 million for the same period the previous year.
          Cost of sales for the three month period ending January 31, 2010 increased by $17.4 million to $25.3 million compared to $7.9 million for the same period the previous year. This increase is primarily attributable to additional sales for the new distribution centers in Quincy, Illinois, Mankato, Minnesota, Iowa Falls, Iowa, and Fort Smith, Arkansas. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
          Gross profit increased by $0.7 million to $2.1 million in the three month period ending January 31, 2010 compared to $1.4 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in net sales and other revenue and offset by the decrease in cost of sales. Gross profit as a percentage of total revenue was 7.7% for the three month period ending January 31, 2010 compared to 15.1% for the three month period ended January 31, 2009.
          Operating, general and administrative expenses increased by $1.4 million to $2.8 million for the three month period ending January 31, 2010 compared to $1.3 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in labor costs of $0.5 million and the operating expenses for the opening of distribution centers in Quincy, Illinois, Mankato, Minnesota, Iowa Falls, Iowa, and Fort Smith, Arkansas. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending January 31, 2010 were 10.1% and compared to 14.5% during the same three month period ending January 31, 2009.
          Operating loss was $0.7 million for the three month period ending January 31, 2010 compared to operating income of $0.05 million for the same period in the previous year. This change is primarily attributable to the increase in operating expenses.
Summary Consolidated Results of Operations Table for six months ended January 31, 2010

	Six Months Ended
	January 31,
	(in thousands)

	2010	2009
Net sales and other revenue	$157,097	$150,522
Cost of sales	141,806	132,398

Gross profit	15,291	18,124
Operating, general and administrative expenses	19,510	20,318

Operating loss	(4,219)	(2,194)
Other expense, net	(615)	(410)
Loss on sale of equipment	—	(29)

Loss before taxes	(4,834)	(2,633)
Income tax benefit	(1,137)	(840)

Net loss	$(3,697)	$(1,793)

Six months ended January 31, 2010 as compared to six months ended January 31, 2009
          Net sales and other revenue for the six month period ending January 31, 2010 increased $6.6 million to $157.1 million compared to $150.5 million for the same period the previous year. The increase in net sales and other revenue resulted primarily due to an increase in the volume of sales to new customers.
          Cost of sales for the six month period ending January 31, 2010 increased $9.4 million to $141.8 million compared to $132.4 million for the same period the previous year. This increase is primarily attributable to additional sales for the new distribution centers in Quincy, Illinois; Mankato, Minnesota; Iowa Falls, Iowa; and Fort

Smith, Arkansas. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor sales and purchase incentives.
          Gross profit for the six month period ending January 31, 2010 decreased $2.8 million to $15.3 million compared to $18.1 million for the same period the previous year. This decrease is primarily attributable to a decrease in vendor sales and purchase incentives earned by the Company. Gross profit as a percentage of net sales and other revenue was 9.7% compared to 12.0% for the same period the previous year.
          Operating, general and administrative expenses for the six month period ending January 31, 2010 decreased $0.8 million to $19.5 million compared to $20.3 million for the same period the previous year. The decrease in operating, general and administrative expenses resulted primarily from a decrease in computer support expense. This decrease is primarily attributable to the decrease in outsourcing of IT projects.
          Operating loss for the six month period ending January 31, 2010 increased to $4.2 million compared to a loss of $2.2 million for the same period the previous year. The Company’s other expense was $0.6 million for the six month period ending January 31, 2010, compared to $0.4 million for the same period the previous year. Interest expense increased to $0.7 million for the six month period ending January 31, 2010, from $0.6 million for the same period in the previous year while interest income decreased to $0.1 million compared to $0.2 million in the prior period. The increase in the Company’s other expense resulted primarily from additional interest paid on our line of credit and fewer finance charges collected on past due accounts. This is due to the transition from First National Bank of Omaha to Wells Fargo and a decrease in accounts receivables.
          Net loss increased by $1.9 million to $3.7 million compared to $1.8 million for the same period the previous year. The net loss increase was primarily due to an increase in cost of sales and a decrease in gross profit.
Operating Segments —Six months ended January 31, 2010 compared to six months ended January 31, 2009
Wholesale Distribution
          Net sales and other revenue for the six month period ending January 31, 2010 increased by 5.9% or $8.7 million. Net sales and other revenue for the six month period ending January 31, 2010 totaled $155.8 million compared to $147.1 million for the same six month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily due to an increase in sales volume to existing customers.
          Cost of sales for the six month period ending January 31, 2010 increased $13.4 million to $145.7 million compared to $132.3 million for the same period the previous year. This increase is primarily attributable to an increase in net sales. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
          Gross profit decreased by $4.7 million to $10.1 million for the six month period ending January 31, 2010 compared to $14.8 million for the same six month period in the prior fiscal year. This decrease is primarily attributable to an increase in cost of sales of $13.4 million and offset by an increase in sales and other revenue of $8.7 million. Gross profit as a percentage of total revenue was 6.4% for the six month period ending January 31, 2010 compared to 10.0% for the same six month period in the previous year.
          Operating, general and administrative expenses decreased by $2.6 million to $14.3 million for six month period ending January 31, 2010 compared to $16.9 million for the previous year. This decrease in operating, general and administrative expenses resulted primarily from decreases in professional services of $0.7 million, operating expense of $0.1 million, marketing of $0.4 million, benefits of $0.5 million, and administrative expenses of $0.04 million. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2010 was 9.2% compared to 11.5% for the six month period ended January 31, 2009.
          Operating loss increased by $2 million to $(4.2) million for the six month period ending January 31, 2010 compared to $(2.2) million for the previous year. This increase is primarily attributable to a decrease in gross profit of $4.7 million and offset by a decrease in professional services of $0.7 million, a decrease in payroll and payroll tax of $0.6 million, and a decrease in credit card fees of $0.2 million.

          Logistics Services
          Net sales and other revenue for the six month period ending January 31, 2010 decreased by $0.002 million. For the six month periods ending January 31, 2010 and 2009, net sales and other revenue totaled $0.1 million. This decrease is primarily attributable to decreased sales to other animal health wholesalers. Cost of sales for the six month period ending January 31, 2010 remained the same at $0.1 million.
          Gross profit decreased by $0.003 million to $0.02 million during the six month period ending January 31, 2010 compared to $0.02 million for the same period during the previous fiscal year. Operating, general and administrative expenses are nominal for this segment and for the six month periods ended January 31, 2010 and 2009. Operating income decreased by $0.003 million to $0.02 million for the six month period ending January 31, 2010 compared to $0.02 million for the same period the previous year.
          Direct Customer Services
          Net sales and other revenue for the six month period ending January 31, 2010 increased by 83.4% or $23.2 million. Net sales and other revenue for the six month period ending January 31, 2010 totaled $50.9 million compared to $27.7 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers.
          Cost of sales for the six month period ending January 31, 2010 increased by $22.5 million to $47.4 million compared to $24.9 million for the same period the previous year. This increase is directly attributable to the increase of cost of goods sold. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.
          Gross profit increased by $0.6 million to $3.5 million in the six month period ending January 31, 2010 compared to $2.9 million for the same period the previous fiscal year. This increase was directly attributable to the increase in sales to new customers. Gross profit as a percentage of total revenue was 7.1% for the six month period ending January 31, 2010 compared to 10.3% for the six month period ended January 31, 2009.
          Operating, general and administrative expenses increased by $1.8 million to $5.2 million for the six month period ending January 31, 2010 compared to $3.4 million for the previous year. The increase in operating, general and administrative expenses resulted in part from an increase in labor costs of $0.5 million and the operating expenses for the opening of distribution centers in Quincy, Illinois; Mankato, Minnesota; Iowa Falls, Iowa; and Fort Smith, Arkansas. Such operating, general and administrative expenses as a percentage of total revenue for the six month period ending January 31, 2010 were 10.2% and compared to 12.1% during the same six month period ending January 31, 2009.
          Operating loss increased by $1.1 million to $1.6 million for the six month period ending January 31, 2010 compared to an operating loss of $0.5 million for the same period in the previous year. This increase is primarily attributable to an increase in operating expenses of $1.8 million and partially offset by an increase of gross profit of $0.7 million.
Seasonality in Operating Results
          The Company’s quarterly sales and operating results have varied in the past and will likely continue to do so in the future. Historically, the Company’s livestock sales are seasonable with peak sales in the spring and fall. The cyclical nature is directly tied to certain medical procedures performed by veterinarians on livestock during these seasons. Companion animal products have a different seasonal nature which minimally overlaps the livestock business cycles. The net result is a reduction of the cyclical seasonal nature of the business. Minimizing the cyclical nature of the Company’s business has allowed for more efficient utilization of all resources.

Liquidity and Capital Resources
          The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At January 31, 2010, there were no additional material commitments for capital expenditures other than as noted below.
          Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.
          Operating Activities. Net cash consumed by operating activities of $2.4 million for the six months ending January 31, 2010, was primarily attributable to an increase in accounts receivable of $4.3 million and an increase in inventory of $1.5 million. These were offset by an increase of $4.9 million in accounts payable. The increase in accounts payable was primary attributed to the increase in purchase on inventory. Net cash consumed by operating activities of $12.2 million for the six months ending January 31, 2009, was primarily attributable to an increase in accounts receivable of $1.2 million, an increase in inventory of $3.5 million, and a decrease of $5.6 million in accounts payable. The increase in accounts receivable was primarily attributable to extended promotional terms.
          Investing Activities. Net cash consumed by investing activities was $0.6 million for the six months ending January 31, 2010 compared to $0.4 million for the six months ending January 31, 2009. During both periods, the Company purchased office, warehouse, and computer equipment and paid premiums for life insurance on the Company’s officers.
          Financing Activities. Net cash provided by financing activities of $8.9 million for the period ending January 31, 2010 was primarily attributable to net loan proceeds of $12.8 million. Net cash provided by financing activities of $14.0 million for the period ending January 31, 2009 was primarily attributable to net loan proceeds of $14.3 million.
Off-Balance Sheet Arrangements
          At January 31, 2010, the Company did not have any off-balance sheet arrangements.
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
Major Customers, Major Suppliers and Credit Concentrations
          Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 53.3% and 52.7% of all purchases for the six month periods ending January 31, 2010 and at January 31, 2009, respectively.
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
Pension Accounting
          For the six months ended January 31, 2010 and 2009, benefits accrued and expensed were $0.2 million and $0.2 million, respectively. The plan is an unfunded supplemental executive retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2.8 million and $2.7 million at January 31, 2010 and July 31, 2009, respectively.

Recent Accounting Changes
          In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references and GAAP in its financial statements issued for the period ended January 31, 2010. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.
          From November 2006 until January 2010, the Company and its subsidiaries borrowed funds from FNB. Pursuant to the terms of the loan documents, FNB loaned to the Company and its subsidiaries up to $42.2 million, which included a $37.5 million revolving loan facility and a $4.7 million term loan facility. The Term Note was amortized over a ten year period and its interest rate was fixed at 7.35% per annum. Installments of principal and interest in the amount of $55,282 were payable monthly. Effective August 21, 2009, the Company and its subsidiaries could borrow up to $37.5 million pursuant to the Revolving Note with FNB. Advances were used by the Company for working capital. The termination date of December 1, 2009, was extended until February 1, 2010. Interest was paid at a variable rate, reset daily equal to the LIBOR Rate as determined by FNB plus (i) 1.25% per annum when the cash flow leverage ratio is less than or equal to 3.00 to 1.00 or (ii) 1.50% per annum when the cash flow leverage ratio is more than 3.00 to 1.00. Effective December 1, 2009 interest was paid at the higher of available rate 1.5% plus LIBOR or (iii) a fixed rate of 5% per annum. These notes were paid off on January 29, 2010 and the Company incurred a prepayment fee of $0.2 million in connection with the payoff of the Term Note.
          On January 29, 2010, the Company executed a Credit and Security Agreement with Wells Fargo Bank, National Association with a maturity date of January 31, 2013. The Company may borrow up to $40.0 million pursuant to the Revolving Note. The initial advance was used to repay the Term and Revolving Notes with FNB. Going forward, advances will be used by the Company for working capital. Interest is paid at a variable rate, reset daily, equal to the daily three month London Interbank Offered Rate (LIBOR) rate plus a margin of either (i) 3.50% or (ii) 3.0%, if for the Company’s fiscal year ending July 31, 2010, the Company attains a certain debt service coverage ratio and meets a net income requirement. Upon an event of default, the Revolving Note shall bear interest at the daily three month LIBOR rate plus the Margin plus 3.00% per annum. As of January 31, 2010, the variable interest rate at which the Revolving Note accrued interest was 3.75% and the Company had approximately $33.1 million outstanding thereunder
          The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in the market interest rates. If interest rates on variable debt rose .375 percentage points (a 10% change from the interest rate as of January 31, 2010), assuming no change in the Company’s outstanding balance under the line of credit (approximately $33.1 million as of January 31, 2010), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.1 million.
ITEM 4T: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Under the direction of the Chief Executive Officer and Chief Financial Officer, the Company evaluated its disclosure controls and procedures, did not identify any material weaknesses, and believes that its disclosure controls and procedures were effective at January 31, 2010.
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
Changes in Internal Controls
          During the quarter ended January 31, 2010, there were no significant changes in our internal control over financial reporting that have materially affected or that are reasonably likely to affect the Company’s internal control over financial reporting.
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
PART II
OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
          The Company previously reported the litigation with IVESCO Holdings, LLC in its Form 10-Q for the period ended April 30, 2009 and its Form 10-K for the year ended July 31, 2009. In addition to IVESCO litigation, the Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions may result in lawsuits where the Company is a defendant. Management believes that the ultimate obligations, if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.
ITEM 1A: RISK FACTORS
          There have been no material changes to the risk factors as previously disclosed in the Company’s Form 10-K for the year ended July 31, 2009
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians such as a partnership or corporation. Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the

Company at the same $3,000 price. On January 31, 2010, there were 1,916 record holders of the Company’s common stock.
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
          During the quarter ended January 31, 2010, the Company repurchased 16 shares of its common stock as set forth in the following table:
Purchases of Equity Securities by the Company and Affiliated Purchasers:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares That May Yet Be
	Total Number		Part of Publicly	Purchased Under the
	Of Shares	Average Price	Announced Plans or	Plans or
Period	Purchased	Paid Per Share	Programs	Programs(1)
November 1 – November 30, 2009	4	$2,500	—	1,928
December 1 – December 31, 2009	7	$3,000	—	1,921
January 1 – January 31, 2010	5	$3,000	—	1,916

Total:	16	$2,875

(1)	The maximum number of shares that may be purchased by the Company varies from time to time because of the on-going redemption of shares.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4: [REMOVED AND RESERVED]
ITEM 5: OTHER INFORMATION
Submission of Matters to a Vote of Security Holders.
     The Company held its Annual Meeting of Shareholders on January 8, 2010, for the purpose of electing two Class I Directors to serve until the annual meeting held in 2013. Proxies for the meeting were solicited pursuant to Section 14(a) of the Exchange Act, and there was no solicitation in opposition to management’s nominees. Each of management’s nominees for director as listed in the Proxy Statement was elected.
     The voting tabulation on Proposal 1 for the election of directors was as follows:

	Shares Voted	Shares Voted
Director	“FOR”	“WITHHOLD”
Eileen Sam Holly Morris, D.V.M.	959	34
Thomas E. Wakefield, D.V.M.	964	29
Entry into a Material Agreement
     The following disclosure is provided pursuant to Items 1.01 (Entry Into a Material Definitive Agreement) and 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant) of Form 8-K.
     On March 15, 2010, the Company and its wholly-owned subsidiaries, ProConn, LLC and Exact Logistics, and Wells Fargo executed the First Amendment and Waiver to Credit and Security Agreement (the “Amendment”). The Amendment amends that certain Credit and Security Agreement dated January 29, 2010 (the “Credit Agreement”).
     The Company and Wells Fargo amended the Credit Agreement to, among other things, waive the Company’s default under the Credit Agreement and amend the floating interest rate. Effective March 1, 2010, interest shall be paid at a variable rate, reset daily, equal to the daily three month London Interbank Offered Rate (LIBOR) rate plus a margin of 5.50%. The Company also agreed to retain a management consultant to evaluate and assess the business of the Company.
     The foregoing description of the Amendment is qualified in its entirety by reference to the complete terms and conditions of such document, which shall be filed as an exhibit to the Company’s Form 10-Q for the period ended April 30, 2010.
ITEM 6: EXHIBITS

Exhibit No.		Description
3.1		Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd.(1)

3.2		Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

3.3		Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

4.1		Certificate of Professional Veterinary Products, Ltd. (4)

4.2		Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3		Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.4		Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

10.1		Credit and Security Agreement dated January 29, 2010, between Professional Veterinary Products, Ltd.and Wells Fargo Bank, National Association (#) (***)

10.2		Promissory Note for the benefit of Wells Fargo Bank, National Association (#)

31.1	(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CEO (#)

31.1	(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s CFO (#)

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s CEO and CFO (#)

(#)	Filed herewith.
(***)	Portions of this exhibit has been redacted pursuant to a request for confidential treatment.
The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:
(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.

(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 17, 2010	PROFESSIONAL VETERINARY PRODUCTS, LTD.

	By:	/s/ Stephen J. Price
Stephen J. Price, President and Chief Executive Officer

	By:	/s/ Tara Chicatelli
Tara Chicatelli, Chief Financial Officer