Form 10-Q
period 2010-04-30
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2010-06-21
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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
Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date (May 31, 2010).
Common Stock, $1.00 par value, 1,895

PROFESSIONAL VETERINARY PRODUCTS, LTD.
INDEX TO 10-Q FOR THE QUARTERLY
PERIOD ENDED APRIL 30, 2010

ITEM 1: FINANCIAL STATEMENTS
PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Balance Sheets
As of April 30, 2010 (unaudited) and July 31, 2009
(in thousands, except share data)

	April 30,	July 31,
	2010	2009
ASSETS
CURRENT ASSETS
Cash	$4,865	$1,408
Accounts receivable, net of allowance: $537 and $305, respectively	32,476	24,227
Accounts receivable, related parties	603	348
Inventory, net of allowance: $181 and $127, respectively	35,780	37,107
Deferred tax asset	494	952
Other current assets	721	3,518

Total current assets	74,939	67,560

NET PROPERTY AND EQUIPMENT	8,068	8,718

OTHER ASSETS
Intangible assets, less accumulated amortization, $43 and $10, respectively	187	30
Investment in unconsolidated affiliates	144	144
Cash value of life insurance	2,923	2,826
Deferred tax asset	3,519	446
Other assets	9	9

Total other assets	6,782	3,455

TOTAL ASSETS	$89,789	$79,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Note payable, bank	$22,099	$20,287
Current portion of long-term debt and capital lease obligation	—	400
Current portion of accrued retirement benefits	243	243
Accounts payable	48,764	29,043
Accounts payable, related parties	1,042	845
Interest rate swap	—	111
Other current liabilities	3,313	3,656

Total current liabilities	75,461	54,585

LONG-TERM LIABILITIES
Long-term debt	—	3,370
Accrued retirement benefits	2,770	2,811

Total long-term liabilities	2,770	6,181

TOTAL LIABILITIES	78,231	60,766

COMMITMENTS AND CONTINGENT LIABILITIES — SEE NOTE 10
STOCKHOLDERS’ EQUITY
Common stock, $1 par value; authorized 30,000 shares; issued and outstanding, 1,898 and 1,948, respectively shares	2	2
Additional paid-in capital	5,631	5,779
Retained earnings	6,219	13,562
Accumulated other comprehensive loss	(294)	(376)

Total stockholders’ equity	11,558	18,967

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,789	$79,733

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Loss and Comprehensive Loss
Three and Nine month Periods Ended April 30, 2010 and 2009
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine months Ended
	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009
NET SALES AND OTHER REVENUE	$88,744	$75,291	$245,841	$225,813

COST OF SALES	80,727	67,376	222,534	199,774

Gross profit	8,017	7,915	23,307	26,039

OPERATING GENERAL AND ADMINISTRATIVE EXPENSES	12,899	9,662	32,409	30,009

Operating loss	(4,882)	(1,747)	(9,102)	(3,970)

OTHER INCOME (EXPENSE)
Interest income	64	98	181	292
Interest expense	(361)	(250)	(1,092)	(854)

Other expense — net	(297)	(152)	(911)	(562)

Loss before income taxes	(5,179)	(1,899)	(10,013)	(4,532)

Income tax benefit	(1,533)	(753)	(2,670)	(1,593)

NET LOSS	$(3,646)	$(1,146)	$(7,343)	$(2,939)

LOSS PER COMMON SHARE	$(1,915.92)	$(581.43)	$(3,824.48)	$(1,471.71)

Weighted average common shares outstanding	1,903	1,971	1,920	1,997

COMPREHENSIVE LOSS
Net loss	$(3,671)	$(1,146)	$(7,368)	$(2,939)
Other comprehensive income (loss):
Adjustment for net periodic pension benefit cost, net of tax	5	6	15	18
Adjustment for mark-to-market value of swap, net of tax	—	29	67	(97)

Total comprehensive loss	$(3,666)	$(1,111)	$(7,286)	$(3,018)

SUPPLEMENTAL INFORMATION

Net sales and other revenue — related parties	$1,139	$716	$3,168	$3,566

Purchases — related parties	$4,580	$2,032	$8,226	$8,587
See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statement of Stockholders’ Equity
Nine month Period Ended April 30, 2010
(unaudited)
(in thousands, except per share data)

					Accumulated
	Common		Additional		Other
	Shares	Common	Paid-in	Retained	Comprehensive
	Issued	Stock	Capital	Earnings	Loss	Total
BALANCE AT AUGUST 1, 2009	1,948	$2	$5,779	$13,562	$(376)	$18,967
Redemption of stock	(50)	—	(148)	—	—	(148)
Change in unrecognized pension cost, net of tax of $10	—	—	—	—	15	15
Change in mark-to-market interest rate swap, net of tax of $44	—	—	—	—	67	67
Net loss	—	—	—	(7,343)		(7,343)

BALANCE AT APRIL 30, 2010	1,898	$2	$5,631	$6,219	$(294)	$11,558

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Condensed Consolidated Statements of Cash Flows
Nine month Periods Ended April 30, 2010 and 2009
(unaudited)
(in thousands, except per share data)

	April 30,	April 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,343)	$(2,939)

Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,174	1,370
Loss on sale of assets	—	26
Retirement benefits	(15)	166
Deferred income tax	(2,670)	(257)
Allowance for doubtful accounts	232	413
Allowance for obsolete inventory	54	(53)
(Increase) decrease in:
Receivables	(8,736)	(4,519)
Inventory	1,273	(5,359)
Other current assets	2,797	(1,176)
Other assets	—	2
Increase (decrease) in:
Accounts payable	19,920	9,636
Other current liabilities	(345)	207

Total adjustments	13,684	456

Net cash provided by (used in) operating activities	6,341	(2,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(481)	(337)
Increase in cash value of life insurance	(97)	(453)
Purchase of intangible assets	(200)	—

Net cash used in investing activities	(778)	(790)

CASH FLOWS FROM FINANCING ACTIVITIES
Net short-term borrowings	1,812	5,141
Principal payments on long-term debt and capital lease obligations	(3,770)	(274)
Payments for redemption of common stock	(148)	(218)

Net cash provided by (used in) financing activities	(2,106)	4,649

Net increase in cash	3,457	1,376
Cash at beginning of period	1,408	1,985

Cash at end of period	$4,865	$3,361

Supplemental disclosure of cash flow information:
Interest paid	$996	$877

Income taxes refunded	$(2,544)	$(182)

Non-cash periodic pension cost	$25	$18

Non-cash unrealized (loss) gain on interest rate swap	$111	$(97)

See notes to the condensed consolidated financial statements.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2010 (unaudited)
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
     The results of operations and cash flows for the nine months ended April 30, 2010 are not necessarily indicative of the results to be expected for the fiscal year ending July 31, 2010 or any other period.
NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS:
     In June 2009, the Financial Accounting Standards Board (FASB) issued FASB ASC 105, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (Codification) as the only source of authoritative generally accepted accounting principles (GAAP) in the United States, except that rules and interpretive releases issued by the Securities and Exchange Commission (SEC) also are sources of authoritative GAAP for SEC registrants. Subsequent to the issuance of FASB ASC 105, the FASB will no longer issue Statements, Staff Positions, or Emerging Issues Task Force Abstracts, but will issue Accounting Standards Updates (ASU) which will amend the Codification. The adoption of this statement did not impact the Company’s consolidated financial position, results of operations or cash flows.
     In February 2010, the FASB issued ASU 2010-09, Subsequent Events Amendments to Certain Recognition and Disclosure Requirements. This update removes the requirement for an SEC filer to disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date the financial statements were issued in both issued and revised financial statements. This update became effective for the Company upon its issuance, and upon adoption, did not impact the Company’s consolidated financial position, results of operations or cash flows.

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2010 (unaudited)
(in thousands, except per share data)
NOTE 3 — PROPERTY AND EQUIPMENT:
     Major classes of property and equipment consist of the following:

	April 30,	July 31,
	2010	2009
Land	$1,762	$1,762
Buildings	5,217	5,217
Leasehold improvements	606	606
Equipment	11,505	11,140

	19,090	18,725
Less — Accumulated depreciation	11,327	10,196

	7,763	8,529
Construction in progress	305	189

Net property, plant, and equipment	$8,068	$8,718

NOTE 4 — LINE OF CREDIT:
     Until January 29, 2010, the Company had a revolving line of credit with First National Bank of Omaha (FNB) that provided for borrowings up to $37,500. The short-term borrowing amount outstanding under this credit facility was $20,287 at July 31, 2009. The credit agreement expired on December 1, 2010, but was extended until February 1, 2010. Prior to the extension, interest was payable at 1.25% or 1.50% over the London InterBank Offered Rate (LIBOR), depending on the Company’s cash flow leverage ratio, and under the extension, interest was payable at 1.5% plus LIBOR or 5%, whichever was higher. The line of credit was secured by substantially all of the assets of the Company and its subsidiaries. The credit agreement contained certain covenants related to financial ratios and restricted the Company from paying dividends.
     On January 29, 2010, the Company executed a Credit and Security Agreement (Credit Agreement) with Wells Fargo Bank, National Association (Lender). The Lender may loan up to forty million dollars ($40,000), in accordance with the terms of the Revolving Note, which is secured by substantially all of the assets of the Company and its subsidiaries. Under the Revolving Note, the Lender shall provide advances to the Company, which may be used as needed by the Company through the maturity date of January 31, 2013. The initial proceeds of the revolving loan facility were used to payoff the Company’s indebtedness to its prior lender, including a prepayment penalty on the term-debt portion, and the remaining proceeds were used to provide working capital support. At April 30, 2010, the Company has $22,100 outstanding under the revolving loan facility. From January 29, 2010 to February 28, 2010, interest was paid at a variable rate, reset daily, equal to the daily three month LIBOR rate plus a margin of 3.50% (see below). Availability on the revolving loan facility is limited based on certain advance rates for inventory and accounts receivable and is further reduced by reserves as established by the Lender. The Credit Agreement includes a lock-box arrangement, requires an unused line fee of 0.50% per annum payable monthly and includes a minimum interest charge of $300 per annum. The Company also incurred a non-refundable origination fee of $200 upon the execution of the agreement. The Credit Agreement imposes certain financial covenants, which require that the Company achieve certain net loss thresholds for designated periods through and including October 31, 2010. These loss thresholds are ($2,500) as of January 31, 2010; ($1,600) as of April 30, 2010; zero as of July 31, 2010 and ($500) as of October 31, 2010. The Credit Agreement also requires that the Company maintain, as of its fiscal year ending July 31, 2010, a debt service coverage ratio of 1.25 to 1, and that the Company not incur or contract to incur capital expenditures exceeding a specified amount during any fiscal year.
     On March 15, 2010, the Company, its wholly-owned subsidiaries, and Lender executed the First Amendment and Waiver to Credit and Security Agreement (the Amendment). The Company and Lender amended the Credit Agreement to, among other things, waive the Company’s default under the Credit Agreement at January 31, 2010 and amend the floating interest rate. Effective March 1, 2010, interest is paid at a variable rate, reset

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2010 (unaudited)
(in thousands, except per share data)
daily, equal to the daily three month London Interbank Offered Rate (LIBOR) rate plus a margin of 5.50%. The Company also agreed to retain a management consultant to evaluate and assess the business of the Company.
     At April 30, 2010, the Company failed to comply with the net loss covenant, and under the terms of the Credit Agreement, is in default. As a result of the default, the Lender may declare all amounts owed under the Credit Agreement immediately due and payable. Should the Lender demand payment, the Company currently would be unable to repay the amounts due. As a result, the Lender could, among other remedies, foreclose on the Company’s collateral, which would have a material adverse effect on the Company’s business, results of operations, and ability to continue as a going concern. Although the Lender has the right to demand payment, the Company has not received any indication from the Lender that it intends to take such action. The Company is currently in discussions with the Lender and on or before June 30, 2010, expects to enter into a forbearance agreement covering periods after January 31, 2010.
NOTE 5 — EARNINGS PER SHARE:
     FASB ASC 260-10, Earnings per Share, promulgates accounting standards for the computation and manner of presentation of the Company’s earnings per share data. Under this Section, the Company is required to present basic and diluted earnings per share. Basic earnings per share is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. There are no securities that are convertible to common stock that would cause further dilution. The weighted average number of common shares outstanding was 1,903 and 1,971 for the three month periods ended April 30, 2010 and 2009, respectively, and 1,920 and 1,997 for the nine month periods then ended, respectively.
NOTE 6 — COMMON STOCK:
     The Company is authorized to issue 30,000 shares of common stock with a par value of $1.00. There were 1,898 and 1,964 issued and outstanding shares at April 30, 2010 and July 31, 2009, respectively. Holders of common stock are entitled to one vote for each share. They are also entitled to their pro rata share of dividends, if and when, declared and in the event of liquidation or dissolution, their pro rata share of monies after liabilities. Shareholders are not permitted to sell, transfer or otherwise dispose of their stock except by a sale back to the Company.
NOTE 7 — INCOME TAXES:
     The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes. FASB ASC 740 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value. As of April 30, 2010, the Company recorded a valuation allowance of approximately $1,000. No valuation allowance was recorded as of July 31, 2009.
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2010 (unaudited)
(in thousands, except per share data)
management believes the accrual for income taxes reflects the most probable outcome. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for fiscal years prior to July 31, 2006.
     The Company’s policy is to classify interest expense and any penalties related to income tax uncertainties as a component of income tax expense. There was no interest expense, net of tax benefits, or penalty relating to tax uncertainties recognized in the Condensed Consolidated Statements of Loss and Comprehensive Loss for the nine months ended April 30, 2010 or 2009. There were no accrued interest and penalties related to income tax uncertainties reported on the Condensed Consolidated Balance Sheet at April 30, 2010 and July 31, 2009.
NOTE 8 — POST RETIREMENT BENEFITS:
     For the nine months ended April 30, 2010 and 2009, benefits accrued and expensed were $171 and $243, respectively, for the Company’s Supplemental Executive Retirement Plan (SERP). The plan is an unfunded supplemental executive retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2,807 and $2,709 at April 30, 2010 and July 31, 2009, respectively.
     Net periodic benefit costs for the Company’s SERP for the three and nine month periods ended April 30, 2010 and April 30, 2009, include the following components:

	Three Months Ended		Nine months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Service Cost	$8	$24	$24	$73
Interest Cost	41	46	122	139
Amortization of prior losses	—	2	—	5
Amortization of unrecognized prior service costs	8	9	25	26

Net periodic benefit cost	$57	$81	$171	$243

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
Notes to Condensed Consolidated Financial Statements
January 31, 2010 (unaudited)
(in thousands, except per share data)
NOTE 9 — DERIVATIVE FINANCIAL INSTRUMENTS (continued):
     The table below presents certain information about the Company’s interest rate swap agreement designated as a cash flow hedge. The Company did not have any derivative instruments at April 30, 2010, that were not designated as hedging instruments under FASB ASC 815-25, Derivative Instruments and Hedging Activities.

	April 30, 2010	July 31, 2009
Fair Value of interest rate swap agreement	N/A	$(111)
Balance sheet location of fair value amount	N/A	Current Liabilities
Gain (loss) recognized in other comprehensive income (effective portion-net of tax)	$(67)	$(67)
Loss reclassified from accumulated other comprehensive income into income (effective portion)	$(96)	$(162)
Location of loss reclassified from accumulated other comprehensive income into income	Interest Expense	Interest Expense
Gain or loss recognized in income (ineffective portion and amount excluded from effectiveness testing)	$—	$—
Location of gain (loss) recognized in income (ineffective portion and amount excluded from effectiveness testing)	—	—
NOTE 10 — COMMITMENTS AND CONTINGENT LIABILITIES:
     Stock Redemption — The Bylaws grant the Company discretion to repurchase shares of common stock at the time of the shareholder’s request for redemption. The Company may, but is not obligated to, repurchase such shares. See Note 6 for additional information.
     Major Customers, Major Suppliers and Credit Concentrations — Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 52.8% and 54.1% of all purchases for the nine month periods ended April 30, 2010 and April 30, 2009, respectively.
     Litigation — On April 7, 2009, IVESCO Holdings, LLC (IVESCO) filed a lawsuit in the United States District Court for the Northern District of Iowa, Case No. 1:09CV52, against the Company and its wholly owned subsidiary, ProConn LLC (ProConn). IVESCO alleged that the Company conspired with certain departing IVESCO employees to “take over or steal” the IVESCO swine business through the simultaneous departure of most of the employees in the swine division. IVESCO also alleged a conspiracy to unfairly compete, tortious interference with business expectancies between IVESCO and its customers and employee relationships, aiding and abetting an alleged breach of duty by former IVESCO employees, and unjust enrichment by the receipt of sales revenue without payment of fair value. IVESCO sought damages in an unstated amount, the imposition of a constructive trust upon earnings of the Company’s swine product sales, restitution by disgorgement of profits, interest, punitive damages, costs and attorney fees. The Company filed a responsive pleading denying the allegations and vigorously defended against IVESCO’s claims. On May 12, 2010 the lawsuit was resolved pursuant to the terms of a confidential settlement agreement and on May 20, 2010, the lawsuit was dismissed by the court.
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
January 31, 2010 (unaudited)
(in thousands, except per share data)
     At April 30, 2010, the Company accrued a liability of $2,500 for estimated loss contingencies, including any outstanding litigation.
     Other — The Company is currently involved in discussions with its Lender and on or before June 30, 2010, expects to enter into a forbearance agreement covering periods after January 31, 2010. The financial statements have been prepared assuming the Company will continue as a going concern, realizing assets and liquidating liabilities under existing contractual terms and in the ordinary course of business. Any requirement to realize assets and satisfy liabilities in other than the ordinary course of business in order to provide liquidity could result in losses not reflected in these financial statements.
NOTE 11 — SEGMENT INFORMATION:
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

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2010 (unaudited)
(in thousands, except per share data)
          The following table summarizes the Company’s operations by business segment:

			Direct		Condensed
	Wholesale	Logistics	Customer		Consolidated
	Distribution	Services	Services	Eliminations	Total
Three months ended April 30, 2010
Net sales and other revenue	$81,947	$58	$29,644	$(22,905)	$88,744
Cost of sales	79,593	49	27,874	(26,789)	80,727
Operating, general and administrative expenses	7,239	—	5,660	—	12,899
Operating income (loss)	(4,885)	9	(3,890)	(3,884)	(4,882)
Income (loss) before taxes	$(5,179)	$9	$(3,893)	$(3,884)	$(5,179)

Three months ended April 30, 2009
Net sales and other revenue	$74,489	$84	$9,863	$(9,145)	$75,291
Cost of sales	68,109	72	9,022	(9,827)	67,376
Operating, general and administrative expenses	8,114	—	1,548	—	9,662
Operating income (loss)	(1,735)	12	(708)	684	(1,747)
Income (loss) before taxes	$(1,899)	$12	$(696)	$684	$(1,899)

Nine months ended April 30, 2010
Net sales and other revenue	$237,765	$180	$80,590	$(72,694)	$245,841
Cost of sales	225,278	154	75,263	(78,161)	222,534
Operating, general and administrative expenses	21,586	—	10,823	—	32,409
Operating income (loss)	(9,099)	26	(5,496)	(5,467)	(9,102)
Income (loss) before taxes	$(10,013)	$26	$(5,493)	$(5,467)	$(10,013)
Business segment assets	$89,542	$421	$12,791	$(12,965)	$89,789

Nine months ended April 30, 2009
Net sales and other revenue	$221,584	$208	$37,639	$(33,618)	$225,813
Cost of sales	200,425	176	33,928	(34,755)	199,774
Operating, general and administrative expenses	25,088	—	4,921	—	30,009
Operating income (loss)	(3,929)	32	(1,210)	1,137	(3,970)
Income (loss) before taxes	$(4,532)	$32	$(1,169)	$1,137	$(4,532)
Business segment assets	$92,206	$382	$11,570	$(11,161)	$92,997

PROFESSIONAL VETERINARY PRODUCTS, LTD.
Notes to Condensed Consolidated Financial Statements
April 30, 2010 (unaudited)
(in thousands, except per share data)
NOTE 12 — SIGNIFICANT ESTIMATES AND CONCENTRATIONS
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
          Current economic and financial market conditions could adversely affect our results of operation in future periods. The current instability in the financial markets may make it difficult for the Company or certain of its customers to obtain financing, which may significantly impact the volume of future sales which could have an adverse impact on the Company’s future operating results and the Company’s liquidity.
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

          We generate a significant portion of our net sales and other revenue by providing pharmaceuticals, vaccines, supplies, equipment and other animal health related items to our customers through our wholesale distribution segment. The main factor that impacts our net sales and other revenue is the Company’s ability to offer a broad product line combined with our excellent and knowledgeable customer service. For the three month period ending April 30, 2010, a majority of our sales and other revenue was derived from the Wholesale Distribution Segment, and approximately 33.5% were derived from Direct Customer Services segment.
          During the quarter ended April 30, 2010, the Company’s net sales and other revenues increased by $13.5 million or 17.9% and cost of sales increased by $13.4 million or 19.9%, resulting in an increase of gross profit of $0.1 million, or 0.8% of gross profit. The increase of cost of sales is primarily attributed an increase in sales for ProConn of $20.1 million. For the quarter, net loss was $3.6 million compared to net loss of $1.1 million in the prior comparative period. The net loss resulted primarily from an increase of litigation expenses and costs of $2.6 million.
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
          Current Assets
          During the nine month period ending April 30, 2010, the Company’s current assets increased $7.4 million primarily due to an additional $3.5 million of cash and an increase to accounts receivable of $8.2 million. These increases were offset by a decrease in inventory of $1.3 million and a decrease of $2.8 million in other current assets. Other current assets include prepaid insurance, prepaid income tax and sales tax receivable. The increase in accounts receivable is related to the increase in sales.
          Current Liabilities
          During the nine month period ending April 30, 2010, the Company’s current liabilities increased $20.9 million due to an increase in accounts payable of $19.8 million and an increase in notes payable of $1.8 million.
          Results of Operations
          The following discussion is based on the historical results of operations for the three month periods ended April 30, 2010 and 2009.
Summary Condensed Consolidated Results of Operations Table for Three Months Ended April 30, 2010

	Three Months Ended
	April 30,
	(in thousands)
	2010	2009
Net sales and other revenue	$88,744	$75,291
Cost of sales	80,727	67,376

Gross profit	8,017	7,915
Operating, general and administrative expenses	12,899	9,662

Operating income (loss)	(4,882)	(1,747)
Interest expense, net	(297)	(152)
Other expense	—	—

Loss before taxes	(5,179)	(1,899)
Income tax benefit	(1,533)	(753)

Net loss	$(3,646)	$(1,146)

Three months ended April 30, 2010 as compared to three months ended April 30, 2009
          Net sales and other revenue for the three month period ending April 30, 2010 increased $13.4 million to $88.7 million compared to $75.3 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in volume of sales to new customers.
          Cost of sales for the three month period ending April 30, 2010 increased $13.3 million to $80.7 million compared to $67.4 million for the same period the previous year. This increase is primarily attributable to an increase in overall revenues. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor sales and purchase incentives. Vendor purchase and sales incentives are described above on page 15.
          Gross profit for the three month period ending April 30, 2010 increased $0.1 million to $8.0 million compared to $7.9 million for the same period the previous year. Gross profit as a percentage of net sales and other revenue was 9.0% compared to 10.5% for the same period the previous year. This increase is primarily attributable to an increase in net sales and other revenue.
          Operating, general and administrative expenses for the three month period ending April 30, 2010 increased $3.2 million to $12.9 million compared to $9.7 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in payroll and payroll taxes of $1.0 million due to the opening of distribution centers in Quincy, Illinois, Mankato, Minnesota, Iowa Falls, Iowa, and Fort Smith, Arkansas and legal and other costs associated with the IVESCO litigation. The Company’s long-term strategy is to utilize competitive pricing with operational efficiencies to compete in today’s marketplace. To further this strategy, the Company is developing a pricing strategy with forecasting and predictive modeling capabilities, which the Company anticipates will allow it to respond to the continually changing market conditions. These expenses as a percentage of net sales and other revenue were 14.6% compared to 12.8% for the same period the previous year.
          Operating loss for the three month period ending April 30, 2010 was $4.9 million compared to operating loss of $1.7 million for the same period the previous year. The loss was primarily attributable to the increase in operating, general and administrative expenses as noted above.
          Net loss was $3.6 million compared to $1.1 million loss for the same period the previous year. The net income loss increase was primarily due to an increase in operating loss of $3.1 million.
Operating Segments — three months ended April 30, 2010 as compared to three months ended April 30, 2009
          The Company has three reportable segments: Wholesale Distribution (PVP), Logistics Services (Exact Logistics), and Direct Customer Services (ProConn). The Wholesale Distribution segment is a wholesaler of animal health products to veterinarians. This segment distributes products primarily to Company shareholders, who are licensed veterinarians or business entities comprised of licensed veterinarians. The Logistics Services segment provides animal health products to other animal health wholesalers. The Logistic Services segment serves business-to-business type transactions. The Direct Customer Services segment is a supplier of animal health products to the producer or consumer. Animal health products are shipped to locations closer to the final destination. The segment’s trucking operations transport the products directly to the producer or consumer.
          The Company’s reportable segments are strategic business units that serve different types of customers in the animal health industry. The separate financial information of each segment is presented consistent with the way results are regularly evaluated by the Company’s management, who decides how to allocate resources and assesses performance. For additional quantitative segment information, see Note 12 of the Company’s Condensed Consolidated Financial Statements at April 30, 2010.
          Wholesale Distribution
          Net sales and other revenue for the three month period ending April 30, 2010 increased by 10.0% or $7.4 million. Net sales and other revenue for the three month period ending April 30, 2010 totaled $81.9 million compared to $74.5 million for the same three month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily from an increase in sales volume to existing customers and new customers.
          Cost of sales for the three month period ending April 30, 2010 increased $11.5 million to $79.6 million compared to $68.1 million for the same period the previous year. As a percentage of revenue, cost of sales increased from 91.4% at April 30, 2009 compared to 97.2% at April 30, 2010. This increase is directly attributable to an increase in net sales and a decrease in vendor sales margins and incentives. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
          Gross profit decreased by $4.0 million to $2.3 million compared to $6.4 million for the same three month period in the prior fiscal year. This decrease is primarily attributable to an increase in cost of sales of $11.5 million and offset by the increase in net sales and revenue of $7.4 million. Gross profit as a percentage of total revenue was 2.9% for the three month period ending April 30, 2010 compared to 8.6% for the same three month period in the previous year.
          Operating, general and administrative expenses decreased by $0.9 million to $7.2 million for the three month period ending April 30, 2010 compared to $8.1 million for the previous year. This decrease in operating, general and administrative expenses resulted primarily from a decrease in pharmacy fees of $0.2 million,and a decrease in marketing expense of $0.2 million, and a decrease in other marketing income of $0.2 million. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2010 was 8.9% compared to 10.9% for the three month period ended April 30, 2009.
          Operating loss was $4.9 million for the three month period ending April 30, 2010 compared to operating loss of $1.7 million for the previous year. This increase is primarily attributable to a decrease in gross profit of $4.0 million and offset by a decrease in operating, general and administrative expense of $0.9 million.
          Logistics Services
          The Company provides logistics and distribution services as an added value to its customers. This segment represents a nominal portion of the Company’s revenue and expenses. Net sales and other revenue for the three month period ending April 30, 2010 decreased by $0.03 million. Net sales and other revenue for the three month period ending April 30, 2010 totaled $0.06 million compared to $0.08 million for the same period in the previous fiscal year.
          Cost of sales for the three month period ending April 30, 2010 decreased $0.02 million to $0.05 million compared to $0.07 million from the same period the previous year. This decrease is primarily attributable to a decrease in cost of goods sold of $0.02 million. The cost of goods sold includes the Company’s inventory product cost. Gross profit decreased by $0.003 million to $0.01 million during the three month period ending April 30, 2010 compared to $0.01 million for the same period during the previous fiscal year. Operating, general and administrative expenses are nominal for this segment and do not materially impact income.
          Operating income was $0.01 million and $0.01 million for the quarters ended April 30, 2010 and April 30, 2009, respectively.
          Direct Customer Services
          For the three month period ending April 30, 2010, net sales and other revenue increased by 199.0% or $19.7 million. Net sales and other revenue for the three month period ending April 30, 2010 totaled $29.6 million compared to $9.9 million for the same period the previous year. The increase in net sales and other revenues is due to continuing growth in sales and new customers.
          Cost of sales for the three month period ending April 30, 2010 increased by $18.9 million to $27.9 million compared to $9.0 million for the same period the previous year. This increase is primarily attributable to additional sales for the new distribution centers in Quincy, Illinois, Mankato, Minnesota, Iowa Falls, Iowa, and Fort Smith, Arkansas. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.

          Gross profit increased by $1.0 million to $1.8 million in the three month period ending April 30, 2010 compared to $0.8 million for the same period the previous fiscal year. This increase was primarily attributable due to the increase in net sales and other revenue and offset by the decrease in cost of sales. Gross profit as a percentage of total revenue was 6.0% for the three month period ending April 30, 2010 compared to 8.5% for the three month period ended April 30, 2009.
          Operating, general and administrative expenses increased by $4.1 million to $5.6 million for the three month period ending April 30, 2010 compared to $1.5 million for the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in labor costs and associated taxes of $1.1 million and the operating expenses for the opening of distribution centers in Quincy, Illinois, Mankato, Minnesota, Iowa Falls, Iowa, and Fort Smith, Arkansas, an increase in legal and other costs related to litigation. Such operating, general and administrative expenses as a percentage of total revenue for the three month period ending April 30, 2010 were 19.1% compared to 15.7% during the same three month period ending April 30, 2009.
          Operating loss was $3.9 million for the three month period ending April 30, 2010 compared to operating loss of $0.7 million for the same period in the previous year. This change is primarily attributable to the increase in operating, general and administrative expense of $4.1 million.
Summary Consolidated Results of Operations Table for nine months ended April 30, 2010

	Nine months Ended
	April 30,
	(in thousands)
	2010	2009
Net sales and other revenue	$245,841	$225,813
Cost of sales	222,534	199,774

Gross profit	23,307	26,039
Operating, general and administrative expenses	32,409	30,009

Operating loss	(9,102)	(3,970)
Other expense, net	(911)	(562)
Loss before taxes	(10,013)	(4,532)
Income tax benefit	(2,670)	(1,593)

Net loss	$(7,343)	$(2,939)

Nine months ended April 30, 2010 as compared to nine months ended April 30, 2009
          Net sales and other revenue for the nine month period ending April 30, 2010 increased $20.0 million to $245.8 million compared to $225.8 million for the same period the previous year. The increase in net sales and other revenue resulted primarily due to an increase in the volume of sales to new customers.
          Cost of sales for the nine month period ending April 30, 2010 increased $22.7 million to $222.5 million compared to $199.8 million for the same period the previous year. This increase is primarily attributable to additional sales for the new distribution centers in Quincy, Illinois; Mankato, Minnesota; Iowa Falls, Iowa; and Fort Smith, Arkansas. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor sales and purchase incentives.
          Gross profit for the nine month period ending April 30, 2010 decreased $2.7 million to $23.3 million compared to $26.0 million for the same period the previous year. This decrease is primarily attributable to a decrease in vendor sales and purchase incentives earned by the Company. Gross profit as a percentage of net sales and other revenue was 9.5% compared to 11.5% for the same period the previous year.
          Operating, general and administrative expenses for the nine month period ending April 30, 2010 increased $2.4 million to $32.4 million compared to $30.0 million for the same period the previous year. The increase in operating, general and administrative expenses resulted primarily from an increase in salaries expense of $1.6 million, an increase in lease expense of $0.4 million and an increase in legal fees of $0.4 million.

          Operating loss for the nine month period ending April 30, 2010 increased to $9.1 million compared to a loss of $4.0 million for the same period the previous year. The Company’s other expense was $(0.9) million for the nine month period ending April 30, 2010, compared to $(0.6) million for the same period the previous year. Interest expense increased to $1.1 million for the nine month period ending April 30, 2010, from $0.9 million for the same period in the previous year while interest income decreased to $0.2 million compared to $0.3 million in the prior period. The increase in the Company’s other expense resulted primarily from wages and other costs related to new facilities and legal and other costs related to litigation.
          Net loss increased by $4.4 million to $7.3 million compared to a $2.9 million loss for the same period the previous year. The net loss increase was primarily due to an increase in cost of sales and a decrease in gross profit.
Operating Segments —Nine months ended April 30, 2010 compared to nine months ended April 30, 2009
Wholesale Distribution
          Net sales and other revenue for the nine month period ending April 30, 2010 increased by 7.3% or $16.2 million. Net sales and other revenue for the nine month period ending April 30, 2010 totaled $237.8 million compared to $221.6 million for the same nine month period in the prior fiscal year. The increase in net sales and other revenue resulted primarily due to an increase in sales volume to existing customers.
          Cost of sales for the nine month period ending April 30, 2010 increased $24.8 million to $225.2 million compared to $200.4 million for the same period the previous year. This increase is primarily attributable to an increase in net sales and a decrease in vendor sales margins and incentives. Cost of sales includes the Company’s inventory product cost plus freight costs less vendor purchase and sales incentives.
          Gross profit decreased by $8.6 million to $12.6 million for the nine month period ending April 30, 2010 compared to $21.2 million for the same nine month period in the prior fiscal year. This decrease is primarily attributable to an increase in cost of sales and offset by an increase in sales and other revenue. Gross profit as a percentage of total revenue was 5.3% for the nine month period ending April 30, 2010 compared to 9.5% for the same nine month period in the previous year. Decreased gross profit as a percentage of total revenues is primarily attributed to a decrease in vendor sales margins and incentives.
          Operating, general and administrative expenses decreased by $3.5 million to $21.6 million for nine month period ending April 30, 2010 compared to $25.1 million for the previous year. This decrease in operating, general and administrative expenses resulted primarily from decreases in professional services of $0.8 million, salaries expense of $0.8 million, medical expense of $0.4 million, pharmacy fees of $0.4 million, marketing expense of $0.4 million, credit card fees of $0.2 million, and a decrease in marketing income of $0.5 million. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2010 was 9.1% compared to 11.3% for the nine month period ended April 30, 2009.
          Operating loss increased by $5.2 million to $9.1 million for the nine month period ending April 30, 2010 compared to a loss of $3.9 million for the previous year.
          Logistics Services
          Net sales and other revenue for the nine month period ending April 30, 2010 decreased by $0.03 million. For the nine month periods ending April 30, 2010 and 2009, net sales and other revenue totaled $0.2 million. This decrease is primarily attributable to decreased sales to other animal health wholesalers. Cost of sales for the nine month period ending April 30, 2010 decreased by $0.02 million.
          Gross profit decreased by $0.06 million to $0.03 million during the nine month period ending April 30, 2010 compared to $0.03 million for the same period during the previous fiscal year. Operating, general and administrative expenses are nominal for this segment and for the nine month periods ended April 30, 2010 and 2009. Operating income decreased by $0.06 million to $0.03 million for the nine month period ending April 30, 2010 compared to $0.03 million for the same period the previous year.

          Direct Customer Services
          Net sales and other revenue for the nine month period ending April 30, 2010 increased by 114.1% or $43.0 million. Net sales and other revenue for the nine month period ending April 30, 2010 totaled $80.6 million compared to $37.6 million for the same period the previous year. The increase in net sales and other revenue resulted primarily from an increase in sales to new customers.
          Cost of sales for the nine month period ending April 30, 2010 increased by $41.3 million to $75.2 million compared to $33.9 million for the same period the previous year. This increase is directly attributable to the increase of cost of goods sold and decrease in vendor sales margins and incentives. The cost of goods sold includes the Company’s inventory product cost and freight costs less vendor purchase and sales incentives.
          Gross profit increased by $1.6 million to $5.3 million in the nine month period ending April 30, 2010 compared to $3.7 million for the same period the previous fiscal year. This increase was directly attributable to the increase in sales to new customers. Gross profit as a percentage of total revenue was 6.6% for the nine month period ending April 30, 2010 compared to 9.9% for the nine month period ended April 30, 2009. The decrease in gross profit as a percentage of revenue is primarily attributable to a decrease in vendor sales margins and incentives.
          Operating, general and administrative expenses increased by $5.9 million to $10.8 million for the nine month period ending April 30, 2010 compared to $4.9 million for the previous year. The increase in operating, general and administrative expenses resulted in part from an increase in labor costs and associated taxes of $2.5 million and the operating expenses for the opening of distribution centers in Quincy, Illinois; Mankato, Minnesota; Iowa Falls, Iowa; and Fort Smith, Arkansas, and an increase in legal and other costs related to litigation. Such operating, general and administrative expenses as a percentage of total revenue for the nine month period ending April 30, 2010 were 13.4% and compared to 13.1% during the same nine month period ending April 30, 2009.
          Operating loss increased by $4.3 million to $5.5 million for the nine month period ending April 30, 2010 compared to an operating loss of $1.2 million for the same period in the previous year. This increase is primarily attributable to an increase in operating expenses of $5.9 million and offset by an increase of gross profit of $1.6 million.
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
Liquidity and Capital Resources
          The Company expends capital primarily to fund day-to-day operations and expand those operations to accommodate sales growth. It is necessary for the Company to expend funds to maintain significant inventory levels in order to fulfill its commitment to its customers. Historically, the Company has financed its cash requirements primarily from short term bank borrowings and cash from operations. At April 30, 2010, there were no additional material commitments for capital expenditures other than as noted below.
          Under its Bylaws, the Company may, in its discretion, decide to repurchase shares of common stock upon request for redemption by a shareholder.
          The Company also intends to pay a settlement amount to IVESCO pursuant to the terms of the settlement agreement.
          Operating Activities. Net cash provided by operating activities of $6.3 million for the nine months ending April 30, 2010, was primarily attributable to an increase in accounts payable of $19.9 million. This was partially offset by an increase of $8.7 million in accounts receivable and an increase in deferred income tax of $2.7 million.

The increase in accounts payable was primary attributed to the increase in purchase of inventory. Net cash consumed by operating activities of $2.5 million for the nine months ending April 30, 2009, was primarily attributable to an increase in accounts receivable of $4.5 million, an increase in inventory of $5.4 million, which was partially offset by an increase in accounts payable of $9.6 million which is due to an increase in inventory purchases related to meet the new demand for swine sales. The increase in accounts receivable was primarily attributable to extended promotional terms.
          Investing Activities. Net cash consumed by investing activities was $0.8 million for the nine months ending April 30, 2010 compared to $0.8 million for the nine months ending April 30, 2009. During both periods, the Company purchased office, warehouse, and computer equipment and paid premiums for life insurance on the Company’s officers.
          Financing Activities. Net cash consumed by financing activities of $2.1 million for the period ending April 30, 2010 was primarily attributable to net loan proceeds of $3.8 million. Net cash provided by financing activities of $4.7 million for the period ending April 30, 2009 was primarily attributable to net loan proceeds of $5.1 million.
Off-Balance Sheet Arrangements
          At April 30, 2010, the Company did not have any off-balance sheet arrangements.
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
Major Customers, Major Suppliers and Credit Concentrations
          Other financial assets and liabilities, which potentially subject the Company to concentrations of credit risk, are trade accounts receivable and trade payables. Two vendors comprised 52.8% and 54.1% of all purchases for the nine month periods ending April 30, 2010 and at April 30, 2009, respectively.
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
Pension Accounting
          For the nine months ended April 30, 2010 and 2009, benefits accrued, paid and expensed net to $0.04 million and $0.2 million, respectively. The plan is an unfunded supplemental executive retirement plan and is not subject to the minimum funding requirements of the Employee Retirement Income Security Act (ERISA). Although the SERP is an unfunded plan, the Company is informally funding the plan through life insurance contracts on the participants. The life insurance contracts had cash surrender values of $2.8 million and $2.7 million at April 30, 2010 and July 31, 2009, respectively.
Recent Accounting Changes
          In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references and GAAP in its financial statements issued for the period ended April 30, 2010. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.
          In February 2010, the FASB issued ASU 2010-09, Subsequent Events Amendments to Certain Recognition and Disclosure Requirements. This update removes the requirement for an SEC filer to disclose either the date through which subsequent events were reviewed or that subsequent events were evaluated through the date the financial statements were issued in both issued and revised financial statements. This update became effective for the Company upon its issuance, and upon adoption, did not impact the Company’s consolidated financial position, results of operations or cash flows.

ITEM 3:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The Company is exposed to market risks primarily from changes in interest rates. The Company does not engage in financial transactions for trading or speculative purposes.
          On January 29, 2010, the Company executed a Credit and Security Agreement with Wells Fargo Bank, National Association with a maturity date of January 31, 2013. The Company may borrow up to $40.0 million pursuant to the Revolving Note. The initial advance was used to repay the Term and Revolving Notes with the prior lender. Going forward, advances will be used by the Company for working capital. From January 29, 2010 through February 28, 2010, interest was paid at a variable rate, reset daily, equal to the daily three month London Interbank Offered Rate (LIBOR) rate plus a margin of 3.50%. Effective March 1, 2010, the lender increased the margin to 5.5%. Upon an event of default, the Revolving Note shall bear interest at the daily three month LIBOR rate plus the margin plus 3.00% per annum. As of April 30, 2010, the variable interest rate at which the Revolving Note accrued interest was 5.5% and the Company had approximately $22.1 million outstanding there under.
          At April 30, 2010, the Company was not compliant with the minimum net income covenant. The Company is currently in discussions with the Lender and on or before June 30, 2010, expects to enter into a forbearance agreement covering periods after January 31, 2010. See Note 4 to the Condensed Consolidated Financial Statements for additional information.
          The interest payable on the Company’s revolving line of credit is based on variable interest rates and is therefore affected by changes in the market interest rates. If interest rates on variable debt rose 0.55 percentage points (a 10% change from the interest rate as of April 30, 2010), assuming no change in the Company’s outstanding balance under the line of credit (approximately $22.1 million as of April 30, 2010), the Company’s annualized income before taxes and cash flows from operating activities would decline by approximately $0.1 million.

ITEM 4 T:	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          An evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Section 13a-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)) was carried out under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer as of the end of the period covered by this quarterly report. Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) accumulated and communicated to Company management (including the Chief Executive Officer and Principal Financial Officer) and to allow timely decisions regarding disclosures, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
          The Company intends to continue to monitor its disclosure controls and procedures, and if further improvements or enhancements are identified, the Company will take steps to implement such improvements or enhancements. It should be noted that the design of any system of controls is based upon certain assumptions about the likelihood of future events, and there can be no assurance that such design will succeed in achieving its stated objective under all potential future conditions, regardless of how remote. However, the Company’s Chief Executive Officer and Principal Financial Officer believe the Company’s disclosure controls and procedures provide reasonable assurance that the disclosure controls and procedures are effective.
Changes in Internal Controls
          During the quarter ended April 30, 2010, there were no changes in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting. Subsequent to April 30, 2010, the Company strengthened its internal control over financial reporting by implementing additional levels of approval required for expenditures, resulting in stricter scrutiny of all Company expenditures.

Limitations on the Effectiveness of Controls
          The Company has confidence in its internal controls and procedures. Nevertheless, the Company’s management (including the Chief Executive Officer) believes that a control system, no matter how well designed and operated can provide only reasonable assurance and cannot provide absolute assurance that the objectives of the internal control system are met, and no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Further, the design of an internal control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitation in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
PART II
OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS
          The Company previously reported the litigation with IVESCO Holdings, LLC in its Form 10-Q for the period ended April 30, 2009 and its Form 10-K for the year ended July 31, 2009. On May 12, 2010 the lawsuit was resolved pursuant to the terms of a confidential settlement agreement and on May 20, 2010, the lawsuit was dismissed by the court. The Company is subject to claims and other actions arising in the ordinary course of business. Some of these claims and actions may result in lawsuits where the Company is a defendant. Management believes that the ultimate obligations if any, which may result from unfavorable outcomes of such lawsuits, will not have a material adverse effect on the financial position, results of operations or cash flows of the Company and such obligations, if any, would be adequately covered by insurance.

ITEM 1A:	RISK FACTORS
          If the Company’s primary lender demands immediate payment of all amounts due and payable under the Credit Agreement, the Company currently does not have the ability to such amounts.
          The Company currently is in violation of certain financial covenants under its Credit and Security Agreement (“Credit Agreement”) with Wells Fargo Bank, National Association (“Lender”). As a result of the Company’s default, the Lender may immediately declare all amounts owed under the Credit Agreement due and payable. Should the Lender make such demand, the Company currently would be unable to repay the amounts due. As a result, the Lender could, among other remedies, foreclose on the Company’s collateral, which would have a material adverse effect on the Company’s business, results of operations, and ability to continue as a going concern. Although the Lender has the right to demand payment, the Company has not received any indication from the Lender that it intends to take such action, and is currently in discussions with the Lender and expects to enter into a forbearance agreement.

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          There is no established public trading market for the Company’s common stock. Ownership of the Company’s stock is limited to licensed, practicing veterinarians or any entity established to deliver veterinary services and/or products in which all medical decisions are made by licensed veterinarians such as a partnership or corporation. Each veterinarian shareholder is limited to ownership of one share of stock, which is purchased at the fixed price of $3,000. The share of stock may not be sold, assigned, or otherwise transferred, except back to the Company at the same $3,000 price. On April 30, 2010, there were 1,898 record holders of the Company’s common stock.
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
          During the quarter ended April 30, 2010, the Company repurchased 18 shares of its common stock as set forth in the following table:
Purchases of Equity Securities by the Company and Affiliated Purchasers:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Total Number	Average Price	Announced	Under the
	Of Shares	Paid Per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs(1)
February 1 — February 28, 2010	5	$3,000	—	1,911
March 1 — March 31, 2010	11	$3,000	—	1,900
April 1 — April 30, 2010	2	$3,000	—	1,898

Total:	18	$3,000

(1)	The maximum number of shares that may be purchased by the Company varies from time to time because of the on-going redemption of shares.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES
          None.

ITEM 4:	[REMOVED AND RESERVED]

ITEM 5:	OTHER INFORMATION
The following disclosure is provided pursuant to Item 5.02 (Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers) of Form 8-K:
On March 19, 2010, the Company made a bonus payment totaling $69,000 to Tara Chicatelli, the Company’s former Chief Financial Officer.
As previously reported, on May 10, 2010, the employment of Ms. Chicatelli ceased.

ITEM 6:	EXHIBITS

Exhibit No.	Description
3.1	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd.(1)

3.2	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

3.3	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

4.1	Certificate of Professional Veterinary Products, Ltd. (4)

4.2	Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3	Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.4	Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

10.1	First Amendment and Wavier to Credit and Security Agreement (#)

31.1(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Executive Officer (#)

31.1(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Financial Officer (#)

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer and Principal Financial Officer (#)

(#)	Filed herewith.
The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:
(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.

(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

SIGNATURES
          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 21, 2010	PROFESSIONAL VETERINARY PRODUCTS, LTD.
	By:	/s/ Stephen J. Price
Stephen J. Price, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Vicky Winkler
Vicky Winkler, Director of Finance
(principal financial officer)