Form 10-Q/A
period 2010-01-31
PROFESSIONAL VETERINARY PRODUCTS LTD /NE/
filed 2010-06-28
CIK 947425

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q/A

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
Common Stock, $1.00 par value, 1,895

PART II — OTHER INFORMATION
ITEM 6: Exhibits
SIGNATURES
EX-10.1
EX-31.1.A
EX-31.1.B
EX-32

Explanatory Note
     Professional Veterinary Products, Ltd. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q for the period ended January 31, 2010, originally filed on March 17, 2010 (the “Original Report”), for the sole purpose of addressing comments received from the Securities and Exchange Commission (the “Commission”) in connection with the Commission’s review of the Company’s request for confidential treatment on certain portions of the Credit and Security Agreement dated January 29, 2010, by and among the Company, its subsidiaries, and Wells Fargo Bank, a national association (the “Credit Agreement”). The Credit Agreement was filed as Exhibit 10.1 to the Original Report.
     This Amendment No. 1 on Form 10-Q/A includes in Part II, Item 6, the revised Exhibit 10.1, which replaces the exhibit previously filed under the same exhibit number in the Original Report. Except as noted, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update any related disclosures, and information not affected by this Amendment No. 1 is unchanged and reflects the disclosure made at the time of the filing of the Original Report.
     As required by Rule 12b-15, under the Securities and Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are also being filed and/or furnished as exhibits to this Form 10-Q/A.
PART II — OTHER INFORMATION

ITEM 6:	Exhibits

Exhibit
No.		Description
3.1		Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd.(1)

3.2		Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

3.3		Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

4.1		Certificate of Professional Veterinary Products, Ltd. (4)

4.2		Second Amended and Restated Articles of Incorporation of Professional Veterinary Products, Ltd. (1)

4.3		Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (2)

4.4		Amendment to Second Amended and Restated Bylaws of Professional Veterinary Products, Ltd. (3)

10.1		Credit and Security Agreement dated January 29, 2010, between Professional Veterinary Products, Ltd. and Wells Fargo Bank, National Association (#)

10.2		Promissory Note for the benefit of Wells Fargo Bank, National Association (5)

31.1	(A)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Executive Officer (#)

31.1	(B)	Certification pursuant to Item 601(b)(31) of Regulation S-K, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s Principal Financial Officer (#)

32		Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company’s Chief Executive Officer and Principal Financial Officer (#)

(#)	Filed herewith.
The following footnotes indicate a document previously filed as an exhibit to and incorporated by reference from the following:
(1)	Form 10-Q Quarterly Report for the period ended January 31, 2005 filed March 17, 2005.

(2)	Form 8-K Current Report dated March 7, 2005 and filed March 11, 2005.

(3)	Form 8-K Current Report dated May 26, 2006 and filed June 2, 2006.

(4)	Form S-1 Registration Statement No. 333-86629 filed on September 7, 1999.

(5)	Form 10-Q Quarterly Report for the period ended January 31, 2010, filed March 17, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 28, 2010	PROFESSIONAL VETERINARY PRODUCTS, LTD.
	By:	/s/ Stephen J. Price
Stephen J. Price, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Vicky Winkler
Vicky Winkler, Director of Finance
(principal financial officer)

2